Form 10-Q
period 2002-09-30
OPENTV CORP
filed 2002-11-14
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-15473

OPENTV CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0212376
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

401 East Middlefield Road
Mountain View, California 94043
(650) 429-5500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of October 31, 2002, the Registrant had outstanding:

40,896,432 Class A Ordinary Shares, no par value

30,631,746 Class B Ordinary Shares, no par value

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,515	$69,249
Short-term marketable debt securities	24,822	28,454
Accounts receivable, net	9,339	22,681
Due from MIH Limited entities	147	4,290
Prepaid expenses and other current assets	5,995	7,248

Total current assets	150,818	131,922
Long-term marketable debt securities	27,352	91,839
Property and equipment, net	22,349	24,981
Long-term private equity investments	—	15,208
Goodwill, net	—	1,435,712
Intangible assets, net	18,329	63,487
Other assets	4,342	4,465

Total assets	$223,190	$1,767,614

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,818	$5,628
Accrued liabilities	18,774	19,624
Current portion of deferred revenue	6,872	6,587

Total current liabilities	30,464	31,839
Deferred revenue, less current portion	7,996	4,238

Total liabilities	38,460	36,077

Commitments and contingencies (Note 9)

Minority interest	1,399	1,764

Shareholders’ equity:
Class A Ordinary Shares, no par value, 500,000,000 shares authorized; 40,896,432 and 40,525,732 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2,143,060	2,138,383
Class B Ordinary Shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding at September 30, 2002 and December 31, 2001	35,953	35,953
Additional paid-in capital	436,670	435,324
Treasury stock at cost, 50,629 and 49,629 shares at September 30, 2002 and December 31, 2001, respectively	(16)	(16)
Deferred share-based compensation	(639)	(4,144)
Accumulated other comprehensive income (loss)	200	(89)
Accumulated deficit	(2,431,897)	(875,638)

Total shareholders’ equity	183,331	1,729,773

Total liabilities, minority interest and shareholders’ equity	$223,190	$1,767,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002*	2001
Revenues:
Royalties	$3,878	$10,645	$16,243	$29,678
Services and other	5,933	8,679	19,015	28,308
Channel fees	2,741	1,135	7,890	1,135
License fees	759	4,617	3,236	11,099

Total revenues	13,311	25,076	46,384	70,220

Operating expenses:
Cost of revenues(1)	9,421	10,027	30,087	27,084
Research and development(2)	7,765	14,575	25,211	36,163
Sales and marketing(3)	6,260	10,456	23,953	36,627
General and administrative(4)	5,758	4,717	15,924	14,924
Restructuring costs	1,552	—	11,172	—
Impairment of goodwill	514,206	—	514,206	—
Impairment of intangible assets	24,796	—	24,796	—
Amortization of goodwill	—	97,691	—	293,074
Amortization of intangible assets	3,421	5,572	11,677	15,178

Total operating expenses	573,179	143,038	657,026	423,050

Loss from operations	(559,868)	(117,962)	(610,642)	(352,830)
Interest income	1,827	2,125	4,663	8,379
Other income (expense), net	(18)	(4)	(79)	1
Impairment of equity investments and notes receivable	(4,698)	(2,290)	(10,923)	(7,290)
Share of losses of equity investee	—	—	(7,275)	—
Realized loss on sale of marketable equity securities	—	—	—	(24,014)
Minority interest	88	(25)	365	71

Loss before income taxes	(562,669)	(118,156)	(623,891)	(375,683)
Income tax benefit (expense)	(384)	(378)	(1,101)	6,034

Loss before cumulative effect of accounting change	(563,053)	(118,534)	(624,992)	(369,649)
Cumulative effect of accounting change, net of tax	—	—	(931,267)	—

Net loss	$(563,053)	$(118,534)	$(1,556,259)	$(369,649)

Net loss per share, basic and diluted
Before cumulative effect of accounting change	$(7.81)	$(1.71)	$(8.71)	$(5.51)
Cumulative effect of accounting change, net of tax	—	—	(12.98)	—

	$(7.81)	$(1.71)	$(21.69)	$(5.51)

Shares used in computing net loss per share, basic and diluted	72,089,644	69,342,388	71,750,115	67,058,836

*	Amounts presented for the nine months ended September 30, 2002 reflect certain adjustments and reclassifications of amounts previously reported. See Note 11.
(1)
Inclusive of $389, $1,072, $1,271 and $3,484 of share-based compensation for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Inclusive of $53, $868, $261 and $2,832 of share-based compensation for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, respectively.
(3)	Inclusive of $63, $238, $279 and $792 of share-based compensation for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, respectively.
(4)	Inclusive of $380, $708, $1,317 and $2,319 of share-based compensation for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows used in operating activities:
Net loss	$(1,556,259)	$(369,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	931,267	—
Impairment of goodwill	514,206	—
Impairment of intangible assets	24,796	—
Depreciation and amortization of property and equipment	7,590	4,960
Amortization of intangible assets and goodwill	14,350	310,079
Amortization of share-based compensation	3,128	9,427
Deferred income tax benefit	—	(7,274)
Provision for doubtful accounts	1,257	975
Non-cash restructuring costs	2,749	—
Impairment of equity investments and notes receivable	10,923	7,290
Share of losses of equity investee	7,275	—
Realized loss on sale of marketable equity securities	—	24,014
In-process research and development	—	2,120
Minority interest	(365)	(71)
Changes in operating assets and liabilities:
Accounts receivable	12,085	(8,174)
Due from MIH Limited entities	4,143	810
Prepaid expenses and other current assets	1,162	641
Accounts payable	(852)	2,813
Accrued liabilities	(1,298)	(5,370)
Deferred revenue	4,043	1,567

Net cash used in operating activities	(19,800)	(25,842)
Cash flows provided from investing activities:
Purchase of property and equipment	(7,436)	(10,831)
Sale of subsidiary	—	4,625
Cash for acquisition of Static	—	(13,547)
Sale of marketable equity securities	—	16,486
Sale of marketable debt securities, net	68,119	18,993
Increase in private equity investments and notes receivable	(3,000)	(5,250)
Other	408	(593)

Net cash provided from investing activities	58,091	9,883
Cash flows provided from financing activities:
Proceeds from issuance of Ordinary Shares	941	5,245
Additional capital contribution from MIH Limited	1,709	—

Net cash provided from financing activities	2,650	5,245
Effect of exchange rate changes on cash	325	(132)

Net increase (decrease) in cash and cash equivalents	41,266	(10,846)
Cash and cash equivalents at beginning of period	69,249	94,003

Cash and cash equivalents at end of period	$110,515	$83,157

Non-cash financing activities:
Value of shares issued in connection with acquisition of Static	$3,749	$38,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 20-F for the year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying condensed consolidated interim financial statements include the accounts of OpenTV Corp. together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer to be amortized but rather are to be reviewed for impairment annually (or more frequently if there are indicators that such assets may be impaired). In connection with the adoption of SFAS 142 effective January 1, 2002, we were required to complete a transitional goodwill impairment test which resulted in an impairment charge for goodwill of $931.3 million that was recorded as a change in accounting principle in the first quarter of 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect a material effect on our financial position or results of operations from the adoption of SFAS 143.

Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies the guidance in Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit plan or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position or results of operations from the adoption of SFAS 146.

Note 3.    Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (in millions):

Nine Months Ended September 30, 2002
Balance as of January 1, 2002	$1,435.7
Cumulative effect of accounting change, net	(931.3)
Impairment of goodwill	(514.2)
Reclassification(1)	6.0
Additional goodwill(2)	3.8

Balance as of September 30, 2002	$—

(1)	Reclassification of certain intangible assets to goodwill in connection with the adoption of SFAS 142.
(2)
In July 2001, we acquired Static 2358 Holdings Limited, which together with its subsidiaries we refer to as Static in this Quarterly Report on Form 10-Q. Certain of the former shareholders of Static are entitled to receive 626,872 Class A Ordinary Shares pursuant to earn-out arrangements established in connection with that acquisition. Additional goodwill of $3.8 million was recorded based on the fair value of those shares on the date the number of shares to be issued was established.

Pursuant to the adoption of SFAS 142, we performed a transitional impairment test of our goodwill and intangible assets as of January 1, 2002. As a result, we recorded an impairment of $931.3 million, which was recorded as a cumulative effect of an accounting change in our condensed consolidated statements of operations. In the third quarter of 2002, we performed an additional impairment test of our remaining goodwill. Due to reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A Ordinary Shares, we determined that the remaining goodwill was impaired, and accordingly, wrote off the balance of $514.2 million.

As a result of adopting SFAS 142, we ceased amortizing goodwill. The following summarizes the impact on prior periods had we accounted for goodwill consistent with the provisions of SFAS 142 in those periods (in millions, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Net loss as reported	$(563.1)	$(118.5)
Goodwill amortization, net of tax	—	97.7

Pro-forma net loss	$(563.1)	$(20.8)

Basic and diluted net loss per share—as reported	$(7.81)	$(1.71)
Basic and diluted net loss per share—pro-forma	$(7.81)	$(0.30)

	Nine Months Ended September 30,
	2002	2001
Net loss as reported	$(1,556.3)	$(369.6)
Goodwill amortization, net of tax	—	293.1

Pro-forma net loss	$(1,556.3)	$(76.5)

Basic and diluted net loss per share—as reported	$(21.69)	$(5.51)
Basic and diluted net loss per share—pro-forma	$(21.69)	$(1.14)

Note 4.    Intangible Assets, net

The components of intangible assets, excluding goodwill, were as follows (in millions):

	September 30, 2002					December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Reclassification*	Impairment	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	$50.3	$(20.0)	$—	$(24.8)	$5.5	$38.1
Developed technologies	10.7	(6.2)	—	—	4.5	7.2
Customer agreements	4.5	(4.2)	—	—	0.3	0.6
Purchased technologies	8.3	(5.7)	—	—	2.6	3.9
Existing partnerships	8.5	(3.5)	—	—	5.0	7.1
Trademarks	0.7	(0.3)	—	—	0.4	0.6
In-place workforce	11.4	(5.4)	(6.0)	—	—	6.0

	$94.4	$(45.3)	$(6.0)	$(24.8)	$18.3	$63.5

*	Reclassification of certain intangible assets to goodwill in connection with the adoption of SFAS 142.

During the third quarter of 2002, due to the shift in strategic direction resulting from the change in our controlling shareholder, we determined that an impairment had occurred with the value of the patents related to our OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture. In accordance with SFAS 144, we recorded an impairment of $24.8 million, which was reported as a separate line in our condensed consolidated statements of operations.

The intangible assets are all being amortized on a straight-line basis over their estimated useful lives, which are as follows: Patents—3 to 5 years; Developed technologies—3 to 5 years; Customer agreements—1½ to 3 years; Purchased technologies—3½ to 5 years; Existing partnerships—3 years; Trademarks—3 years.

The estimated annual amortization expense through 2005 is as follows (in millions):

Year ending December 31,	Estimated Expense
2002 (Remaining three months)	$3.0
2003	10.9
2004	3.6
2005	0.8

$18.3

Note 5.    Restructuring Costs

January 2002 Restructuring

In January 2002, we implemented a workforce reduction in an effort to reduce our operating expenses. The total restructuring provision recorded in the first quarter of 2002 was $9.6 million.

The first quarter restructuring plan resulted in the termination of employment for approximately 50 employees in offices located in the United States and Korea. The employee separation benefits under the plan included severance payments, medical and other benefits totalling $1.5 million. Facilities consolidation charges for the reduction of excess office space in the United States, France and Korea were estimated to be $6.1 million. These costs included payments required under lease contracts, estimated lease buyout costs, consulting fees, and shut-down costs, offset by estimated sublease income. In September 2002, we reversed $3.0 million of excess facilities charges as a result of a favorable lease settlement on the excess office space in France. Asset write-offs of $2.0 million were incurred in connection with leasehold improvements and other fixed assets that were abandoned.

The following table sets forth the components of the first quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in millions):

	Employee Severance and Benefits	Excess Facilities	Asset Write-offs	Total
Q1 2002 provision	$1.5	$6.1	$2.0	$9.6
Q3 2002 reversal	—	(3.0)	—	(3.0)
Cash payments	(1.5)	(2.5)	—	(4.0)
Non-cash charges	—	—	(2.0)	(2.0)
Currency effect	—	0.4	—	0.4

Balance, September 30, 2002	$—	$1.0	$—	$1.0

The accrual balance of $1.0 million at September 30, 2002 is included in the accrued liabilities line item of the condensed consolidated balance sheets.

September 2002 Office Closure

In September 2002, we announced the closure of our regional office located in Naperville, Illinois, which will result in the termination of approximately 60 employees, the abandonment of an office lease and the write-down of certain fixed assets. The employee separation benefits in connection with this office closure included severance payments, medical and other benefits totalling $2.0 million. Facilities consolidation charges were estimated to be $1.8 million and asset write-offs were $0.8 million.

The following table sets forth the components of the third quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in millions):

	Employee Severance and Benefits	Excess Facilities	Asset Write-offs	Total
Q3 2002 provision	$2.0	$1.8	$0.8	$4.6
Non-cash charges	—	—	(0.8)	(0.8)

Balance, September 30, 2002	$2.0	$1.8	$—	$3.8

The accrual balance of $3.8 million at September 30, 2002 is included in the accrued liabilities line item of the condensed consolidated balance sheets. Employee severance and benefits are expected to be paid by the end of December 2002 and excess facilities relate to an operating lease which will be paid over the term of the lease.

October 2002 Restructuring

In October 2002, we began to implement additional restructuring initiatives to reduce our worldwide workforce by approximately 215 personnel. We expect that these initiatives will be completed by the end of the first quarter of 2003. The cost of this restructuring is presently estimated to be approximately $29.0 million and is expected to be recorded as a charge to operations in the fourth quarter of 2002 and the first quarter of 2003.

Note 6.    Net Loss Per Share

Basic and diluted net loss per share were computed using the weighted-average number of Ordinary Shares outstanding, net of Ordinary Shares subject to repurchase. Included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2002 were 626,872 Class A Ordinary Shares we have agreed to issue to certain former shareholders of Static pursuant to earn-out arrangements established in connection with our July 2001 acquisition of Static. The following items were not included in the computation of diluted net loss per share because the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Class A Ordinary Shares issuable upon exercise of stock options	6,920,475	8,146,302	6,920,475	8,146,302
Class A Ordinary Shares issuable upon exercise of warrants	681,520	3,734,222	681,520	3,734,222
Class A Ordinary Shares issuable for shares of OpenTV, Inc. Class A common stock	830,511	954,514	830,511	954,514
Class B Ordinary Shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796
Class A Ordinary Shares subject to repurchase	21,566	90,010	21,566	90,010

Note 7.    Comprehensive Loss

The components of comprehensive loss, net of income taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(563,053)	$(118,534)	$(1,556,259)	$(369,649)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	49	270	380	(132)
Unrealized gains on investments, net of income taxes	580	991	789	1,255
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	(735)	—	(880)	—
Reclassification for realized losses from sale of marketable equity securities, net of income taxes	—	—	—	11,117

Comprehensive loss	$(563,159)	$(117,273)	$(1,555,970)	$(357,409)

Note 8.    Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires enterprises to report information about operating segments in annual financial statements and also requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach. Our Chief Executive Officer reviews revenues by both geography and customer, and we are not organized into business units. Therefore, we believe that we operate in a single industry segment.

Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	%	2001	%	2002	%	2001	%
Europe, Africa and Middle East	$6.9	52%	$12.5	50%	$24.4	53%	$37.2	53%
Americas	4.8	36%	8.4	33%	16.4	35%	24.2	34%
Asia Pacific	1.6	12%	4.2	17%	5.6	12%	8.8	13%

	$13.3	100%	$25.1	100%	$46.4	100%	$70.2	100%

Two customers collectively accounted for 25% and 22% of revenues for the three months and nine months ended September 30, 2002, respectively. One customer accounted for 16% of revenues for the three months ended September 30, 2001. No customer accounted for more than 10% of revenues for the nine months ended September 30, 2001. Three customers collectively accounted for 45% of accounts receivable as of September 30, 2002.

Additional summarized information by geographic area is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Capital expenditures, net:
United States	$0.8	$3.7	$4.9	$9.5
Other countries	0.6	1.0	2.5	1.3

	$1.4	$4.7	$7.4	$10.8

	September 30, 2002	December 31, 2001
Long-lived assets(1):
United States	$28.4	$1,467.6
Other countries	16.6	61.1

	$45.0	$1,528.7

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

Note 9.    Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia. These leases expire between December 2002 and June 2010. Total rent expense, net of sublease amounts, was $1.9 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $6.0 million and $5.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Future minimum payments under non-cancelable operating leases as of September 30, 2002 were as follows (in millions):

Year ending December 31,	Minimum Commitments
2002 (Remaining three months)	$2.1
2003	7.6
2004	6.4
2005	2.7
2006	1.7
2007	1.1
Thereafter	2.5

$24.1

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, bandwidth, consulting and other services. Static has minimum commitments to British Sky Broadcasting Limited and its affiliates (collectively, “BSkyB”) for bandwidth, uplink and program listing fees of $0.5 million for the three months ending December 31, 2002 and $1.9 million, $1.9 million and $1.0 million, respectively, for the three years ending December 31, 2005.

We have agreed to issue Ordinary Shares of OpenTV Corp. in exchange for shares of OpenTV, Inc. held by minority shareholders, generally on a one-for-one basis, pursuant to an exchange agreement and a plan of exchange.

As of September 30, 2002, we had two standby letters of credit aggregating approximately $3.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’s Java technology. Subsequent amendments extended our license through December 2006. As amended, the agreement requires us to make a payment of $4 million to Sun Microsystems, less any amounts previously paid for support and royalty fees, in February 2007.

As discussed in greater detail in Note 12 (“Acquisitions”) below, we acquired a company that holds all of the capital stock of Wink Communications, Inc. on October 4, 2002. Prior to this transaction, Wink Communications entered into agreements pursuant to which it agreed to provide certain third parties with launch and marketing funds contingent upon the commercial launch of the Wink service by such third parties and with minimum revenue guarantees, certain of which were renegotiated during calendar year 2002. Wink Communications has minimum commitments under such contracts of $2.5 million for the three months ending December 31, 2002 and $3.3 million, $2.2 million and $2.2 million, respectively, for the three years ending December 31, 2005.

Contingencies

On February 7, 2002, OpenTV, Inc. filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit, captioned OpenTV, Inc. v. Liberate Technologies, Case No. C-02-0655, is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against us for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. Because this type of litigation involves complex technical and legal issues, we cannot predict the likelihood of a favorable outcome. However, we believe our lawsuit is meritorious and intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter.

In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for OpenTV Corp.’s initial public offering, OpenTV Corp. and various of OpenTV Corp.’s officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of OpenTV Corp.’s initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased our Class A Ordinary Shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. We believe that we have meritorious defenses to the claims asserted in this matter and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter.

In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’s initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’s common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. These are among the lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously.

On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC (“PMC”) alleging that DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States patents assigned to or licensed by PMC. Though Wink Communications is not a defendant in the suit, PMC may allege certain products of Wink Communications, possibly in combination with the products provided by the defendants, infringe PMC’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected.

On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates OpenTV technology or products, then OpenTV, Inc. may have indemnification obligations and our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, Wink Communications may have indemnification obligations and our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe any of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected.

We may incur substantial expenses in defending against these and other third party claims, which costs may be significant even if we are not found to have legal liability in connection with such claims. In the event of a determination adverse to us resulting from any such proceeding or claim, we may incur substantial monetary liability or be required to change our business practices. Accordingly, any such legal proceedings, claims or determinations could have a material effect on our business performance or on our financial position, results of operations or cash flows.

Note 10.    Related Party Transactions

The table below reflects transactions involving the following related parties during the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Nature of Transaction	2002	2001	2002	2001
Shareholders:
MIH Limited and its affiliates*	Royalties, license fees and services revenue Indirect royalties**	$365 —	$662 —	$1,379 —	$2,048 586

Liberty Broadband Interactive Television, Inc.*	Management fees	100	—	100	—

Motorola and General Instrument	License fees and services revenue Equipment purchases	1,817 —	4,207 35	5,196 70	6,462 2,498

EchoStar	Royalties, license fees and services revenue	1,008	1,541	2,328	2,628

Thomson Multimedia and its affiliates	Royalties, license fees and services revenue	76	967	1,480	1,186

America Online	Services revenue	—	600	—	647

Sun Microsystems	Software technology license and equipment purchases	29	41	120	170

Equity Investments:
WOW TV	Services revenue	—	281	399	392

*
On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty”) completed the previously announced transaction with MIH Limited (“MIHL”) by which Liberty acquired MIHL’s controlling ownership stake in OpenTV Corp. Another subsidiary of Liberty Media Corporation, Liberty Broadband Interactive Television, Inc. (“LBIT”), will own a portion of and manage the interest in OpenTV. Pursuant to the agreement Liberty and its subsidiary acquired 365,460 Class A Ordinary Shares of OpenTV Corp. and 30,206,154 Class B Ordinary Shares of OpenTV Corp. from MIHL, which collectively represented, on an undiluted basis, approximately 43% of the economic interest and 87% of the voting interest represented by OpenTV Corp.’s Ordinary Shares outstanding as of August 27, 2002. We were not a party to the agreement.

**	Two of our customers sold set-top boxes to affiliates of MIHL and paid royalties to us. Effective April 1, 2001, such affiliates of MIHL began paying all royalties directly to us.

In August 2002, we entered into various agreements with MIH Limited and its affiliates. Pursuant to a License Agreement, we licensed certain software and applications to MIH Limited and its affiliates in exchange for an up-front fee of approximately $4.4 million, to be recognized as revenue over a five-year period. In addition, we agreed to provide certain porting and customization services for a fixed fee of $300,000 and to provide maintenance and support over a five-year period at our standard rates. We further entered into a Master Carriage Agreement and an Omnibus Agreement. These two agreements had the effect, among other things, of (a) requiring that MIH Limited and its affiliates continue to use our technology throughout the remaining term of certain existing contracts between us and MIH Limited and its affiliates, and (b) amending in various respects certain existing agreements between us and MIH Limited and its affiliates.

The related parties receivables relating to MIH Limited and its affiliates are shown in a separate line in our condensed consolidated balance sheets. The receivables from all other related parties were $1.7 million as of September 30, 2002. Deferred revenue from MIH Limited and EchoStar was $4.4 million and $6.2 million, respectively, as of September 30, 2002.

In April 2002, we entered into agreements with certain of our executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control of us. Our obligation to make these payments was triggered on August 27, 2002 when Liberty Media Corporation and one of its subsidiaries acquired MIH Limited’s controlling ownership stake in OpenTV Corp. We recorded compensation expense of $1.7 million in our condensed consolidated statements of operations during the third quarter of 2002 for payments made under such agreements through September 30, 2002. Pursuant to a reimbursement agreement with MIH Limited, MIH Limited reimbursed us for these retention payments, which have been reflected as a capital contribution in our condensed consolidated balance sheets.

In June 2000, we entered into an employment agreement with James Ackerman, our Chief Executive Officer and a member of our board of directors, pursuant to which we agreed, among other things, (a) to provide an interest-free relocation loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A Ordinary Shares having a fair market value of approximately $0.6 million in annual installments over the same four-year period. In January 2001, 25% of the cash portion of the loan was forgiven and 14,525 Class A Ordinary Shares were issued. In January 2002, another 25% of the loan amount was forgiven and 17,830 Class A Ordinary Shares were issued. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A Ordinary Shares were also reported as compensation expense.

Note 11.    Adjusted Quarterly Information

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002
	(In millions, except per share amounts)
Revenues	$18.9	$14.2	$13.3
Loss from operations	(28.1)	(22.6)	(559.9)
Net loss	(969.2)	(24.0)	(563.1)
Net loss per share, basic and diluted	(13.60)	(0.33)	(7.81)

The above amounts have been adjusted from those previously reported to reflect application of the equity method of accounting for our investment in WOW TV commencing in the first quarter of 2002, when our ownership interest in WOW TV increased from approximately 17% to 22%. The equity method of accounting was not previously applied in the first two quarters due to a clerical error in computing our ownership interest. Our investment in WOW TV was originally fully impaired in the quarter ended June 30, 2002. Application of the equity method of accounting resulted in reversing $7.3 million of the impairment in the quarter ended June 30, 2002 and recognizing, in a separate line called “share of losses of equity investee,” amounts of $5.6 million in the quarter ended March 31, 2002 and $1.7 million in the quarter ended June 30, 2002 representing our share of the net losses of WOW TV through the date the investment was fully impaired. In addition, we reversed $1.3 million of license revenue recognized in the quarter ended March 31, 2002 and the same amount of bad debt expense recognized in the quarter ended June 30, 2002, both attributable to WOW TV. Furthermore, we reclassified amortization of developed technology to “cost of revenues” rather than “amortization of intangible assets.” These adjustments and reclassifications did not impact our results of operations for the quarter ended September 30, 2002.

Note 12.    Acquisitions

On September 26, 2002, we announced that we had entered into an Agreement and Plan of Merger for the acquisition of ACTV, Inc. (“ACTV”) in a stock-for-stock merger. The merger is conditioned upon the approval of our shareholders, the approval of ACTV’s shareholders and receipt of approvals from, or the expiration of waiting periods imposed by, certain regulatory authorities. Under the terms of the agreement, each outstanding share of ACTV common stock will be exchanged for a fraction of an OpenTV Class A Ordinary Share equal to $1.65 divided by the average market price of an OpenTV Class A Ordinary Share, calculated as the average of the closing prices of an OpenTV Class A Ordinary Share over the five trading day period ending on the third trading day prior to the merger; provided that (a) if the average market price of an OpenTV Class A Ordinary Share as so calculated is less than $2.25, the average market price of an OpenTV Class A Ordinary Share will be deemed to be $2.25 for this purpose and (b) if the average market price of an OpenTV Class A Ordinary Share as so calculated is greater than $6.05 per share, the average market price of an OpenTV Class A Ordinary Share will be deemed to be $6.05 for this purpose. If the average market price, as so calculated, of an OpenTV Class A Ordinary Share is less than $0.80, then ACTV will have the right to terminate the Agreement and Plan of Merger unless we elect to adjust the exchange ratio so that the ACTV shareholders receive a fraction of an OpenTV Class A Ordinary Share, or a number of OpenTV Class A Ordinary Shares, having a value, based upon the average market price of the OpenTV Class A Ordinary Shares, equal to not less than $0.584 per ACTV common share.

Also on September 26, 2002, we announced that we had entered into a Stock Purchase Agreement with LBIT for the purchase of all of the capital stock of a subsidiary of LBIT that holds all of the capital stock of Wink Communications for $101 million in cash, representing the actual cost of LBIT’s acquisition of Wink Communications which was completed on August 22, 2002. Our transaction was completed on October 4, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition to those risk factors identified in Item 3.D. of OpenTV Corp.’s Annual Report on Form 20-F for the fiscal year ended December 31, 2001 and Part I, Item 2 of Wink Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, in each case as filed with the Securities and Exchange Commission, the following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to carry out effectively our previously-announced restructuring initiatives and the effectiveness of those initiatives in reducing expenses in future periods;

•	our ability to successfully integrate the business of Wink Communications into our operations;

•	our ability to generate substantial ongoing revenues from our core middleware and applications-related offerings;

•	decisions by cable and satellite providers and other industry participants with respect to capital spending and the rollout of interactive products;

•	general economic and business conditions and industry trends worldwide;

•	competitor responses to our products and services and the overall market acceptance of such products and services;

•	uncertainties inherent in new business strategies, new product launches and development plans;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of vendors to deliver required equipment, software and services;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the United States Federal Communications Commission, the European Commission and other European regulatory bodies, and adverse outcomes from regulatory proceedings; and

•	changes in the nature of key strategic relationships with partners and joint venturers.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and with our financial statements, notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in OpenTV Corp.’s Annual Report on Form 20-F for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Overview

We are one of the world’s leading interactive television companies. We provide a comprehensive suite of interactive solutions including operating middleware, interactive content and applications, interactive advertising and games, content creation tools, professional support services and strategic consulting. Our operating middleware has been deployed in over 27 million set-top boxes around the world.

Reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers have had a significant adverse effect on the interactive television market, and our operations, throughout the nine months ended September 30, 2002. We expect this trend to continue until economic conditions improve for interactive television participants, and that our revenues for the fourth quarter of 2002 will be lower than the comparable period in the prior year.

Results of Operations

Revenues

Revenues for the three months ended September 30, 2002 declined by 47% from $25.1 million in 2001 to $13.3 million in 2002. For the nine months ended September 30, 2002, revenues declined by 34% from $70.2 million in 2001 to $46.4 million in 2002. Revenues by line item were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Royalties	$3.9	$10.7	$16.3	$29.7
Services and other	5.9	8.7	19.0	28.3
Channel fees	2.7	1.1	7.9	1.1
License fees	0.8	4.6	3.2	11.1

	$13.3	$25.1	$46.4	$70.2

Royalties

Royalties for the three months ended September 30, 2002 declined by $6.8 million from $10.7 million in 2001 to $3.9 million in 2002. Beginning in 2002, we began experiencing a significant decline in the number of shipments of set-top boxes enabled with our middleware. The decline was especially acute in the third quarter with unit volume in Europe down 70% compared with the prior year, resulting in a decrease in royalties in Europe of $5.7 million, or 74%, from the prior year. In 2002, there was a new customer in North America which shipped set-top boxes contributing to an increase of $1.1 million in Americas royalties compared with the prior year, offset by a decline of $2.2 million in Asia Pacific.

For the nine months ended September 30, 2002, royalties declined by $13.4 million from $29.7 million in 2001 to $16.3 million in 2002. Unit volume in Europe declined 49% from the prior year and royalties declined by $10.6 million, or 53%. Royalties in North America increased by $1.5 million, offset by a decline of $4.3 million in Asia Pacific.

Services and other

Services and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers and broadcasters. As a result of a general slowdown in interactive television-related spending by our customers in 2002, revenues in this category for the three months ended September 30, 2002 declined by $2.8 million from $8.7 million in 2001 to $5.9 million in 2002. For the nine months ended September 30, 2002, the decline was $9.3 million from $28.3 million in 2001 to $19.0 million in 2002. Motorola is one of our major customers for professional services and they accounted for $1.8 million and $2.2 million of services revenue for the three months ended September 30, 2002 and 2001, respectively, and $5.2 million and $4.5 million of services revenue for the nine months ended September 30, 2002 and 2001, respectively.

Channel fees

In July 2001, we acquired Static, which operates the PlayJam interactive games channel in the United Kingdom, France and the United States. We receive revenue from consumers based on the number of times they pay to play games on the PlayJam channel and register for prizes. In the third quarter of 2001, PlayJam relied on premium rate telephony as the mechanism generating revenues of $1.1 million. Following the development of new and more popular games and the introduction of an interactive payment mechanism in the fourth quarter of 2001, pay-per-play activity has increased and revenues increased to the range of $2.5 million to $2.7 million for each of the first three quarters of 2002.

License fees

Due to the general slowdown in interactive television-related spending by our customers, we experienced a significant decline in license fees during the second and third quarters of 2002. In the quarter ended September 30, 2002, there were no license fees from our web browser Device Mosaic and total license fees were $0.8 million. In the quarter ended September 30, 2001, license fees were $4.6 million, which included $2.0 million from Motorola for Device Mosaic. For the nine months ended September 30, 2002, license fees declined by $7.9 million, or 71%, from $11.1 million in 2001 to $3.2 million in 2002 due to the slowdown in spending for all of our licensed products.

Operating Expenses

Operating expenses by line item were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of revenues	$9.4	$10.0	$30.1	$27.1
Research and development	7.8	14.6	25.2	36.2
Sales and marketing	6.3	10.4	23.9	36.6
General and administrative	5.7	4.7	15.9	14.9
Restructuring costs	1.6	—	11.2	—
Impairment of goodwill	514.2	—	514.2	—
Impairment of intangible assets	24.8	—	24.8	—
Amortization of goodwill	—	97.7	—	293.1
Amortization of intangible assets	3.4	5.6	11.7	15.2

	$573.2	$143.0	$657.0	$423.1

Cost of revenues

Cost of revenues consists primarily of compensation-related expenses and related overhead costs associated with professional services engagements, the costs, including network infrastructure and bandwidth, of operating the PlayJam interactive games channel, and amortization of developed technology.

Cost of revenues for the three months ended September 30, 2002 decreased by $0.6 million from $10.0 million in 2001 to $9.4 million in 2002. This decrease included $1.2 million due to reduced staffing, consultants, travel, and overhead costs for the professional services group due to the reduced volume of engagements. In addition, there was a reduction of $1.0 million in the third quarter of 2002 due to the reversal of the bonus provision for the prior two quarters and elimination of the bonus provision in the third quarter of 2002, compared with the prior year’s bonus provision. There was also a decrease of $0.7 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested. These decreases were offset by an increase of $2.3 million for the costs of operating the PlayJam interactive games channel due to an increased volume of activity.

For the nine months ended September 30, 2002, cost of revenues increased by $3.0 million from $27.1 million in 2001 to $30.1 million in 2002. The inclusion of Static for nine months in 2002, compared with only three months in 2001, accounted for an increase of $11.0 million, of which $0.8 million was amortization of developed technology. This increase was offset by a decrease of $4.0 million due to reduced staffing, consultants, travel, and overhead costs for the professional services group associated with a decreased volume of professional services engagements, and a decrease of $0.8 million for product hardware costs. In addition, there were decreases of $2.2 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested and $1.0 million due to the lack of a bonus provision in 2002.

Research and development

Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

Research and development expenses for the three months ended September 30, 2002 decreased by $6.8 million from $14.6 million in 2001 to $7.8 million in 2002. In 2001, there was $2.1 million of in-process research and development costs associated with our acquisition of Static, compared with none in 2002. There were also decreases in 2002 of $1.9 million due to reduced staffing, travel and overhead costs, $1.0 million due to lower usage of subcontractors, $1.0 million for the reversal of the bonus provision for the prior two quarters and elimination of the bonus provision in the third quarter of 2002, and $0.8 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested.

For the nine months ended September 30, 2002, research and development expenses decreased by $11.0 million from $36.2 million in 2001 to $25.2 million in 2002. The decreases included the aforementioned $2.1 million of in-process research and development costs, $1.8 million due to reduced staffing, travel and overhead costs, $3.6 million due to lower usage of subcontractors, $2.6 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested, and $1.8 million due to the lack of a bonus provision in 2002. The inclusion of Static for nine months in 2002, compared with only three months in 2001, accounted for an increase of $0.9 million.

Sales and marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, sales commissions, and travel costs.

Sales and marketing expenses for the three months ended September 30, 2002 decreased by $4.1 million from $10.4 million in 2001 to $6.3 million in 2002. There was a decrease of $2.5 million attributable to advertising, trade show, branding, and travel expenses due to a concerted attempt to reduce expenses in response to a significant decrease in total revenues. In addition, there were reductions of $0.9 million due to reduced staffing and overhead, $1.2 million due to the reversal of the bonus provision for the prior two quarters and elimination of the bonus provision in the third quarter of 2002, and $0.2 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested. These decreases were offset by compensation expense during the third quarter of 2002 of $0.7 million for retention payments to certain key management personnel.

For the nine months ended September 30, 2002, sales and marketing expenses decreased by $12.7 million from $36.6 million in 2001 to $23.9 million in 2002. During 2001, there was a one-time marketing cost of $8.4 million paid to BSkyB for marketing for a hard-drive set-top box. There was no similar expense in 2002. There were also decreases in 2002 of $2.9 million for discretionary marketing programs and travel, $1.6 million for reduced staffing and overhead, $1.7 million for bonuses and sales commissions, and $0.5 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested. The inclusion of Static for nine months in 2002, compared with only three months in 2001, accounted for an increase of $1.7 million. There was also compensation expense during the third quarter of 2002 of $0.7 million for retention payments to certain key management personnel.

General and administrative

General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

General and administrative expenses for the three months ended September 30, 2002 increased by $1.0 million from $4.7 million in 2001 to $5.7 million in 2002. The individual components of this overall increase include compensation expense during the third quarter of 2002 of $0.9 million for retention payments to certain key management personnel, an increase of $0.4 million in the provision for doubtful accounts and an increase of $0.6 million for professional services and overhead expenses. These increases were offset by $0.6 million for a reversal of the bonus provision for the prior two quarters and elimination of the bonus provision in the third quarter of 2002 and $0.3 million for a decrease in share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested.

For the nine months ended September 30, 2002, general and administrative expenses increased by $1.0 million from $14.9 million in 2001 to $15.9 million in 2002. There was an increase of $0.3 million in the provision for doubtful accounts and an increase of $0.3 million for professional services and overhead expenses. The inclusion of Static for nine months in 2002, compared with only three months in 2001, accounted for an increase of $1.1 million. There was also compensation expense during the third quarter of 2002 of $0.9 million for retention payments to certain key management personnel. These increases were offset by a decrease of $0.6 million due to the lack of a bonus provision in 2002 and a decrease of $1.0 million for share-based compensation due to certain options for which compensation expense was appropriate having been cancelled or having become fully-vested.

Restructuring costs

In September 2002, we announced the closure of our office in Naperville, Illinois, which will result in the termination of approximately 60 employees, the abandonment of an office lease and the write-down of certain fixed assets. Total costs from this restructuring were estimated to be $4.6 million. In addition, in September there was a reversal of $3.0 million of restructuring expense relating to the cancellation of the lease for a portion of our office space in Paris, France at more favorable terms than originally estimated when the related restructuring provision was established in the first quarter of 2002. This resulted in a net restructuring expense for the three months ended September 30, 2002 of $1.6 million. For the nine months ended September 30, 2002, restructuring costs were $11.2 million.

In October 2002, we began to implement further restructuring initiatives which are expected to result in the termination of approximately 215 employees at various locations around the world, the abandonment of various office leases and the write-down of certain fixed assets. The cost of these restructuring initiatives is estimated to be approximately $29.0 million. This restructuring is expected to be completed by the end of the first quarter of 2003 and is expected to be recorded as a charge to operations during the fourth quarter of 2002 and the first quarter of 2003. It is anticipated that operating expenses will be reduced significantly in all areas by the end of the first quarter of 2003.

Impairment and amortization of goodwill and intangible assets

In accordance with SFAS 142, we reevaluated the amount recorded as goodwill as of January 1, 2002 and determined that an impairment of $931.3 million had occurred. This amount has been shown as a cumulative effect of an accounting change in the condensed consolidated statements of operations. In the third quarter of 2002, due to reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A Ordinary Shares, we determined that the remaining goodwill was impaired, and accordingly, wrote off the balance of $514.2 million. This impairment has been shown as a separate line in the condensed consolidated statements of operations. As a result of the new accounting rules for goodwill, there was no amortization required in 2002, whereas the amortization of goodwill was $97.7 million and $293.1 million for the three months and nine months ended September 30, 2001, respectively.

In the third quarter of 2002, due to the shift in strategic direction resulting from the change in our controlling shareholder, we determined that an impairment of $24.8 million had occurred in the value of the patents related to our OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture. This impairment has been shown as a separate line in the condensed consolidated statements of operations.

Amortization of developed technologies was $0.9 million for the three months ended September 30, 2002 and the three months ended September 30, 2001, $2.7 million for the nine months ended September 30, 2002 and $1.9 million for the nine months ended September 30, 2001. These amounts have been included in the condensed consolidated statements of operations as cost of revenues. Amortization of other intangible assets was $3.4 million for the three months ended September 30, 2002, compared with $5.6 million for the comparable period in the prior year, and $11.7 million for the nine months ended September 30, 2002, compared with $15.2 million for the comparable period in the prior year. These amounts have been shown as a separate line in the condensed consolidated statements of operations.

Other income and expense items

As a result of declining interest rates in the U.S., and decreases in our investment portfolio resulting from the sale of investment securities both to support our operations and to finance our indirect acquisition of Wink Communications on October 4, 2002, interest income for each quarter in 2002 was lower than for the corresponding quarter in 2001. For the three months ended September 30, 2002, interest income was $1.8 million compared with $2.1 million for the prior year. As a result of the sale of a large portion of our marketable debt securities in preparation for the indirect acquisition of Wink Communications, interest income for the three months ended September 30, 2002 included $0.7 million of realized gains that previously had been included in accumulated other comprehensive income as unrealized gains. For the nine months ended September 30, 2002, interest income was $4.7 million compared with $8.4 million for the prior year.

During the past three years, we made various equity investments in, and loans to, certain privately-held companies. Most of these companies subsequently experienced severe cash flow problems and we found it necessary to write down the value of our equity investments and notes receivable. For the three months ended September 30, 2002, we wrote down $4.7 million of such equity investments and notes receivable, compared with $2.3 million in the prior year. For the nine months ended September 30, 2002, we wrote down $10.9 million of such equity investments and notes receivable and our share of losses of equity investee was $7.3 million. For the nine months ended September 30, 2001, there was a write-down of equity investments and notes receivable of $7.3 million.

In the nine months ended September 30, 2001, there was a realized loss of $24.0 million from the sale of certain marketable equity securities that were acquired in connection with our acquisition of Spyglass.

Income taxes

We have significant United States federal tax loss carryforwards. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Income tax expense was $0.4 million for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, income tax expense was $1.1 million. For the nine months ended September 30, 2001, there was a net income tax benefit of $6.0 million, comprised of a current tax provision of $1.2 million offset by a deferred tax credit of $7.2 million resulting from the fair value calculations for the aforementioned marketable equity securities acquired in connection with our acquisition of Spyglass.

Liquidity and capital resources

The highlights of our cash flow were as follows (in millions):

	Nine Months Ended September 30,
	2002	2001
Cash used in operating activities	$(19.8)	$(25.8)
Cash provided from investing activities	58.1	9.9
Cash provided from financing activities	2.6	5.2
Change in cash and cash equivalents	41.3	(10.8)

We invest a portion of our cash portfolio in debt instruments that are highly liquid, high-quality investment grade securities and that predominantly have maturities of less than two years, with the intent to have such funds readily available for business purposes. As of September 30, 2002, we had cash and cash equivalents of $110.5 million plus short-term and long-term marketable debt securities of $52.2 million, for a total cash portfolio of $162.7 million. On October 4, 2002, we acquired all of the capital stock of an entity that holds all of the capital stock of Wink Communications, Inc. from LBIT, a wholly-owned subsidiary of our controlling shareholder, for $101 million in cash. As of September 30, 2002, Wink Communications held cash and cash equivalents of approximately $47 million.

Due to our continuing operating losses, cash of $19.8 million was used in operating activities for the nine months ended September 30, 2002, compared with a use of $25.8 million for the comparable period in the prior year. The cash flows from operations for the nine months ended September 30, 2002 were favorably impacted by the reduction in accounts receivable of $12.1 million.

Cash provided from investing activities was $58.1 million for the nine months ended September 30, 2002, primarily due to the sale of marketable debt securities held by us in anticipation of the indirect cash acquisition of Wink Communications that we completed on October 4, 2002. Cash used for capital expenditures was $7.4 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, cash provided from investing activities was $9.9 million and included $19.0 million received from the net sales of marketable debt securities and $16.5 million from the sale of marketable equity securities acquired in connection with our acquisition of Spyglass, offset by cash uses of $10.8 million for capital expenditures, $13.5 million for the acquisition of Static and $1.3 million for other cash uses.

Cash provided from financing activities was $2.6 million for the nine months ended September 30, 2002 and included $0.9 million from the issuance of shares pursuant to various employee benefit arrangements and a $1.7 million payment recorded as a capital contribution that was received from our former controlling shareholder, MIH Limited, pursuant to its agreement to reimburse us for retention payments made to certain key management personnel. In the prior year, cash provided from financing activities was $5.2 million, of which $1.4 million was from the exercise of warrants.

We expect that the restructuring initiatives which were announced in September and October 2002 will require the use of approximately $24 million in cash. We further expect that upon completion, which is targeted for the end of the first quarter of 2003, these initiatives will enable us to reduce the cash used in our operations by a significant amount in future periods. Although we used $101 million of cash in early October for the indirect acquisition of Wink Communications, Wink Communications had a cash portfolio of approximately $47 million as of September 30, 2002. In light of these factors, we believe that our existing cash portfolio together with the cash held by Wink Communications will be in excess of our operating requirements for the next twelve months.

Operating leases

We have various non-cancelable operating lease agreements for our worldwide offices. As part of our restructuring initiatives, we decided to close a number of these offices and to abandon the related leases or sublease the lease space to third parties. As a result of our indirect acquisition of Wink Communications, we expect to close the California headquarter offices leased by us and by Wink Communications and to consolidate both offices in a new California location. We have not yet secured a lease for this new office. The future minimum lease commitments for all of our existing offices as of September 30, 2002 were as follows (in millions):

Year ending December 31,	Minimum Commitments
2002 (Remaining three months)	$2.1
2003	7.6
2004	6.4
2005	2.7
2006	1.7
2007	1.1
Thereafter	2.5

$24.1

Other commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, bandwidth, consulting, and other services. Static has minimum commitments with BSkyB for bandwidth, uplink and program listing fees of $0.5 million for the three months ending December 31, 2002 and $1.9 million, $1.9 million and $1.0 million, respectively, for the three years ending December 31, 2005.

As of September 30, 2002, we had two standby letters of credit aggregating approximately $3.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’s Java technology. Subsequent amendments extended our license through December 2006. As amended, the agreement requires us to make a payment of $4.0 million to Sun Microsystems, less any amounts previously paid for support and royalty fees, in February 2007.

Wink Communications has entered into agreements pursuant to which it has agreed to provide certain third parties with launch and marketing funds contingent upon the commercial launch of the Wink service by such third parties and with minimum revenue guarantees, certain of which were renegotiated during calendar year 2002. Wink Communications has minimum commitments under such contracts of $2.5 million for the three months ending December 31, 2002 and $3.3 million, $2.2 million and $2.2 million, respectively, for the three years ending December 31, 2005.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks. This exposure relates to our holdings of fixed income investment securities, investments in and notes receivable from privately-held companies and assets and liabilities denominated in foreign currencies.

Fixed income investment risk

We own a fixed income investment portfolio with various holdings, types and maturities. All of these investments were classified as available-for-sale during the nine months ended September 30, 2002. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item titled “accumulated other comprehensive income (loss).”

Most of these investments consist of a diversified portfolio of highly liquid United States dollar denominated debt securities classified by maturity as cash equivalents, short-term investments or long-term investments. These debt securities are not leveraged and are held for purposes other than trading. Our investment policy limits the maximum maturity of securities in this portfolio to three years and weighted-average maturity to 15 months. Although we expect that market value fluctuations of our investments in short-term debt obligations will not be significant, a sharp rise in interest rates could have a material adverse effect on the value of securities in the portfolio with longer maturities. Alternatively, a sharp decline in interest rates could have a material positive effect on the value of securities in the portfolio with longer maturities. We do not currently hedge interest rate exposures.

Our investment policy limits investment concentration in any one issuer (other than with respect to United States treasury securities) and also restricts this part of our portfolio to investment grade obligations based on the assessments of rating agencies. There have been instances in the past where the assessments of rating agencies have failed to anticipate significant defaults by issuers. It is possible that we could lose most or all of the value in an individual debt obligation as a result of a default. A loss through a default may have a material impact on our earnings even though our policy limits investments in the obligations of a single issuer to no more than five percent of the value of our portfolio.

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2002 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

Issuer	Valuation of Securities if Interest Rates Decrease 1%	Fair Value as of September 30, 2002	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
United States government and agencies	$34,805	$34,068	$33,768	$33,267
Corporate notes and bonds	17,309	17,106	17,044	16,916

	$52,114	$51,174	$50,812	$50,183

The modeling technique used in the above table estimates fair values based on changes in interest rates assuming static maturities. The fair value of individual securities in our investment portfolio is likely to be affected by other factors including changes in ratings, market perception of the financial strength of the issuers of such securities and the relative attractiveness of other investments. Accordingly, the fair value of our individual securities could also vary significantly in the future from the amounts indicated above.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” a substantial portion of our portfolio of investment securities was sold during September 2002 in anticipation of the indirect cash acquisition of Wink Communications that we completed on October 4, 2002.

Private investment risk

We have made strategic investments in equity securities and debt obligations of certain privately-held companies that are in the start-up or development stages. These investments are inherently risky as the market for the technologies, products and services these companies have under development may never materialize, and we could incur the loss of a portion or all of our investments in these privately-held companies. During the nine months ended September 30, 2002, we wrote down the value of these investments by $10.9 million. As of September 30, 2002 all of these investments had been written down to a carrying value of zero in our condensed consolidated balance sheets.

Foreign currency exchange rate risk

We transact business in various foreign countries. Our functional currencies are generally the local currencies of the countries in which we have offices. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

We regularly assess foreign currency exchange rate risk that results from our global operations. The majority of our currency exposures relates to exchange rate changes between the Euro and the United States Dollar. We used foreign currency forward exchange contracts in hedging foreign currency exposures during the nine months ended September 30, 2002. The outstanding balance of commitments under foreign exchange forward contracts did not exceed $1.5 million at any time during the nine months ended September 30, 2002. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of September 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision of our Disclosure Committee, which includes our Chief Executive Officer, our Chief Financial Officer and certain other key management personnel, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in factors that could significantly affect our internal controls, subsequent to the date our Chief Executive Officer and our Chief Financial Officer completed their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 7, 2002, OpenTV, Inc. filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit, captioned OpenTV, Inc. v. Liberate Technologies, Case No. C-02-0655, is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against us for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. Because this type of litigation involves complex technical and legal issues, we cannot predict the likelihood of a favorable outcome. However, we believe our lawsuit is meritorious and intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter.

In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for OpenTV Corp.’s initial public offering, OpenTV Corp. and various of OpenTV Corp.’s officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of OpenTV Corp.’s initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased our Class A Ordinary Shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. We believe that we have meritorious defenses to the claims asserted in this matter and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter.

In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’s initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’s common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. These are among the lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously.

On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC (“PMC”) alleging that DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States patents assigned to or licensed by PMC. Though Wink Communication is not a defendant in the suit, PMC may allege certain of its products, in combination with the products provided by the defendants, infringe PMC’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if it is determined that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected.

On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates OpenTV technology or products, then OpenTV, Inc. may have indemnification obligations and our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, Wink Communications may have indemnification obligations and our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe any of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 19, 2002, our board of directors amended Regulation 136 of OpenTV Corp.’s Articles of Association to read in its entirety as follows: “The auditors of the Company shall be appointed by resolution of directors.” Notice of such amendment was filed with the Registrar of Companies in the British Virgin Islands on September 24, 2002. Prior to such amendment, Regulation 136 read in its entirety as follows: “The first auditors shall be appointed by resolution of directors; subsequent auditors shall be appointed by a resolution of members.” The effect of such amendment was to permit our board of directors to appoint our auditors without action by “members” of OpenTV Corp. (members being the term used under British Virgin Islands law to refer to the holders of OpenTV Corp.’s shares). Previously, the power to appoint auditors other than our first auditors was reserved to the members.

On November 23, 1999, we commenced an initial public offering of 8,625,000 Class A Ordinary Shares (including an underwriters’ over-allotment option of 1,125,000 Class A Ordinary Shares) at $20.00 per Class A Ordinary Share pursuant to a Registration Statement on Form F-1, as amended (File No. 333-89609), that was declared effective by the Securities and Exchange Commission on November 22, 1999. The offering was completed on November 29, 1999, and all shares were sold. Merrill Lynch & Co. acted as lead manager and Thomas Weisel Partners LLC acted as co-manager in the offering of 4,312,500 Class A Ordinary Shares in the United States and Canada; Merrill Lynch International acted as lead manager and MeesPierson N.V. and Thomas Weisel Partners LLC acted as co-lead managers in the offering of 4,312,500 Class A Ordinary Shares outside the United States and Canada. Aggregate gross proceeds from our initial public offering were $172.5 million. After deducting $15.5 million in underwriting discounts and other related costs, net proceeds from our initial public offering were approximately $157 million. None of our underwriters was affiliated with us, our directors, or our officers, and we directly paid the underwriting discounts. We have used, and expect to continue to use, the net proceeds from our initial public offering for working capital needs, the development of our applications business and strategic acquisitions and investments. Pending the use of the net proceeds from our initial public offering as aforesaid, we have invested and expect to continue to invest such net proceeds in interest-bearing, investment-grade securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-Q

(a)  Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 26, 2002, by and among OpenTV Corp., OpenTV US Holdings, Inc. and Liberty Broadband Interactive Television, Inc.

2.2	Agreement and Plan of Merger, dated as of September 26, 2002, by and among OpenTV Corp., ACTV Merger Sub, Inc., and ACTV, Inc.

3(i)	Memorandum of Association of OpenTV Corp.

3(ii)	Articles of Association of OpenTV Corp.

4	Specimen Certificate for Class A Ordinary Shares of OpenTV Corp.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2002:

We filed a Current Report on Form 8-K on September 11, 2002 to report, under Item 1, the change of control of OpenTV Corp. resulting from the consummation on August 27, 2002 of the transactions contemplated by that certain Stock Purchase Agreement, dated May 8, 2002, as amended, among MIH Limited, OTV Holdings Limited, Liberty Media Corporation and LDIG OTV, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTV CORP.

Date: November 14, 2002	By:	/S/ SCOTT H. RAY
Scott H. Ray Executive Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Ackerman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpenTV Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ JAMES J. ACKERMAN
Name: James J. Ackerman Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott H. Ray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpenTV Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ SCOTT H. RAY
Name: Scott H. Ray Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1(a)	Stock Purchase Agreement, dated as of September 26, 2002, by and among OpenTV Corp., OpenTV US Holdings, Inc. and Liberty Broadband Interactive Television, Inc.

2.2(b)	Agreement and Plan of Merger, dated as of September 26, 2002, by and among OpenTV Corp., ACTV Merger Sub, Inc., and ACTV, Inc.

3(i)(c)	Memorandum of Association of OpenTV Corp.

3(ii)(d)	Articles of Association of OpenTV Corp.

4(e)	Specimen Certificate for Class A Ordinary Shares of OpenTV Corp.

(a)
Incorporated by reference to Exhibit 7(h) to the Statement of Liberty Media Corporation in respect of OpenTV Corp. on Schedule 13D/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 3, 2002).

(b)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of ACTV, Inc. filed on October 2, 2002.
(c)
Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 22, 1999.

(d)	Filed herewith.
(e)
Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 22, 1999.