Form 10-K
period 2002-12-31
OPENTV CORP
filed 2003-04-11
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-15473

OPENTV CORP.

(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Middlefield Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 429-5500.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A ordinary shares, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Class A ordinary shares of the Registrant held of record by nonaffiliates of the Registrant as of June 28, 2002, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq National Market as of the closing of trading on June 28, 2002, was approximately $115,338,000. For purposes of this calculation the directors and executive officers of the Registrant as of June 28, 2002, and the holders of record of 10% or more of any class of the Registrant’s ordinary shares outstanding as of June 28, 2002 (excluding Cede & Co., nominee of the Depository Trust Company), are deemed to be affiliates of the Registrant. Treasury shares are excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, the Registrant had outstanding (not including 54,247 Class A ordinary shares held in treasury):

41,600,995 Class A ordinary shares; and

30,631,746 Class B ordinary shares.

OPENTV CORP.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

General Development of the Business

We are one of the world’s leading interactive television companies. We provide technology, content, applications, and professional services that enable digital television network operators in over sixty countries to deliver and manage interactive television services for their subscribers. Our technology is available on all major digital television platforms—cable, satellite and terrestrial—and is currently deployed in the major geographic areas of the world.

We were formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary. OpenTV, Inc. began operations when Thomson Sun Interactive, LLC, a joint venture formed by THOMSON multimedia S.A. and Sun Microsystems, Inc., was converted into OpenTV, Inc., a newly formed Delaware corporation, in March 1998. Following the conversion, THOMSON sold its interest in OpenTV, Inc. to Sun and MIH Limited. We completed a strategic financing round in October 1999 and completed our initial public offering in November 1999.

In July 2000, we completed our merger with Spyglass, Inc., a provider of strategic Internet consulting, software and professional services that enable content providers, service operators and device manufacturers to capitalize on the potential of the Internet.

In November 2000, we completed our acquisition of CableSoft Corporation, a provider of “on-demand information” software solutions for broadband network operators. Also in November 2000, we established a co-owned venture with Motorola, Inc. named Spyglass Integration, Inc., in which we own a 90% equity interest, for the purposes of providing integration, testing and development services to digital cable and satellite network operators.

In July 2001, we completed our acquisition of Static 2358 Holdings Limited, a privately-held interactive television media and entertainment company. Static’s products include PlayJam™, the most widely deployed interactive television games channel in the world, which is available to over twelve million subscribers in the United Kingdom, France and the United States. In January 2002, we began managing our content and applications offerings under the Static™ name.

Recent Developments

Corporate Restructurings and Office Closings.    In January 2002, we implemented a workforce reduction plan in an effort to reduce our operating expenses. This restructuring plan resulted in the termination of employment for approximately 50 employees in offices located in the United States and Korea, consolidation of excess office space in the United States, France and Korea, and asset write-offs incurred in connection with leasehold improvements and other fixed assets that were abandoned. In September 2002, we announced the closure of our regional office located in Naperville, Illinois, which resulted in the termination of employment for approximately 60 employees, the abandonment of an office lease and the write-down of certain fixed assets. In October 2002, we began to implement additional restructuring initiatives to reduce our worldwide workforce by approximately 150 personnel, further consolidate our facilities and write-off additional leasehold improvements and other fixed assets that were abandoned. A restructuring of our French operations, which resulted in the termination of approximately 70 employees and the reduction of excess office space, was approved during the first quarter of 2003.

Change in Control of OpenTV.    On August 27, 2002, the transactions contemplated by the Stock Purchase Agreement, dated May 8, 2002, as amended, among MIH Limited, OTV Holdings Limited, a wholly-owned subsidiary of MIH Limited, Liberty Media Corporation and LDIG OTV, Inc., a wholly-owned subsidiary of Liberty Media Corporation, were consummated. We were not a party to this stock purchase agreement. Pursuant to this stock purchase agreement, LDIG OTV purchased 365,460 of our Class A ordinary shares from OTV Holdings and Liberty Media purchased 30,206,154 of our Class B ordinary shares from OTV Holdings, all for an aggregate purchase price of $184,958,265, which was paid by delivery of $46,239,567 in cash and 15,385,836 shares of Liberty Media’s Series A common stock. This transaction is referred to as the “Liberty Media stock purchase transaction.”

Based on information provided by Liberty Media to us, following the Liberty Media stock purchase transaction, Liberty Media held, directly and indirectly through its control of LDIG OTV, an aggregate of 2,313,716 of our Class A ordinary shares and 30,510,150 of our Class B ordinary shares, representing approximately 45.5% of the economic interest and approximately 88.4% of the voting power of our ordinary shares outstanding as of December 31, 2002. As a result of its direct and indirect ownership of our ordinary shares, and the voting power attributable thereto, Liberty Media has the ability to elect all of the members of our board of directors and, subject to applicable law and the terms of an Amended and Restated Stockholders’ Agreement, dated October 23, 1999, among us, OpenTV, Inc., OTV Holdings, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc., to approve or disapprove all matters presented to a vote of our shareholders, including the power to approve or disapprove mergers and other extraordinary corporate transactions and amendments to our memorandum of association and articles of association. For more information about the Amended and Restated Stockholders’ Agreement, see “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others.”

A majority of the members of our board of directors resigned in connection with the Liberty Media stock purchase transaction. Messrs. Robert R. Bennett, Peter C. Boylan III, J. David Wargo and Anthony G. Werner, each a designee of Liberty Media, were appointed to our board of directors in place of the directors who resigned.

Acquisition of Wink Communications, Inc.    On October 4, 2002, our wholly-owned subsidiary, OpenTV US Holdings, Inc., acquired Wink Interactive, Inc., which owns all of the capital stock of Wink Communications, Inc., from Liberty Broadband Interactive Television, Inc., a wholly-owned subsidiary of Liberty Media, for $101 million in cash. The purchase price reflected the total cash consideration plus expenses paid by Liberty Broadband in connection with Liberty Broadband’s acquisition of Wink Communications on August 22, 2002. Wink Communications creates interactive enhancements to traditional television advertisements and programs.

Pending Acquisition of ACTV, Inc.    On September 26, 2002, we announced that we had entered into an Agreement and Plan of Merger for the acquisition of ACTV, Inc. in a stock-for-stock merger. ACTV provides proprietary technologies, tools, and technical and creative services for interactive television advertising, personalized programming applications and enhanced media.

Under the terms of the Agreement and Plan of Merger, each outstanding share of ACTV common stock on the closing date of the merger will be exchanged for a fraction of an Open TV Class A ordinary share equal to $1.65 divided by the “average market price” of an OpenTV Class A ordinary share, calculated as the average of the closing prices of an OpenTV Class A ordinary share over the five-trading day period ending on the third trading day prior to the closing date of the merger; provided that (a) if the average market price of an OpenTV Class A ordinary share as so calculated is less than $2.25, the average market price of an OpenTV Class A ordinary share will be deemed to be $2.25 for this purpose and (b) if the average market price of an OpenTV Class A ordinary share as so calculated is greater than $6.05, the average market price of an OpenTV Class A ordinary share will be deemed to be $6.05 for this purpose. If the average market price, as so calculated, of an OpenTV Class A ordinary share is less than $0.80, then ACTV will have the right to terminate the Agreement and Plan of Merger unless we elect to adjust the exchange ratio so that the ACTV shareholders receive a fraction of an OpenTV Class A ordinary share, or a number of OpenTV Class A ordinary shares, having a value, based upon the average market price of the OpenTV Class A ordinary shares, equal to not less than $0.584 per ACTV common share. Consummation of the merger is conditioned upon the approval of our stockholders of the issuance of OpenTV Class A ordinary shares in the merger and the approval of ACTV’s stockholders of the Agreement and Plan of Merger.

On February 14, 2003, we announced that we had amended the merger agreement to extend the date after which either we or ACTV may unilaterally elect to terminate the merger from February 15, 2003 to June 30, 2003. The acquisition is expected to close in the second quarter of 2003.

Nasdaq Delisting Notification.    On February 19, 2003, we received a letter notifying us of a determination by the Nasdaq staff to delist our Class A ordinary shares from The Nasdaq Stock Market at the opening of business on February 28, 2003, absent an appeal by us. On February 26, 2003, we filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the determination of the Nasdaq staff. On that same day, we were informed that the Nasdaq had granted our request for a hearing, which was held on April 3, 2003. Pending the decision of the panel at the hearing, the delisting determination of the Nasdaq staff has been stayed and our Class A ordinary shares continue to trade on The Nasdaq Stock Market. No assurance can be given that the Listing Qualifications Panel will grant our request for continued listing.

The delisting letter was given by the Nasdaq staff due to our noncompliance with Marketplace Rules 4350(e) and 4350(g), which require Nasdaq issuers to hold annual shareholder meetings and to solicit proxies therefore. We did not hold an annual meeting during 2002 prior to Liberty Media’s acquisition of a controlling interest in us on August 27, 2002. After that change in control transaction, we sought to combine our annual shareholders meeting with a shareholders meeting to be called to approve the issuance of our Class A ordinary shares in the previously announced proposed merger transaction with ACTV, Inc. To that end, we sought and received from Nasdaq an extension of the December 31, 2002 deadline to February 15, 2003, however, the joint proxy statement/prospectus could not be completed and mailed in time to meet the deadline.

Financial Information About Operating Segments

We are not organized into business units and we do not calculate our revenues, profits or loss, or total assets based on segmentation of our business. We believe that we operate in a single industry segment. Please see “Note 15. Segment Information” to our Consolidated Financial Statements for a further discussion of segment information.

Narrative Description of Business

Overview

We are one of the world’s leading interactive television companies. We provide technology, content and applications, and professional services that enable digital television network operators in over sixty countries to deliver and manage interactive television services on all major digital television platforms—cable, satellite and terrestrial—across all major geographic areas of the world. Our software products, including our core middleware and our Wink interactive service platform, have been shipped in more than forty-two million digital set-top boxes worldwide. More than eighteen million digital set-top boxes enabled with our software products have been shipped in the United States. Our interactive services and content offerings, including the Wink interactive service and the PlayJam interactive games channel, are available to over nineteen million subscribers worldwide.

Products and Services

At its most basic level, interactive television enables viewers to turn passive viewing experiences into active ones. Using a standard remote control viewers may, for example, shop at their favorite stores, conduct home banking transactions, interact with television advertisements, send and receive e-mail messages, chat with friends, play interactive games, receive instant news, sports and other information, view electronic programming guides, order on-demand content and surf the Internet.

We provide an integrated set of products and services to industry participants that enable the provision of digital interactive television services to television viewers. Customers using our products and services include network operators, set-top box manufacturers, application and content developers, retail advertisers and programming networks. In addition, through Static and its PlayJam entertainment and games channel, we have begun to manage the provision of certain interactive television services directly to consumers.

The products and services we provide can be broken down into the following categories:

•	Middleware Solutions. Our integrated and modular middleware products enable network operators to manage the delivery and execution of interactive television services within their digital television set-top boxes.

•	Network and Enterprise Solutions. These software products, which are used in conjunction with our middleware solutions and generally reside at a network operator’s head-end or other central broadcasting facility, manage the generation and delivery of interactive television services to and from the set-top box and integrate and manage secure commerce and advertising functions.

•	Interactive Channels. We develop and manage branded interactive television channels, including PlayJam, the world’s first interactive television gaming and entertainment channel.

•	Enhanced iTV Services. Our Wink service allows advertisers, retail merchants, broadcast and cable networks to create interactive enhancements to traditional television advertisements and programs, and gives viewers access to program-related information such as news, sports and weather.

•	iTV Applications. We provide stand-alone interactive television applications deployable by network operators utilizing our interactive television platform, as well as applications tools that allow third-party developers to author interactive television applications for our interactive television platform.

•	Professional Services and Support. Our worldwide team of skilled and experienced launch managers and software integration engineers help network operators and set-top box manufacturers build, integrate and deploy interactive services. We also provide education services to meet the training needs of all our customers.

During the three years ended December 31, 2002, product and service categories contributing to more than 10% of our revenues on an annual basis were as follows (revenue totals in millions):

	2002		2001		2000
Category	Revenues	Percent of Total	Revenues	Percent of Total	Revenues	Percent of Total
Middleware Solutions (Royalties)	$20	33%	$34	39%	$30	48%
Interactive Channels (Channel Fees)	11	18%	3	4%	—	—
Professional Services and Support	24	40%	36	41%	19	30%

In addition, 2000 revenues from licenses of our stand-alone Device Mosaic product, which are included in the application category, were $7 million, or 11% of our total revenues in 2000.

Middleware Solutions

Our middleware solutions provide a common software platform that enables digital television network operators to deliver and manage interactive television applications and content for different digital television environments—including basic and advanced set-top boxes—across all digital television network architectures (cable, satellite and terrestrial). With our middleware solutions, an interactive television application can typically be developed once for a network operator using our middleware platform and then used in a variety of set-top boxes made by different set-top box manufacturers used by that network.

OpenTV Core, our basic middleware product, contains our core middleware and related components that provide network operators with a full-featured interactive television delivery and development environment for both basic and advanced set-top boxes. OpenTV Core can manage a wide range of interactive television applications, including virtual channels, enhanced broadcasts, electronic commerce applications, games and on-demand news and information services.

Key features of OpenTV Core include:

•	Support for basic and advanced set-top boxes. OpenTV Core can run with the relatively limited processing power and memory found in most mass-market digital set-top boxes currently being deployed by network operators. OpenTV Core is also suitable for more advanced digital set-top boxes that contain increased processing power and memory.

•	Support for HTML applications. Our HTML Package allows network operators to leverage existing Web-based HTML and JavaScript content, tools and infrastructure to create and deliver interactive television applications to a digital set-top box. HTML Package has been integrated with our core middleware and is based on our Device Mosaic technology.

•	Connectivity. OpenTV Core provides solutions for both broadcast, or point-to-multipoint, networks and high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common interactive television-related communication protocols, including the DOCSIS communication protocol (providing a data return channel for cable modem set-top boxes that enables viewers to retrieve information from the Internet at broadband speed).

•	Localization. OpenTV Core supports text input and presentation of substantially all languages in common use (including double byte Asian languages), which allows for localization of interactive television services for different countries.

•	Personal video recorder support. Many network operators are specifying that set-top boxes support the ability to record and playback a broadcast program using an internal hard drive resident in the set-top box. OpenTV Core currently enables the seamless integration of third-party mass storage solutions to meet this requirement.

Revenues associated with our middleware solutions are generated in the form of one-time royalties as set-top boxes incorporating our middleware are sold to manufacturers and network operators around the world and as network operators upgrade or add additional features to the versions of our middleware running on their networks.

Network and Enterprise Solutions

Our network solutions, which consist of OpenTV Streamer™, OpenTV Publisher™, OpenTV H2O™ and OpenTV Gateway™, are used in conjunction with our middleware solutions and enable network operators to utilize their existing digital television broadcast infrastructure to manage the generation and delivery of interactive television services to, and from, the set-top box.

•	OpenTV Streamer. OpenTV Streamer, the foundation of our network solutions, enables network operators to integrate applications and data with audio and video signals for reception on set-top boxes enabled with our middleware platform. Installed in a broadcast facility or cable head-end, OpenTV Streamer relies on hardware architecture that is capable of interfacing with any standard digital broadcast system and is based on the Windows NT operating system.

•	OpenTV Publisher. OpenTV Publisher is a software product that integrates with OpenTV Streamer to enable content developers and network operators to build and deliver interactive content for our middleware platform that utilize the popular Web-based Extensible Markup Language, or XML, content format.

•	OpenTV H2O. OpenTV H2O enables the transformation of Web-based HTML and JavaScript content into interactive applications that can run on basic digital set-top boxes.

•	OpenTV Gateway. OpenTV Gateway manages communications traffic originating from basic digital set-top boxes to standard e-mail and commerce servers.

Our enterprise solutions, which consist of OpenTV Account™ and OpenTV Advertise™, are also used in conjunction with our middleware solutions and manage the secure commerce and advertising functions of a network operator’s interactive television service.

•	OpenTV Account. OpenTV Account enables electronic commerce features within interactive television applications running on our middleware platform and gives network operators the opportunity to develop commerce-related interactive television revenue streams. Key features of OpenTV Account include single sign-on management, electronic-receipt management, electronic-wallet and address book management, and security features such as managing information access entitlement and control.

•	OpenTV Advertise. OpenTV Advertise enables network operators to control the process of integrating and managing advertisements within content and applications running on our middleware platform. Key features of OpenTV Advertise include the ability to schedule and insert advertisements, and to generate reports on the status of advertising campaign delivery and performance.

Revenues from our network and enterprise solutions generally are recognized in the form of one-time license fees upon shipment of software with annual support fees recognized in future periods as and if the customer elects support.

Interactive Channels

We develop and operate branded interactive television channels that are distributed by network operators utilizing our middleware platform and interactive television middleware platforms provided by third parties.

PlayJam, our flagship branded channel, is the world’s first multi-platform interactive television entertainment and gaming channel. Launched in early 2001 on BSkyB in the United Kingdom, PlayJam currently is available to over twelve million subscribers through distribution on BSkyB, NTL and Telewest in the United Kingdom, TPS and Canal Satellite in France, and Cablevision in the United States. PlayJam runs on our interactive television platform as well as those provided by Liberate Technologies and Media Highway. PlayJam also runs on the Sony platform, which uses our Device Mosaic technology, on the Cablevision system in the greater New York area.

We have developed a library of more than 200 different single- or multi-player games that have run on PlayJam. These include quizzes, arcade-style games, gambling, casino and lottery games, puzzles, adult-theme games, and competition and editorial games.

In the United Kingdom and in France, PlayJam charges a fee, via a premium rate telephone call using the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. We have also sold advertising and sponsorship space from time to time on PlayJam games.

From time to time as our business strategies and market conditions warrant, we may consider the development and launch of additional branded interactive television channels.

Enhanced iTV Services

Our Wink service, which is available to more than seven million subscribers on over ten million set-top boxes in North America, provides an end-to-end solution for sending interactive applications along with broadcast video to viewers’ televisions. This system of enhanced services, which is composed of core, proprietary technologies developed by our subsidiary Wink Communications as well as off-the-shelf electronic commerce and database solutions, consists of the following components:

•	The Wink Studio and Wink Server Studio authoring tools and associated templates, which allow networks, advertisers and cable operators to design interactive Wink applications;

•	The Wink Broadcast Server and extensions, which manage the timing and delivery of Wink applications;

•	Wink Client software, which displays Wink applications for television viewers and enables the generation and capture of viewer responses; and

•	The Wink Response Server and Wink Response Network, which are designed to efficiently process viewer responses to applications and forward them to advertisers or merchants.

Our Wink service enables advertisers and programmers to process e-commerce transactions while offering viewers instant interactive entertainment and information retrieval. For example, our Wink service enables interactive weather services on The Weather Channel and sports information services on ESPN. In addition, it collects, analyzes and routes viewer behavior and response data to give advertisers and network operators a tool to collect consumer and viewer research and to evaluate the success and value of television advertising campaigns. Advertisers recently having enhanced their advertisements with our Wink service include Coca-Cola, Ford and Wal-Mart.

Revenues historically have been earned principally through the license of Wink’s proprietary technologies and consulting, engineering and installation services, and are included in license fees and services, support and other in our income statement.

iTV Applications

We develop and market interactive applications for use by network operators that have adopted our middleware platform. Our applications offerings include a suite of standardized applications that can be licensed by and customized for particular network operator customers. These applications include:

•	Commerce

•	Communications (Instant messaging, chat and short message service)

•	Email

•	Horoscope

•	News

•	Sports

•	Weather

We also offer OpenTV Device Mosaic, a customizable, stand-alone browser designed specifically for information appliances other than personal computers. OpenTV Device Mosaic supports HTML and JavaScript based applications and is optimized and designed for advanced products and applications. We have developed a Japanese derivative of OpenTV Device Mosaic that supports Broadcast Markup Language, the Japanese interactive content standard.

Apart from these standardized applications, we develop stand-alone applications for network operators on a revenue sharing or fee-for-service basis.

We also encourage television program developers and independent parties to design and create applications for our middleware platform. To this end, we provide a series of application development tools, the OpenTV Software Developers Kit, and the OpenTV Publisher Developer’s Version, and supporting toolsets that allow third-party content developers to develop and market applications directly to network operators. In addition, we offer the OpenTV Partner Program to support independent developers that create OpenTV-enabled applications. Through the OpenTV Partner Program, members can gain access to various resources, including free evaluation periods for selected releases of our software, discounts on our authoring and development tools, training sessions, e-mail support, access to a members-only Web site and regional conferences.

Revenues are earned in the form of one-time license fees upon shipment of software and annual support fees in future periods as and if the customer elects support.

Professional Services and Support

We provide a comprehensive array of professional services on a worldwide basis to network operators, set-top box manufacturers and content and application developers in support of our product offerings. The services that we provide include interactive television business consulting, middleware porting and integration, application customization and localization, launch management and educational training services. Our services include round-the-clock maintenance and support for our products after they have been installed and commercially deployed by our network operator and set-top box manufacturer customers, including the provision of product updates and upgrades. Services are provided on a paid engagement basis and are either executed on a time and materials or fixed price contract basis.

We also provide platform-neutral testing, development, integration and certification services through Spyglass Integration, a co-owned venture that we established with Motorola in November 2000 and in which we own a 90% equity interest. Spyglass Integration is a state-of-the-art interactive television infrastructure solution center that enables network operators, set-top box manufacturers, infrastructure providers and application developers to develop interactive television products and services in a controlled environment. Key services provided by Spyglass Integration include set-top box integration and certification, network validation and certification for interactive television applications, end-to-end systems testing, strategic consulting, field deployment services and training.

Customer and Industry Relationships

We have established significant relationships with network operators, set-top box manufacturers, chip set manufacturers, programming networks and advertisers around the world. Our customer and industry relationships include the following:

•	Network Operators. Forty-three network operators have launched our core middleware technology, with four network operators pending launch. Another five network operators have deployed the Wink interactive service. The network operator customers that have adopted our middleware platform include Auna in Spain, Austar and Foxtel in Australia, Bell ExpressVu in Canada, BSkyB in the United Kingdom, EchoStar’s DISH™ Network in the United States, Noos and TPS in France, Shanghai Cable in China, and Stream in Italy. In addition, our Wink service has been selected by Charter Communications, Comcast Cable Communications, DIRECTV™ and Time Warner Cable in the United States and Rogers Cable in Canada.

•	Set-top Box Manufacturers. Forty set-top box manufacturers have licensed our software products for distribution in their set-top boxes, including Advanced Digital Broadcast, Matsushita Electric, Motorola (General Instrument), Nokia Satellite Systems, Pace Micro Technology, Sagem, Samsung Electronics, Scientific-Atlanta, Thomson Multimedia and UEC Technologies.

•	Chip Set Manufacturers. Nine chip set manufacturers have licensed our software tools to assure the compatibility of their products with ours, including Conexant and NEC Electronics.

•	Programming Networks. Thirty programming networks have entered into license agreements for our Wink service, including CBS, CNN, The Discovery Channel, ESPN, NBC and Showtime.

•	Advertisers. Over seventy advertisers representing more than 130 brands in North America have enhanced their television advertisements through use of our Wink service, including Ford, General Motors, Johnson & Johnson, MasterCard, Nestle, Purina and Wal-Mart.

Motorola (together with its subsidiary General Instrument) and the Digital Interactive Television Group, a British telecommunications company that supports the collection of premium rate telephony charges for the PlayJam channel on BSkyB, each accounted for approximately 11% of our revenues in 2002. The revenues received from Motorola in 2002 were associated with professional services and support. In addition, BSkyB directly and indirectly accounted for approximately 9% of our revenues during the year in the form of set-top box royalties and services and support.

Competition

Current and potential competitors in one or more aspects of our business include interactive television technology companies and companies developing interactive television content and applications.

Primary competitors that provide interactive television enabling products include Microsoft Corporation, Liberate Technologies, Inc., Canal+ Technologies, which was acquired by Thomson Multimedia in February, 2003, NDS Limited and Power TV, Inc.

Microsoft is working to create interactive television solutions and has acquired equity interests in several network operators. These investments may potentially give Microsoft influence in the network operator’s choice of providers of interactive television solutions. With its vastly greater financial, technical and marketing resources, Microsoft will likely be a strong competitor in the market for interactive television solutions.

Liberate Technologies manufactures and licenses its software to network operators and set-top box manufacturers to enable the delivery of Internet-enabled content and applications to information appliances. Liberate Technologies has significant financial resources as well as relationships with United States and United Kingdom cable operators.

Canal+ Technologies provides its Media Highway interactive television system for distribution on Canal Satellite’s pay-television platforms in France and has successfully marketed its middleware to over 30 digital operators and broadcasters worldwide.

NDS, a subsidiary of News Corporation, is expanding from the conditional access and interactive application markets into the interactive television platform market. NDS is promoting an end-to-end interactive television strategy similar to ours and is attempting to break into the United States market. NDS competes directly with us in the Asia Pacific markets. While NDS does compete with us in these respects, NDS also is a partner of ours in the sense that it is the conditional access vendor for many of our network operator customers.

PowerTV, a subsidiary of Scientific-Atlanta, Inc., develops and markets operating system and middleware software products for the advanced digital interactive cable television markets. PowerTV also has developed a number of interactive applications, such as e-mail, Internet web browsing, chat and video on demand applications.

Our interactive applications face competition from numerous parties. Companies that compete with our efforts to develop and launch applications on our middleware platform include dedicated applications providers (such as Gemstar-TV Guide International, NDS, Visiware, WorldGate Communications, and MetaTV), independent third parties that develop and provide applications for our middleware platform, and other middleware providers (such as Microsoft, Liberate Technologies and Canal+ Technologies). We also face competition from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel, ESPN, Time Warner Cable and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for our middleware platform at relatively modest expense through the use of our applications development tools.

In the interactive television professional services area, we compete primarily with third party system integrators such as Accenture and Imagine Broadband, as well as with internal information technology staffs at our network operator customers. Other interactive television technology providers, such as Liberate Technologies, Canal+ Technologies and NDS, also provide a level of professional services in conjunction with their product offerings. In addition, Spyglass Integration faces competition from companies such as itaas, Rachis and Imagine Broadband.

In the interactive gaming channels area, we face competition from network operators such as BSkyB, which operates its own branded gaming channel, Gamestar. We also face competition from independent interactive channel providers such as Visiware, which operates the Playin!TV channel.

Our Wink service faces competition from other providers and companies operating in the direct marketing business, especially operators of toll-free response call centers.

Intellectual Property and Research and Development

We have built a substantial intellectual property portfolio as a result of sustained research and development efforts over the past years. On a consolidated basis, our subsidiaries currently have forty-nine patents issued in the United States, 114 patents issued outside of the United States, and 354 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive television. Our research and development expenses, excluding in-process research and development charges related to acquisitions, amortization of share-based compensation, and non-cash warrant expense, for the years ended December 31, 2002, 2001 and 2000 were $33.9 million, $40.3 million and $33.1 million, respectively.

Our ability to compete is dependent in part upon our ability to protect and further mature our intellectual property, both internally-developed and acquired. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights in our technology. We believe that our current portfolio of patents is strong. This portfolio of patents contains many early patents in the digital interactive television field. Nevertheless, other companies may develop technologies that are similar or superior to our patents. In addition, it may be possible for third parties to copy or otherwise obtain and use our software and other proprietary information without authorization. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of our intellectual property rights and the proprietary rights of others. Any such litigation could cause us to incur substantial costs and diversion of resources, which in turn could adversely affect our business and our ability to compete. In addition, an adverse ruling or settlement resulting from such litigation could negatively impact our business, including our ability to offer certain products and/or features and thus our ability to compete.

Environmental Matters

Environmental laws vary significantly among the countries in which we operate. Under certain environmental laws, a current or previous owner of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating such substances on or under the property. Certain environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures by us for compliance. In connection with the ownership or operation of our facilities throughout the world, we may be liable for such costs in the future. We are not aware of any material environmental claims pending or threatened against us and we do not believe we are subject to any material environmental remediation obligations. However, there can be no assurance that a material environmental claim or compliance obligation will not arise in the future.

Employees

As of December 31, 2002, 2001 and 2000 we employed 443, 607 and 484, respectively, full-time equivalent employees, excluding temporary personnel and consultants. In 2002, we announced several restructuring initiatives that resulted in a substantial reduction in the size of our global employee base from December 31, 2001. We expect that our global employee base will be further reduced as we complete these initiatives during 2003. See “Item 1. Business.—General Development of the Business—Recent Developments.”

Business Risk Factors

Certain statements in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Any statements in this document that are not statements of historical fact, including statements on our expectations, beliefs, intentions or strategies regarding the future are forward-looking statements within the meaning of the securities laws of the United States, and are subject to the safe harbor created by those laws. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue.” In particular, statements under Item 1. “Business,” Item 2. “Properties,” Item 3. “Legal Proceedings” and “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

Interactive television is an emerging business and it may not attract widespread market acceptance or demand.

Our success will depend upon, among other things, the broad acceptance of interactive television by industry participants, including operators of broadcast and pay television networks, cable and direct broadcast satellite system operators and manufacturers of televisions and set-top boxes, as well as by television viewers and advertisers. Because the market for interactive television is emerging, the potential size of the market opportunity and the timing of its development are uncertain. The growth and future success of our business will depend in part upon our ability to penetrate new markets and convince cable and direct broadcast satellite system operators, television viewers and advertisers to adopt and maintain their use of our products and services.

Many key participants have not embraced interactive television, which is in its relative infancy, for a variety of reasons, including:

•	significant up-front costs associated with implementing interactive television platforms, including costs associated with technology, marketing and professional services;

•	the uncertain ability to generate meaningful returns from interactive television-related investments; and

•	inadequate transmission facilities and broadcast centers.

Accordingly, such participants may continue to perceive interactive television as an unproven business proposition and be reluctant to participate. If cable and direct broadcast satellite system operators determine that interactive television is not viable as a business proposition or if they determine that interactive television services are not consistent with their business or operational strategies, they may not choose, or may stop using, our products and services.

Unfavorable economic conditions may continue to affect the business decisions of industry participants in a manner that adversely impacts our business, results of operations and future prospects.

Worldwide economic growth has slowed significantly in recent periods and there is considerable uncertainty relating to the prospects for near-term economic growth. In addition, spending by participants in the interactive television industry has slowed significantly over this same time frame. These factors significantly and adversely impacted our business and results of operations during the year ended December 31, 2002.

Although we cannot predict when conditions will improve for the interactive television industry, we expect that industry participants will continue to spend cautiously over at least the short term. As a result, network operators may be less inclined to make capital investments in digital television infrastructure or place orders for our products, which may negatively impact our license and services and support revenues. To the extent that network operators reduce their rates of set-top box deployment, our royalty revenues would be adversely impacted. Our professional services and support revenues may suffer to the extent that network operators slow down their selection of new applications and the design and installation of new interactive television services. There can be no assurance that any of these factors will not harm our business, results of operations or future prospects, particularly as they might impact the business decisions of customers such as BSkyB and Motorola that have contributed significantly to our overall revenues during prior periods.

Moreover, in the current economic climate, the large debt burdens, operating challenges and cash constraints of some of our customers may interfere with their ability to meet their payment obligations to us. Our bad debt expense might increase if customers go into bankruptcy or are otherwise unable to satisfy their payment obligations to us in full.

Our core middleware has achieved significant market penetration and, accordingly, our ability to generate future revenues may be limited.

We have on a historic basis derived a substantial amount of our total revenues from royalties associated with the deployment of our core middleware and fees charged for services rendered in support of our middleware deployments. Because there are currently only a limited number of cable and direct broadcast satellite system operators worldwide that deploy interactive products and services, and because our core middleware has achieved significant penetration in the markets that have adopted interactive television on a large scale, it has become increasingly difficult for us to generate substantial additional core middleware-related revenues. These difficulties contributed to the substantial revenue decline we experienced during 2002. For the year ended December 31, 2002, our total revenues declined 31% and our royalties attributable to the deployment of our middleware products declined 41%, compared to 2001.

Our capacity to generate future revenues associated with our core middleware may be limited due to a number of reasons. For example, network operators that have selected our core middleware may reduce their pace of set-top box deployment or stop deploying set-top boxes enabled with our core middleware altogether. They may also decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our core middleware running on their networks. In addition, network operators that have not selected our core middleware in the limited number of markets that have adopted interactive television on a large scale may choose another middleware platform for the provision of interactive services, due to pre-existing economic relationships between such network operators and other middleware providers or otherwise, or determine that interactive television is not part of their long-term business strategies. Moreover, a meaningful opportunity to deploy our core middleware in the markets that have not yet adopted interactive television on a large scale may never develop or may develop at a very slow pace. Any of these eventualities would have an adverse effect on our results of operations.

We may have difficulty generating substantial content and applications revenues in the future.

We hope that growth in our content and applications revenues will mitigate or reverse the effects of the core middleware-related revenue declines on our overall revenues. In the past, we have derived only a small portion of our total revenues from our content and applications offerings and may have difficulty generating substantial applications-related revenues in the future. Because cable and direct broadcast satellite system operators control the marketing and distribution of our content and applications offerings, we cannot predict the amount of revenues that will be generated by those offerings, or whether such revenues will be sufficient to offset our costs of development. Moreover, due to the continuing global economic downturn, cable and direct broadcast satellite system operators may slow down their deployment of new content and applications offerings. In addition, our content and applications offerings are subject to general risks related to consumer preferences; consumer preferences change rapidly and we may not be able to monitor, anticipate and successfully respond to these changes. Accordingly, our ability to generate substantial revenues from our content and applications offerings is uncertain.

Our restructuring initiatives may result in unanticipated consequences and may not be as successful in reducing expenses as we had anticipated.

As described in “Item 1. Business. General Development of the Business—Recent Developments,” we began to implement various restructuring initiatives in 2002 in an effort to streamline our worldwide operations and reduce our operating expenses. In this regard, we have undertaken and are continuing to undertake efforts to consolidate our operations, close various offices around the world, move our headquarters facilities from Mountain View, California to San Francisco, California and reduce our headcount by over 50% across all areas of our business. These initiatives may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent reduction or elimination of cash bonuses and other employee benefits may reduce incentives for employees to remain with us. These reductions in personnel, both anticipated and unanticipated, could materially and adversely impact our sales and marketing efforts, our research and development efforts, and our professional services and our general and administrative functions.

In conjunction with these restructuring initiatives, we have engaged and are continuing to engage in a review of our operations with a view towards improving our business performance. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our old strategies and processes. This may adversely affect our business, results of operations and future prospects.

We may be unable in the future to raise additional capital required to support our operating activities.

We expect that our capital resources, which included cash, cash equivalents and marketable debt securities of $87.7 million at December 31, 2002, will be sufficient to meet our cash requirements through at least the next twelve months.

Nevertheless, we have incurred to date and expect that we will continue to incur in the future significant research and development, sales and marketing, and general and administrative expenses, many of which result from non-cancelable operating commitments. We used approximately $41 million in cash for operating activities during the fiscal year ended December 31, 2002 and we expect that cash used in operating activities for the year ending December 31, 2003 will be in the range of $30 to $40 million. Based on these levels of cash uses, we may need to raise additional capital in the future if we are unable to reduce substantially the amount of cash used in our operating activities. While we are implementing various initiatives designed to reduce our operating expenses and bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

To the extent we are required to raise additional capital, we may not be able to do so at all or we may be able to do so only on unacceptable terms. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have an adverse effect on our business, results of operations or future prospects.

If additional capital is raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and shareholders may experience dilution in net book value per share. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

We may have difficulty integrating the operations, products and personnel of acquired companies.

We expect our recent acquisition of Wink Communications to enhance our existing product offerings, research and development capabilities and ability to offer customers interactive television solutions across a wide range of technical platforms, and hope to achieve similar benefits through our proposed acquisition of ACTV. Nevertheless, we may have difficulty integrating the product lines, technologies, operations, financial systems and distinct corporate culture of Wink Communications. We may face similar difficulties upon completion of the proposed acquisition of ACTV. If our integration efforts are not successful, we will not receive the benefits we expected from these acquisitions. In addition, any difficulties arising during our integration efforts may impair relationships with employees and customers and distract us from operating our business. Any of these eventualities could have a negative effect on our business, results of operations and future prospects.

We depend upon key personnel to manage and operate our business, and we may be unable to attract or retain such personnel.

Our business and success depends in part on our ability to attract and retain experienced management, technical, sales, marketing and financial personnel. In 2002, we began to implement various restructuring initiatives that have resulted in substantial reductions in personnel and significant turnover among key members of management. If our new organization of senior management does not work well together, or if we have difficulties retaining remaining key non-management personnel or replacing key non-management personnel who leave our employment, our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees, and generate revenues could be materially and adversely affected.

Our business also requires highly trained consulting and support personnel to assist customers with launch and deployment of our products. In the future, we may need to increase our consulting and support staff to support new customers and the expanding needs of our existing customers. Notwithstanding the current economic climate, hiring consulting and support personnel has remained very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the interactive television market, and we have experienced difficulty in recruiting qualified personnel in the past. Even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we may not be successful in our efforts, which may have a negative effect on our business and results of operations.

To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could adversely affect our ability to attract necessary qualified personnel. This also may have a negative effect on our business and results of operations.

The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.

There has been a worldwide trend of consolidation in the cable and satellite industries, as evidenced in the United States by the combination of AT&T Broadband with Comcast Corporation and in the European Union by the acquisition of United Pan-Europe Communication’s Wizja Network in Poland by Canal + Group and by the proposed combination transaction with Via Digital and Canal + Group in Spain. We believe this trend is likely to continue due to economic and competitive concerns. This trend may expand to include other companies involved with the interactive television industry. While the full impact of this trend is uncertain at the present time, we will need to adapt to changing relationships with industry participants as companies consolidate. If we are unable to successfully manage these changing relationships, our business and results of operations may be adversely affected. In addition, we believe that prior to making any decisions to commit significant resources to interactive television in the near term, network operators are likely to assess the changing industry landscape, which may delay further proliferation of our products and services and thereby harm our future prospects.

The market for our products and services is subject to significant competition, which could adversely affect our business.

We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and a better recognized brand name than we do. Current and potential competitors in one or more aspects of our business include interactive television technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our cable and direct broadcast satellite system operator customers. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected. For further information concerning our competition, see “Item 1. Business—Narrative Description of Business—Competition.”

Because much of our success and value lies in our ownership and use of our intellectual property, our failure to protect our intellectual property and develop new proprietary technology may negatively affect us.

Our ability to conduct our business effectively is dependent in part upon the maintenance and protection of our intellectual property. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights in and to our technology. We have typically entered into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, in an effort to control access to, and distribution of, our software, related documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our software and other proprietary information without authorization.

Policing unauthorized use of our software and proprietary information is difficult. The steps we have taken may not prevent misappropriation of our intellectual property and the agreements we enter into may not be enforceable in some instances. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries or, alternatively, such protection may be difficult to enforce. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of our intellectual property rights and the proprietary rights of others. Any such litigation could cause us to incur substantial costs and diversion of resources, which in turn could adversely affect our business.

Intellectual property infringement claims may be asserted against us, which could have the effect of disrupting our business.

The emerging interactive television industry is highly litigious, particularly regarding claims of intellectual property infringement. The defense of any such claims could cause us to incur significant costs and could result in the diversion of resources to the defense of any claims brought, which could adversely affect our financial condition and operating results. As a result of such infringement claims, a court could issue an injunction preventing us from distributing certain products, which could adversely affect our business. If any claims or actions are asserted against us, we may seek to obtain a license of a third party’s intellectual property rights in order to avoid any litigation. However, a license under such circumstances may not be available on commercially reasonable terms, if at all.

In addition, many of our agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use their products. If it is determined that our products infringe any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities that may not be covered by insurance, which may adversely affect our business, financial condition and operating results. See “Item 3. Legal Proceedings.”

The adoption of incompatible standards by our industry and rapid technological advances could render our products and services obsolete or non-competitive.

The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media, and other emerging trends are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate trends and adapt to new technologies and evolving standards is critical to our success.

Recent attempts to establish industry-wide standards for interactive television software include an initiative by cable network operators in the United States to create a uniform platform for interactive television called Open Cable and an initiative by European television industry participants to create a platform called Multimedia Home Platform. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to newly established standards.

Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our products and services obsolete or non-competitive and have an adverse effect on our business, financial condition and operating results.

In addition, we must stay abreast of cutting-edge technological developments and evolving service offerings to remain competitive and increase the utility of our services, and we must be able to incorporate new technologies into our products in order to address the increasingly complex and varied needs of our customer base. There can be no assurance that we will be able to do so successfully, and any failure to do so may adversely affect us.

Government regulations may adversely affect our business.

The telecommunications, media, broadcast and cable television industries are subject to extensive regulation by governmental agencies. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, the online distribution of content and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general. In particular, governmental laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or any other manufacturer of software that facilitates information exchange. These governmental agencies may also seek to regulate interactive television directly. Future developments relating to any of these regulatory matters may adversely affect our business.

Our multinational operations expose us to certain financial and operational risks.

We derive our revenues from, and have business activities in, a number of countries throughout the world. This exposes us to a number of risks, such as:

•	changes in legal and regulatory requirements;

•	export and import restrictions, tariffs and other trade barriers;

•	currency fluctuations and devaluations;

•	difficulties in staffing and managing offices as a result of, among other things, distance, language and cultural differences;

•	longer payment cycles and problems in collecting accounts receivable;

•	political and economic instability; and

•	potentially adverse tax consequences.

Any of these factors could have an adverse effect on our business, financial condition and operating results.

Our software products may contain errors, which could cause us to lose revenue and incur unexpected expenses.

Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective features and functions. Moreover, our technology is integrated into the products and services of our cable and direct broadcast satellite system operator customers. Accordingly, a defect, error or performance problem with our technology could cause the systems of our cable and direct broadcast satellite system operator customers to fail for a period of time. Any such failure could subject us to damage claims and claims for indemnification by our customers that may not be covered by insurance and result in severe customer relations problems and harm to our reputation.

*    *    *    *    *

The forward-looking statements and risks and uncertainties discussed herein speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Financial Information About Geographic Areas

Please see Note 15 to our Consolidated Financial Statements for financial information about our geographic areas.

Item 2.     Properties

Our corporate headquarters and executive offices are presently located in Mountain View, California, where we occupy 78,257 square feet of space under three separate leases. The first lease is for 36,257 square feet of space and expires on October 31, 2004. The second lease is for 25,000 square feet of space and also expires on October 31, 2004. The third lease is for 17,000 square feet of space and expires on August 31, 2003. The principal administrative, marketing and product development facilities for our subsidiary Wink Communications are located in approximately 48,000 square feet of office space in Alameda, California under a sublease that expires in September 2004. In addition to the foregoing, we have leased regional office space elsewhere in the United States and throughout the world.

In 2002, we announced restructuring initiatives that resulted in the closure of certain regional offices and are expected to result in the closure of additional offices in 2003. See “Item 1. Business.—General Development of the Business—Recent Developments.” In furtherance of these restructuring initiatives, we entered into a lease in March 2003 for 60,458 square feet of space located in San Francisco, California in an effort to reduce lease expense, consolidate operations and generate operational synergies and efficiencies. We intend to move our Mountain View and Alameda operations to this San Francisco space, which would then become our corporate headquarters and executive offices. We expect that this move will be completed during the second quarter of 2003. This lease expires on January 31, 2010.

We expect that we may from time to time close further regional offices or open additional regional offices as the circumstances of our business may require.

Item 3.     Legal Proceedings

OpenTV, Inc. v. Liberate Technologies, Inc., Case No. C-02-06555. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. We believe that our subsidiary’s lawsuit is meritorious and that it intends to vigorously pursue prosecution of its claims against Liberate Technologies. In addition, we believe that OpenTV, Inc. has meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. In July 2001, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, the first of a series of putative securities class actions, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us, and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased our Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. However, the Court has given plaintiffs an opportunity to amend their claims in order to state a claim. We believe that we have meritorious defenses to the claims brought against us and will defend these claims vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). In November 2001, Collegeware v. Wink Communications, Inc., et al., the first of a series of putative securities class actions, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims against the company and the individual defendants under Sections 11 and 15 of the Securities Act of 1933. The Court granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against the company and one individual defendant, and denied that motion against the other individual defendant and 59 individual defendants in the related cases, on the basis that the respective amended complaints alleged that the individuals sold stock. The Court granted the motion to dismiss the claims under Section 20(a) of the Securities Exchange Act of 1934. OpenTV believes that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications intends to defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

James Brown v. OpenTV, Inc., Case No. CV815906. On April 1, 2003, James Brown, one of our former executive officers, filed a lawsuit in the Superior Court of the State of California, Country of Santa Clara, against OpenTV, Inc. in connection with the termination of his employment with us in January 2003. The lawsuit alleges, among other things, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages, wrongful termination in violation of public policy and the intentional infliction of emotional distress. We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

Litigation Relating to the Proposed Acquisition of ACTV, Inc.    On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, its directors and us. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the merger agreement and that, in approving the merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that we aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the potential merger could not occur without our participation. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to defend against the complaint vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

Arbitration Demand from Thomas Weisel Partners LLC.    On March 3, 2003, Thomas Weisel Partners LLC filed a demand for arbitration against our subsidiary, OpenTV, Inc., asserting claims for breach of contract and other legal and equitable claims arising from the acquisition of Wink Communications by OpenTV U.S. Holdings, Inc., another one of our subsidiaries. The arbitration, styled Thomas Weisel Partners LLC v. OpenTV, Inc., is pending in a JAMS Alternative Dispute Resolution forum in San Francisco, California. The demand alleges that OpenTV, Inc. failed to pay Thomas Weisel Partners LLC $1,903,623.60 upon the acquisition of Wink Communications as required by the terms of a letter agreement between the parties, and seeks undisclosed damages. We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome.

*    *    *    *    *

On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to Personalized Media Communications. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by Broadcast Innovation. Though neither we nor any of our subsidiaries is currently a defendant in the suit, Broadcast Innovation may allege that certain of the products of Wink Communications and OpenTV, Inc., possibly in combination with the products provided by some of the defendants, infringe Broadcast Innovation’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnification obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates OpenTV, Inc.’s technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe any of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Class A ordinary shares began trading on the Nasdaq National Market and what is now operating as the Official Segment of the stock market of Euronext Amsterdam N.V., or Euronext Amsterdam, under the symbol “OPTV” on November 23, 1999. Our Class B ordinary shares are not publicly traded.

On February 19, 2003, we received a letter notifying us of a determination by the Nasdaq staff to delist our Class A ordinary shares from The Nasdaq Stock Market at the opening of business on February 28, 2003, absent an appeal by us. The delisting letter was given by the Nasdaq staff due to our noncompliance with Marketplace Rules 4350(e) and 4350(g), which require Nasdaq issuers to hold annual shareholder meetings and to solicit proxies therefore. We did not hold an annual meeting during 2002. On February 26, 2003, we filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the determination of the Nasdaq staff. On that same day, we were informed that the Nasdaq had granted our request for a hearing which was held on April 3, 2003. Pending the decision of the panel at the hearing, the delisting determination of the Nasdaq staff has been stayed and our Class A ordinary shares continue to trade on The Nasdaq Stock Market. No assurance can be given that the Listing Qualifications Panel will grant our request for continued listing.

The following table lists the high and low sales prices for our Class A ordinary shares on both the Nasdaq National Market and the Euronext Amsterdam for the periods indicated. We obtain our Euronext Amsterdam quotes, which are reported in United States dollars, from Dialog, a business of The Thomson Corporation that provides online-based information services.

	Nasdaq National Market		Euronext Amsterdam
	High	Low	High	Low
2002
First Quarter	$9.09	$5.36	$9.28	$5.30
Second Quarter	5.75	2.91	5.95	2.85
Third Quarter	3.23	1.00	3.37	1.20
Fourth Quarter	1.70	1.00	1.75	1.00
2001
First Quarter	24.00	7.75	23.40	8.40
Second Quarter	16.69	6.31	15.95	7.55
Third Quarter	14.37	3.80	14.25	4.25
Fourth Quarter	11.28	4.41	11.18	4.67

Holders

As of February 28, 2003, there were 428 holders of record of our Class A ordinary shares (which amount does not include the number of beneficial owners of our ordinary shares whose shares are held of record by banks, brokerage houses or other institutions) and three holders of record of our Class B ordinary shares.

Dividends

We have never paid any cash dividends on our ordinary shares. We anticipate that any earnings in the foreseeable future will be retained to finance our business, and we have no current intention to pay cash dividends on our ordinary shares. The payment of dividends is within the discretion of our board of directors and will be dependent upon, among other factors, our results of operations, financial condition, capital requirements, legal requirements and any restrictions imposed by financing arrangements.

Certain Aspects of British Virgin Islands Law

There are no governmental laws, decrees or regulations in the British Virgin Islands that restrict the export or import of capital, including, but not limited to, foreign exchange controls, or that affect the remittance of dividends or other payments to holders of our ordinary shares who are not residents of the British Virgin Islands. In particular, the British Virgin Islands does not impose a withholding tax on dividends paid by companies such as us that are incorporated under the International Business Companies Act of the British Virgin Islands.

Under the International Business Companies Act of the British Virgin Islands, a holder of our ordinary shares who is not a resident of the British Virgin Islands is exempt from British Virgin Islands income tax on dividends paid on our ordinary shares and no holders of our ordinary shares are liable to the British Virgin Islands for income tax on gains realized during any taxable year on sale or disposal of our ordinary shares. There are no capital gains, gift or inheritance taxes levied by the British Virgin Islands on the holders of our ordinary shares. In addition, our ordinary shares are not subject to transfer taxes, stamp duties or other similar charges as a matter of British Virgin Islands law.

There is no income tax treaty or convention currently in effect between the United States and the British Virgin Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

(as of December 31, 2002)

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,485,454	(1)	$16.32		2,515,728	(2)
Equity compensation plans not approved by security holders	1,232,163	(3)	$7.37	(4)	385,460	(5)
Total	6,717,617		$16.14	(4)	2,901,188

(1)	Represents (i) 4,510,071 Class A ordinary shares issuable upon the exercise of options outstanding under our Amended and Restated 1999 Share Option/Share Issuance Plan (the “1999 Plan”), (ii) 927,299 Class A ordinary shares issuable upon the exercise of options outstanding under option plans assumed in connection with our acquisition of Spyglass, Inc. in July 2000, and (iii) 48,084 Class A ordinary shares issuable upon the exercise of options outstanding under option plans assumed in connection with our acquisition of CableSoft Corporation in November 2000.

Our board of directors has suspended offering periods under our Amended and Restated 1999 Employee Stock Purchase Plan (the “ESPP”), and no options or purchase rights are currently outstanding under the ESPP.

(2)	Represents (i) 2,015,728 Class A ordinary shares available for future issuance under the 1999 Plan, and (ii) 500,000 Class A ordinary shares available for future issuance under the ESPP. The number of Class A ordinary shares issuable under the ESPP was reset at 500,000 on December 31, 2002 and will be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.

(3)

Represents (i) 114,540 Class A ordinary shares issuable upon exercise of outstanding stock options granted under our 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), (ii) 996,221 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan (the “Exchange Plan”), and (iii) 121,402 Class A ordinary shares that our board of directors authorized on February 3, 2003 to be issued to James Ackerman, our Chief Executive Officer, pursuant to the terms of our employment agreement with him (the “Ackerman Employment Agreement”).

Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one for one basis, shares of the common stock of our majority-owned subsidiary OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/Stock Issuance Plan (the “1998 Plan”)) for newly-issued Class A ordinary shares. Although 996,221 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2002, only 979,511 shares of OpenTV, Inc. common stock (149,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $3.94) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options from the 1998 Plan.

Pursuant to the Ackerman Employment Agreement, which is described in greater detail under “Item 13. Certain Relationships and Related Transactions”, we agreed, among other things and subject to certain conditions, to issue Class A ordinary shares to him having an aggregate fair market value of approximately $148,000 on each of January 1, 2003 and January 1, 2004. Although the Ackerman Employment Agreement was not approved by the holders of our Class A ordinary shares, we expect to issue these shares pursuant to the share issuance feature of the 1999 Plan.

(4)	Does not include information regarding weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan or the Ackerman Employment Agreement because such issuances would not involve the payment of an exercise price or the provision of other monetary consideration.

(5)	Represents 385,460 Class A ordinary shares available for future issuance under the under the 2001 Plan. Does not include shares that may be issued to Mr. Ackerman pursuant to the Ackerman Employment Agreement in 2004 because the number of shares that may be issued is not presently determinable.

Our board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”) in October 2001. The 2001 Plan did not require the approval of our shareholders, and no shareholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.

Share Reserve.    We have reserved an aggregate of 500,000 Class A ordinary shares for issuance upon the exercise of options granted under the 2001 Plan, and no Class A ordinary shares have been issued upon the exercise of options granted under the 2001 Plan to date. Options to purchase 114,540 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2002. As of December 31, 2002, 385,460 Class A ordinary shares were reserved for future issuance under the 2001 Plan. If options awarded under the 2001 Plan are forfeited or cancelled, expire or otherwise terminate without being exercised, then those options will again become available for grant under the 2001 Plan.

Administration.    The compensation committee of our board of directors administers the 2001 Plan. The compensation committee has complete discretion to make all decisions relating to the administration, interpretation and operation of the 2001 Plan.

Eligibility.    The following groups of individuals are eligible to participate in the 2001 Plan:

•	employees (other than employees who are executive officers)

•	consultants

Structure of Plan.    The 2001 Plan permits the grant of options to purchase Class A ordinary shares to eligible participants. Options to purchase our Class A ordinary shares that may be granted under the 2001 Plan are non-statutory options and do not qualify for the favorable tax treatment afforded incentive options under Section 422 of the Code. The exercise price and other terms of non-statutory options granted under the 2001 Plan will be determined by the compensation committee. The compensation committee may provide that non-statutory options will be transferable.

Corporate Transaction.    Options granted under the 2001 Plan will automatically vest in full upon the occurrence of certain change of control events, if such options are not assumed or exchanged for equivalent rights by the successor entity in accordance with the terms of the 2001 Plan. In the event of a corporate transaction that does not result in the automatic vesting of options and other awards, the board of directors or the compensation committee has discretion to accelerate vesting of such options and other awards.

Amendment and Termination.    The board of directors may amend the 2001 Plan at any time. If our board of directors amends the 2001 Plan, shareholder approval will only be sought if required by applicable law. The 2001 Plan will terminate upon the earliest of (i) ten years after its adoption by our board, or (ii) such earlier date as determined by our board of directors.

Recent Sales of Unregistered Securities

On December 6, 2002 we issued 626,872 Class A ordinary shares to certain of the former shareholders of Static 2358 Holdings Limited, none of which is a resident of the United States, pursuant to the earn-out provisions contained in that certain Principal Share Purchase Agreement dated as of June 13, 2001 by and among OpenTV Corp., the Vendors named therein and Paul Bustin. These shares were issued without registration in reliance on Regulation S, which provides an exemption from the registration requirements of the Securities Act of 1933, as amended, for certain types of offshore transactions.

Use of Proceeds

On November 23, 1999, we commenced an initial public offering of 8,625,000 Class A ordinary shares (including an underwriters’ over-allotment option of 1,125,000 Class A ordinary shares) at $20.00 per Class A ordinary share pursuant to a Registration Statement on Form F-1, as amended (File No. 333-89609), that was declared effective by the Securities and Exchange Commission on November 22, 1999. The offering was completed on November 29, 1999, and all shares were sold. Merrill Lynch & Co. acted as lead manager and Thomas Weisel Partners LLC acted as co-manager in the offering of 4,312,500 Class A ordinary shares in the United States and Canada; Merrill Lynch International acted as lead manager and MeesPierson N.V. and Thomas Weisel Partners LLC acted as co-lead managers in the offering of 4,312,500 Class A ordinary shares outside the United States and Canada. Aggregate gross proceeds from our initial public offering were $172.5 million. After deducting $15.5 million in underwriting discounts and other related costs, net proceeds from our initial public offering were approximately $157 million. None of our underwriters was affiliated with our directors, our officers, or us and we directly paid the underwriting discounts. The net proceeds from our initial public offering have been applied in full toward working capital needs, the development of our applications business, and acquisitions and investments, with our cash reserves having been replenished with revenues from operations, proceeds from the sale of our ordinary shares, and cash acquired through acquisitions.

Item 6.     Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Consolidated Financial Statements, and Notes thereto included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period. The selected financial data for 2001 and 2000 contain certain financial information that has been restated. See Note 16 of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
		(As restated)	(As restated)
	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Royalties	$20,052	$33,800	$29,898	$14,782	$2,788
Services, support and other	24,171	36,486	19,805	8,205	5,102
Channel fees	10,906	3,346	—	—	—
License fees	4,557	13,295	13,444	2,964	1,578

Total revenues	59,686	86,927	63,147	25,951	9,468
Operating expenses:
Cost of revenues(1)	47,344	37,775	20,364	7,212	4,736
Research and development(2 and 5)	35,200	43,542	60,508	82,403	7,514
Sales and marketing(3)	32,865	37,649	28,481	11,971	7,418
General and administrative(4)	21,141	19,870	22,345	17,798	3,995
Restructuring costs	29,414	—	—	—	—
Impairment of goodwill	514,501	816,247	—	—	—
Impairment of intangible assets	24,796	—	—	—	—
Amortization of goodwill	—	394,495	170,706	—	—
Amortization of intangible assets	13,055	19,243	3,919	—	—

Total operating expenses	718,316	1,368,821	306,323	119,384	23,663

Loss from operations	(658,630)	(1,281,894)	(243,176)	(93,433)	(14,195)
Interest income	5,205	10,518	12,232	898	—
Other expense, net	(66)	(33)	(111)	(75)	(7)
Impairment of equity investments and notes receivable	(10,923)	(14,915)	(10,000)	—	—
Share of losses of equity investee	(7,275)	—	—	—	—
Realized loss on sale of marketable equity securities	—	(24,014)	(1,687)	—	—
Minority interest	518	202	34	2,153	—

Loss before income taxes and cumulative effect of accounting change, net of tax	(671,171)	(1,310,136)	(242,708)	(90,457)	(14,202)
Income tax benefit (expense)	(1,541)	5,854	509	—	—

Loss before cumulative effect of accounting change	(672,712)	(1,304,282)	(242,199)	(90,457)	(14,202)
Cumulative effect of accounting change, net of tax	(129,852)	—	—	—	—

Net loss	(802,564)	(1,304,282)	(242,199)	(90,457)	(14,202)
Preferred stock deemed dividend	—	—	—	31,250	—

Net loss attributable to ordinary shareholders	$(802,564)	$(1,304,282)	$(242,199)	$(121,707)	$(14,202)

Net loss per share attributable to ordinary shareholders, basic and diluted:
Before cumulative effect of accounting change	$(9.36)	$(19.20)	$(4.64)	$(3.11)	$(0.43)
Cumulative effect of accounting change, net of tax	(1.81)	—	—	—	—
Preferred stock deemed dividend	—	—	—	(1.08)	—

	$(11.17)	$(19.20)	$(4.64)	$(4.19)	$(0.43)

Shares used in per share calculation, basic and diluted	71,839,101	67,937,686	52,190,338	29,065,478	33,212,803

(1)	Inclusive of $1,277, $3,541, $2,603 and $53 of share-based compensation for the years ended 2002, 2001, 2000 and 1999, respectively.
(2)	Inclusive of $321, $1,171, $1,538 and $662 of share-based compensation for the years ended 2002, 2001, 2000 and 1999, respectively.
(3)	Inclusive of $298, $1,644, $2,100 and $556 of share-based compensation for the years ended 2002, 2001, 2000 and 1999, respectively.
(4)	Inclusive of $1,143, $3,233, $8,185 and $11,827 of share-based compensation for the years ended 2002, 2001, 2000 and 1999, respectively.
(5)	Inclusive of $24,909 non-cash warrant expense for the year ended 2000.

	As of December 31,
	2002	2001	2000	1999	1998
		(As restated)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$38,568	$69,249	$94,003	$6,307	$3,324
Short-term marketable debt securities	26,940	28,454	115,367	180,228	—
Long-term marketable debt securities	22,199	91,839	15,612	—	—
Working capital (deficit)	30,276	100,083	219,966	182,238	(1,459)
Total assets	197,336	966,199	2,197,143	206,790	10,038
Convertible notes payable to shareholders	—	—	—	—	7,000
Redeemable common stock	—	—	—	—	117
Total shareholders’ equity (deficit)	140,996	928,358	2,157,903	194,561	(4,783)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

The financial information for the years ended December 31, 2001 and 2000 has been restated for the correction in accounting for the exchangeable shares and the goodwill impairment as discussed in Note 16 to our consolidated financial statements. The financial information for the years ended December 31, 2001 and 2000 presented for comparative purposes has been reclassified consistent with the current income statement presentation as discussed in Note 2 to our consolidated financial statements. As a result of the adoption of the EITF No. 01-09 in 2002, the comparative revenues for 2001 have been reduced due to the reclassification of a one-time payment for marketing the BSkyB hard-drive set-top box.

Overview

We are one of the world’s leading interactive television companies. We provide operating middleware, interactive content and applications, interactive advertising and games, content creation tools, professional support services and strategic consulting for digital television network operators.

During 2002, reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers had a significant adverse effect on the interactive television market, and on our operations. As more fully described below, we expect this trend to continue until economic conditions improve for interactive television participants.

We have made several acquisitions over the past three years, the effects of which impact the comparability of our operating results. These acquisitions were:

•	Our merger with Spyglass, Inc. in July 2000;

•	Our acquisition of CableSoft Corporation in November 2000;

•	Our acquisition of Static 2358 Holdings Limited in July 2001; and

•	Our acquisition of Wink Communications, Inc. in October 2002.

We have earned significant revenues from customers who are also strategic investors in our business. Revenues from these strategic investors were as follows (in millions):

	2002	2001	2000
MIH Limited and its affiliates	$1.4	$6.5	$3.0
Motorola and General Instrument	6.8	8.6	9.0
EchoStar Communications Corp.	3.7	3.5	1.1
America Online	—	0.9	—

Critical Accounting Policies

Our consolidated financial statements include the accounts of OpenTV and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regards to past and current events and assumptions about future events, giving due consideration to materiality. Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements.

Revenue Recognition

We derive revenue from four primary sources: (i) royalties, (ii) professional services, support and other, (iii) channel fees, and (iv) license fees. These revenue categories are discussed below.

Royalties.    We recognize royalties upon notification of set-top box shipments from licensees. For non-refundable prepaid royalties, we recognize revenue upon delivery of software provided that all other requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” are met.

Professional Services, Support and Other.    For contracts with multiple obligations (e.g. maintenance and other services), and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period, during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support fees are generally made in advance and are non-refundable. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.

Professional services revenues from software development contracts are recognized generally on the percentage of completion method. Under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. Provisions for estimated losses on uncompleted contracts are made in the period in which estimated losses are determined. Revenues from professional services agreements which include software customization services and implementation support to customers, are recognized on the percentage of completion method based on the costs incurred relative to total estimated costs for fixed bid contracts or based on the hours incurred multiplied by the hourly rate for time and material engagements.

Advertising revenues earned under the Wink brand are recognized based upon response transactions generated by television viewers at the time the response data is routed to the customer.

Channel Fees.    Under the Static brand, premium rate telephony charges are derived as consumers interact with our PlayJam channel. Premium rate telephony charges are recorded as revenue upon notification from the telecommunications companies with the amount due to the service providers and network operators recorded as cost of services.

License Fees.    In accordance with Statement of Position 97-2, we recognize product license revenue upon shipment if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable.

We generally enter into arrangements with network operators whereby we license our application software to network operators in exchange for a percentage of the revenue they earn from their customers. When we have delivered all of the software under the arrangement, we recognize the revenue as the network operator reports to us its revenue share, which is done generally on a quarterly basis. Under arrangements where the customer receives rights for unspecified future applications when they are made available, we recognize the revenue over the term of the arrangement.

For the Wink Engine software we recognize license revenue on a “sell through” basis based upon notification of set-top box shipments from licensees.

We comply with the requirements of Emerging Issues Task Force (“EITF”) No. 01-09 which require that consideration, including equity instruments, given to a customer should be classified in the vendor’s income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated.

Allowance for Doubtful Accounts

We periodically make estimates of the uncollectability of our accounts receivable. Our customer base is dispersed across many geographic areas and we generally do not require collateral. We analyze, among other things, historic collection experience, customer credit-worthiness, current economic trends in each country where our customers are located, and customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation.

Valuation of Investments in Privately-Held Companies

We invest in equity and debt instruments of privately-held companies for the promotion of business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. We perform periodic reviews of our investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets are stated at cost less accumulated amortization. Under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” which was followed through December 31, 2001, amortization was computed on the straight-line basis over the estimated benefit periods and long-lived assets were reviewed for impairment when events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. In the fourth quarter of 2001, we recorded an impairment charge against goodwill of $816.2 million as a result of future cash flow projections being insufficient to demonstrate recoverability of the carrying value of our fixed and intangible assets. Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or whenever there are indicators that such assets may be impaired. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. The adoption of SFAS 142 as of January 1, 2002, resulted in a transitional impairment charge for goodwill of $129.9 million, which was recorded as cumulative effect of change in accounting principle in the first quarter of 2002. In addition, we recorded an additional impairment charge of $514.5 million in the third quarter of 2002.

We account for long-lived assets under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. SFAS 144 superseded SFAS 121.

Restructurings

We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with EITF No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring.” Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a material impact on our financial position, results of operations, and cash flows, except that it may impact the timing of recognition of exit costs.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45, but expect that they will not have a material impact on our financial position, results of operations, and cash flows upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for share-based employee compensation. We have elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees,” in accounting for our share-based compensation plans. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to share-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. These disclosure provisions are effective for our fiscal year ended December 31, 2002.

In January 2003, the EITF published EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our financial position, results of operations, and cash flows.

Years Ended December 31, 2002, 2001, and 2000

Revenues

Revenues for the year ended December 31, 2002 declined by $27.2 million, or 31%, from $86.9 million in 2001 to $59.7 million in 2002. Revenues for the year ended December 31, 2001 increased by $23.8 million, or 38%, from $63.1 million in 2000 to $86.9 million in 2001. Revenues by line item were as follows (in millions):

	Year ended December 31,
	2002	2001	2000
Royalties	$20.1	$33.8	$29.9
Services, support and other	24.2	36.5	19.8
Channel fees	10.9	3.3	—
License fees	4.5	13.3	13.4

Total Revenues	$59.7	$86.9	$63.1

Royalties.    We derive royalties from the sale of set-top boxes that incorporate our software to manufacturers and network operators around the world. Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems. Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be negatively impacted in future years. As there are a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect that our ability to achieve incremental royalty revenues will diminish in future years.

We recognize royalties upon notification of unit shipments from set-top box manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties we recognize revenues upon delivery of the software.

Cumulative set-top box deployments increased from 13.9 million as of December 31, 2000 to 23.5 million as of December 31, 2001 and to 32.1 million as of December 31, 2002. The shipments reported and the revenues recognized during these periods were as follows:

Year ended December 31,	Shipments (in units)	Royalties
2002	8.6 million	$20.1 million
2001	9.6 million	$33.8 million
2000	7.7 million	$29.9 million

As a result of the adoption of the EITF No. 01-09 in 2002, the comparative royalties for 2001 have been reduced from $42.2 million to $33.8 million due to the reclassification of a one-time payment of $8.4 million for marketing the BSkyB hard-drive set-top box.

Royalties for the year ended December 31, 2002 declined by $13.7 million, or 41%, from $33.8 million in 2001 to $20.1 million in 2002. Beginning in 2002, we experienced a significant decline in the number of shipments of set-top boxes enabled with our middleware. The decline was especially acute in Europe, where unit volume declined 51% in 2002 compared to 2001. Total royalty revenues in Europe were $10.3 million in 2002 compared to $18.8 million after the application of EITF 01-09 in 2001 and in Asia Pacific royalty revenues were $1.8 million in 2002 compared to $7.2 million in 2001. In the Americas total royalty revenues were $7.9 million in 2002 compared to $7.8 million in 2001, due primarily to increased shipments by EchoStar, offset by declines in the flash downloads of software by two other major customers.

Royalties for the year ended December 31, 2001 increased by $3.9 million, or 13%, from $29.9 million in 2000 to $33.8 million in 2001. During the year ended December 31, 2001, we began providing middleware with enhanced features. For the year ended December 31, 2001, royalties associated with set-top boxes enabled with our enhanced middleware were $22.2 million, of which $5.2 million represented prepaid royalties. Royalties associated with set-top boxes enabled with previous versions of our middleware decreased by $9.9 million for the year ended December 31, 2001 from the year ended December 31, 2000 and in 2001 there was a reduction of $8.4 million relating to the reclassification of the one-time marketing payment for the BSkyB hard-drive set-top box as a result of the application of EITF 01-09. Royalties attributable to BSkyB decreased by $18.1 million, including the reduction of $8.4 million from the application of EITF 01-09 during the year, royalties attributable to EchoStar increased by $1.2 million and royalties attributable to other customers decreased by $1.4 million.

Royalties from set-top boxes with enhanced middleware features accounted for 42% of total royalties in 2002 compared with 66% of total royalties in 2001.

Five of our customers sell set-top boxes to BSkyB, which accounted for $4.4 million, or 21%, of royalties in 2002, $(1.7 million), due to the adoption of EITF 01-09, in 2001 and $16.4 million, or 55%, in 2000. The decline between 2000 and 2001 was due to a lower unit volume and a decrease in unit pricing due to volume discounts. The decline in unit volume continued in 2002.

Our former controlling shareholder, MIH Limited, through its subsidiaries, purchased set-top boxes from two of our customers. Effective April 1, 2001, all royalties were paid directly to us by the MIH entities. MIH entities, directly and indirectly, accounted for zero royalties in 2002, $4.6 million in 2001 and $2.2 million in 2000.

Unit shipments by EchoStar were 4.7 million units in 2002, 3.4 million units in 2001 and 0.9 million units in 2000. Since EchoStar has a right to receive unspecified future applications when they are made available, the royalty revenue is being amortized over the seven-year term of the agreements. As such, the royalties recognized from EchoStar were $3.3 million in 2002, $1.9 million in 2001 and $0.7 million in 2000.

Services, support and other.    Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. As a result of a general slowdown in interactive television-related spending by our customers in 2002, revenues in this category declined by $12.3 million, or 34%, from $36.5 million in 2001 to $24.2 million in 2002. We expect that service, support and other revenues will continue to be negatively impacted by the general slowdown in spending in 2003.

Services, support and other revenues for the year ended December 31, 2001 increased by $16.7 million from $19.8 million in 2000 to $36.5 million in 2001. Professional services accounted for $12.1 million of the increase due to the inclusion of the results of Spyglass, which was acquired in 2000, for the full year in 2001 compared with only five months in 2000. Increased maintenance and support, due largely to an increase in our network operator customer base, accounted for $3.7 million of the increase.

One of our strategic investors, General Instrument Corporation, and its parent company, Motorola Inc., accounted for $6.8 million in services, support and other revenue in 2002, $6.6 million in 2001 and $3.9 million in 2000. In November 2000, we entered into a seven-year services agreement whereby Motorola guaranteed a minimum level of business over the first four years of the agreement. It is the intent of the agreement that Motorola or their referred customers would purchase products from us or contract services with us up to at least the minimum guaranteed level of business through December 31, 2004. Motorola may terminate the agreement on sixty days’ notice at any time after January 1, 2004, but will remain responsible to us for the minimum guaranteed level of business for 2004 in the event it terminates the agreement prior to December 31, 2004.

MIH Limited and its related entities accounted for $1.2 million of services, support and other revenue in 2002, $1.0 million in 2001 and $0.3 million in 2000. EchoStar accounted for $0.4 million of services, support and other revenue in 2002, $0.2 million in 2001 and $0.2 million in 2000.

Channel fees.    In July 2001, we acquired Static, which operates the PlayJam interactive games channel in the United Kingdom, France and the United States. We receive revenue primarily from premium rate telephone calls that are placed by consumers, using the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. Following the development of new and more popular games and the introduction of an interactive payment mechanism, channel fees experienced strong growth in 2002. Total revenues were $10.9 million for the year ended December 31, 2002, compared with $3.3 million for the last six months of 2001.

License fees.    We derive license fees from the sale of products such as Device Mosaic, OpenTV Streamer, OpenTV Software Developers Kit and various applications, including OpenTV Publisher. These fees can vary greatly from quarter to quarter depending on whether any large size agreements occur.

Due to the general slowdown in interactive television-related spending by our customers, we experienced a significant decline in license fees in 2002. License fees for the year ended December 31, 2002 declined by $8.8 million, or 66%, from $13.3 million in 2001 to $4.5 million in 2002. OpenTV Streamer license fees accounted for approximately one-third of the total in both years.

License fees for the year ended December 31, 2001 decreased by $0.1 million from $13.4 million in 2000 to $13.3 million in 2001. Sales of products, including OpenTV Streamer and new applications such as OpenTV Publisher, offset a decrease in Device Mosaic sales in 2001 as compared to 2000.

Motorola accounted for zero license fees in 2002, $2.0 million in 2001 and $5.1 million in 2000. MIH and its related entities accounted for $0.2 million of license fees in 2002, $0.9 million in 2001 and $0.5 million in 2000. EchoStar accounted for zero license fees in 2002, $1.4 million in 2001 and $0.2 million in 2000.

Operating Expenses

Our total operating expenses decreased by $650.5 million from $1,368.8 million in 2001 to $718.3 million in 2002. Our total operating expenses increased by $1,062.5 million from $306.3 million in 2000 to $1,368.8 million in 2001. The results for 2002 include the results of Wink Communications for four months and the results of Static for the full twelve months compared with only six months for Static in 2001. The results for 2001 include six months of Static and twelve months of Spyglass compared with only five months of Spyglass in 2000.

Operating expenses by line item were as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Cost of revenues	$47.3	$37.8	$20.4
Research and development	35.2	43.5	60.5
Sales and marketing	32.9	37.6	28.5
General and administrative	21.1	19.9	22.3
Restructuring costs	29.4	—	—
Impairment of goodwill	514.5	816.2	—
Impairment of intangible assets	24.8	—	—
Amortization of goodwill	—	394.5	170.7
Amortization of intangible assets	13.1	19.3	3.9

Total Operating Expenses	$718.3	$1,368.8	$306.3

Cost of revenues.    Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, the costs, including network infrastructure and bandwidth, of operating the PlayJam interactive games channel, and amortization of developed technology.

Cost of revenues for the year ended December 31, 2002 increased by $9.5 million from $37.8 million in 2001 to $47.3 million in 2002. The primary reason for the increase was $11.7 million of costs related to the growth of the Static business and the inclusion of Static for twelve months in 2002 compared with only six months in 2001 and $1.0 million of additional amortization of developed technology in 2002 as compared to 2001. In addition, 2002 results include $3.8 million of cost of revenues associated with products of Wink Communications, which was acquired in 2002 and $2.8 million for contract termination costs with BSkyB relating to the YoYo channel of our Static subsidiary in the United Kingdom. These increases were offset by a decrease of $6.4 million due to reduced staffing, consultants, travel and overhead costs for the professional services group as a result of the reduced volume of engagements coupled with a decrease of $1.1 million in bonus compensation in 2002 and a decrease of $2.3 million in share-based compensation for certain options which were cancelled or became fully-vested during 2002.

Cost of revenues for the year ended December 31, 2001 increased by $17.4 million from $20.4 million in 2000 to $37.8 million in 2001. The largest component of this increase was $9.0 million attributable to the inclusion of Spyglass professional services personnel for the full year in 2001 compared with only five months in 2000. There was also an increase of $2.3 million due to the growth in headcount and related overhead costs due to a higher volume of business in 2001 as compared to 2000. Our acquisition of Static in July 2001 accounted for an increase of $3.2 million due to the addition of headcount, bandwidth, telephony and other costs associated with the operations of the PlayJam interactive games channel. Amortization of developed technology accounted for an increase of $2.0 million in 2001 as compared to 2000. Share-based compensation accounted for an increase of $0.9 million due to the inclusion of Spyglass for the full year in 2001 as compared to 2000.

Research and development.    Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.

Research and development expenses for the year ended December 31, 2002 decreased by $8.3 million from $43.5 million in 2001 to $35.2 million in 2002, primarily as a result of reduced staffing, travel and overhead costs of $7.9 million coupled with a decrease of $1.6 million in bonus compensation in 2002 and a decrease of $0.8 million due to lower share-based compensation for certain options which were cancelled or became fully-vested. The results for 2001 included a provision of $2.1 million for in-process research and development associated with the acquisition of Spyglass. These decreases were offset by an increase of $2.8 million, including

$1.0 million of in-process research and development costs resulting from the acquisition of Wink Communications and an increase of $1.3 million resulting from Static being included in the 2002 results for the entire year.

Research and development expenses for the year ended December 31, 2001 decreased by $17.0 million from $60.5 million in 2000 to $43.5 million in 2001. This resulted from decreases of $24.9 million attributable to non-cash warrant expenses and $2.3 million attributable to a non-cash development fee, offset by an increase of $10.2 million from several other factors as discussed below. The largest increase was $5.5 million attributable to an increase in personnel and overhead costs related to ongoing development activities associated with our middleware and new applications. The inclusion of Spyglass engineering personnel for the full year in 2001, compared with only five months in 2000, accounted for an increase of $2.2 million. The acquisition of Static in July 2001 accounted for an increase of $1.8 million. In-process research and development costs increased by $1.1 million to $2.1 million for the year ended December 31, 2001 due to our acquisition of Static, compared with only $1.0 million of in-process research and development costs in 2000 associated with the acquisition of Spyglass. Share-based compensation accounted for a decrease of $0.4 million due to the cancellation of vesting of stock options granted to engineering personnel.

Sales and marketing.    Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, sales commissions and travel costs.

Sales and marketing expenses for the year ended December 31, 2002 decreased by $4.8 million from $37.7 million in 2001 to $32.9 million in 2002. Expenses attributable to our advertising, trade show, branding and other discretionary marketing programs decreased by $3.3 million in 2002 due to a concerted attempt to reduce expenses in response to the significant decrease in total revenues. Furthermore, expenses decreased by $3.5 million due to reduced staffing, overhead and travel; $1.7 million due to lower sales commissions and bonus compensation; and $1.4 million due to lower share-based compensation for certain options which were cancelled or became fully vested in 2002 as compared to 2001. These decreases were offset by an increase of $3.9 million attributable to the acquisition of Wink Communications and $1.2 million resulting from Static being included in the operating results for a full year in 2002.

Sales and marketing expenses for the year ended December 31, 2001 increased by $9.2 million from $28.5 million in 2000 to $37.7 million in 2001. There was an increase of $4.6 million attributable to increased personnel and related overhead costs and an increase in worldwide sales and marketing activities. The inclusion of Spyglass sales and marketing personnel for the full year in 2001, compared with only five months in 2000, accounted for an increase of $2.7 million. The acquisition of Static in July 2001 accounted for an increase of $2.4 million. Share-based compensation accounted for a decrease of $0.5 million due to the cancellation of vesting of stock options granted to sales and marketing personnel.

General and administrative.    General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

General and administrative expenses for the year ended December 31, 2002 increased by $1.2 million from $19.9 million in 2001 to $21.1 million in 2002 due primarily to the inclusion of four months of operating results of Wink Communications, which accounted for $0.6 million of the increase, and an increase of $1.1 million resulting from the inclusion of Static’s operating results for a full year in 2002. In addition, the 2002 results include $1.1 million for retention payments to certain key management personnel with no comparable expense in 2001 and an increase of $0.5 million in the provision for doubtful accounts in 2002 as compared to 2001. These increases were offset by a decrease of $2.1 million due to lower share-based compensation for certain options which were cancelled or became fully vested and lower bonus compensation.

General and administrative expenses for the year ended December 31, 2001 decreased by $2.4 million from $22.3 million in 2000 to $19.9 million in 2001. Share-based compensation accounted for a decrease of

$5.0 million due to the cancellation of vesting of stock options granted to general and administrative personnel. This was offset by an increase of $2.6 million from several other factors as discussed below. There was an increase of $0.5 million in the provision for doubtful accounts and finance-related expenses accounted for an increase of $0.2 million. The inclusion of Spyglass general and administrative personnel for the full year in 2001, compared with only five months in 2000, accounted for an increase of $1.2 million. The acquisition of Static accounted in July 2001 for an increase of $0.7 million.

Restructuring costs.    During 2002 we took several initiatives to reduce operating expenses around the world. These initiatives resulted in total restructuring costs of $29.4 million. In the first quarter we recorded a restructuring provision of $9.6 million for the termination of approximately 50 employees in offices in the United States and Korea and the write-down of assets and excess facilities in the United States, France and Korea. In the third quarter we recorded a restructuring provision of $1.6 million which included $4.6 million for the termination of approximately 60 employees in the Naperville, Illinois office and the write-down of assets and excess facilities, partially offset by a credit of $3.0 million for a favorable lease settlement in France. In the fourth quarter we recorded a restructuring provision of $18.2 million for the termination of approximately 150 employees in offices in the United States and other countries and the write-down of assets and excess facilities. An additional restructuring provision will be recorded in the first quarter of 2003 when the staff and office space in France is reduced significantly. There were no restructuring charges in 2001 or 2000.

Impairment and amortization of goodwill and intangible assets.    At December 31, 2001, we recorded an impairment of $816.2 million against the carrying value of goodwill as a result of our cash flow projections which indicated that the future cash flows were not sufficient to result in the recovery of the carrying value of our fixed and intangible assets. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we reevaluated the amount recorded as goodwill as of January 1, 2002 and determined that a transitional impairment of $129.9 million had occurred. This amount has been shown as a cumulative effect of an accounting change in the consolidated statements of operations. In the third quarter of 2002, due to reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A ordinary shares, we determined that the remaining goodwill was impaired, and accordingly, wrote off the balance of $514.5 million. As a result of the new accounting rules for goodwill, there was no amortization required in 2002, whereas the amortization of goodwill was $394.5 million for the year ended December 31, 2001 and $170.7 million for the year ended December 31, 2000.

In the third quarter of 2002, due to the shift in strategic direction resulting from the change in our controlling shareholder, we determined that an impairment of $24.8 million had occurred in the value of the patents related to our OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture.

Intangible assets are amortized on a straight-line basis over the estimated benefit periods of 1.5 to 5 years. Amortization of developed technologies was $5.2 million for the year ended December 31, 2002, $4.2 million for the year ended December 31, 2001 and $2.3 million for the year ended December 31, 2000. These amounts have been included in the consolidated statements of operations as cost of revenues. Amortization of other intangible assets was $13.1 million for the year ended December 31, 2002, $19.2 million for the year ended December 31, 2001 and $3.9 million for the year ended December 31, 2000. The decrease of $6.1 million in amortization expense from 2001 to 2002 was due primarily to the impairment of the patents related to the OpenStar joint venture and certain Spyglass intangibles which had an amortization period of 1.5 years becoming fully amortized. Amortization for the year ended December 31, 2001 increased by $15.3 million compared to 2000 due to a full year of amortization for Spyglass and CableSoft plus the intangibles associated with the acquisition of Static.

Interest Income

As a result of declining interest rates in the United States coupled with decreases in our investment portfolio resulting from the sale of investment securities both to support our operations and to finance our acquisition of Wink Communications, interest income for the year ended December 31, 2002 was $5.2 million compared with $10.5 million for the year ended December 31, 2001.

As a result of our initial public offering in November 1999, interest income from our investment portfolio was $12.2 million for the year ended December 31, 2000. The value of our investment portfolio decreased in 2001, largely due to working capital needs, capital expenditures, and cash paid in connection with our acquisition of Static, and the average interest rate on the portfolio also decreased. This resulted in a decline in interest income of $1.7 million to $10.5 million for the year ended December 31, 2001.

Other Income and Expense Items

During the past three years, we made various equity investments in, and loans to, certain privately-held companies. Most of these companies subsequently experienced severe cash flow problems and we found it necessary to write down the value of our private equity investments and notes receivable.

For the year ended December 31, 2002, we wrote down $10.9 million of such private equity investments and notes receivables and our share of losses of private equity investee was $7.3 million. For the year ended December 31, 2001 there was a write-down of private equity investments and notes receivable of $14.9 million. During the year ended December 31, 2000, two investments were determined to have no value and an impairment loss of $10.0 million was recorded.

As a result of the acquisition of Spyglass in July 2000, we acquired certain marketable equity securities that were valued at $48.0 million. These securities were sold for realized losses of $24.0 million for the year ended December 31, 2001 and $1.7 million for the year ended December 31, 2000.

Minority Interest

In November 2000, we established Spyglass Integration, a co-owned venture with Motorola. Due to the losses of this venture, we recorded minority interest income of $0.5 million for the year ended December 31, 2002, $0.2 million for the year ended December 31, 2001 and a nominal amount for the year ended December 31, 2000.

Income Taxes

We have significant United States Federal tax loss carryforwards. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Income tax expense was $1.5 million for the year ended December 31, 2002. For the year ended December 31, 2001 there was a net income tax benefit of $5.9 million, which was comprised of a current tax provision of $1.4 million offset by a deferred tax credit of $7.3 million resulting from the fair value calculations for the aforementioned marketable equity securities acquired in connection with our acquisition of Spyglass and which were subsequently sold. There was a net income tax benefit of $0.5 million for the year ended December 31, 2000.

Liquidity and Capital Resources

We invest a portion of our cash in debt instruments that are highly liquid, high-quality investment grade securities and that predominantly have maturities of less than two years. As of December 31, 2002, we had cash and cash equivalents of $38.6 million, which was a decrease of $30.7 million from the prior year. Cash and cash equivalents as of December 31, 2001 and 2000 were $69.2 million and $94.0 million, respectively. Taking into account short-term and long-term marketable debt securities of $49.1 million, our cash, cash equivalents and marketable debt securities were $87.7 million as of December 31, 2002 compared to $189.5 million as of December 31, 2001 and $225.0 million as of December 31, 2000, computed on a similar basis.

Cash used in operating activities was $46.2 million for the year ended December, 31, 2002 compared with $33.8 million for 2001 and $7.4 million for 2000. The increases in cash uses were due primarily to our continuing operating losses.

Cash provided from investing activities was $7.7 million for the year ended December 31, 2002, primarily due to the sale of short-term and long-term marketable debt securities to finance the acquisition of Wink Communications coupled with cash acquired as part of the acquisition of Wink, offset by the acquisition of Wink for $101 million and $7.7 million for capital expenditures. For the year ended December 31, 2001, net cash used in investing activities was $3.4 million. Uses of cash included $14.2 million for the acquisition of Static and $14.2 million for capital expenditures, offset by $16.5 million from the sale of marketable equity securities and $8.6 million net from a decrease in marketable debt securities and other items. For the year ended December 31, 2000, net cash provided from investing activities was $81.6 million. This amount included $74.7 million of cash received as part of the acquisition of Spyglass, $5.8 million from the sale of marketable equity securities and $11.8 million net from a decrease in marketable debt securities and other items; which was offset by $10.7 million of capital expenditures.

Cash provided from financing activities was $7.4 million for the year ended December 31, 2002, due to proceeds from the issuance of ordinary shares and a capital contribution from the former controlling shareholder, MIH Limited. Cash provided from financing activities was $12.7 million for the year ended December 31, 2001 and $14.1 million for the year ended December 31, 2000. These amounts were primarily from the exercise of warrants and stock options and issuance of shares under our employee stock purchase plan.

As a result of the restructuring initiatives which were announced in September and October 2002, we expect that upon completion, which is targeted by the end of the first quarter of 2003, cash used in operations can be reduced by a significant amount in future periods. However, as a result of restructuring payments required in 2003 and the acquisition of Wink Communications in late 2002, it is expected that the cash used in operating activities for the year ending December 31, 2003 will be in the range of $30 to $40 million, similar to the last two years. Our future capital requirements will depend on a variety of factors, including market acceptance of interactive television, the resources we devote to developing, marketing, selling and supporting our products, and other factors.

Pursuant to exchangeable share arrangements under our 2000 Exchange Plan, 55,469, 236,057 and 386,103 shares of OpenTV, Inc. common stock were converted into our Class A ordinary shares for the years ended December 31, 2002, 2001 and 2000, respectively. There was no effect on cash.

Two customers accounted for 15% and 17% of net accounts receivable, respectively, as of December 31, 2002.

Operating Leases

As of December 31, 2002, we had the following commitments for operating leases (in millions):

Year Ending December 31	Minimum Commitments
2003	$8.8
2004	7.3
2005	2.7
2006	1.7
2007	1.1
Thereafter	2.5

$24.1

In March 2003, we signed a lease agreement for 60,458 square feet of office space in San Francisco for a new headquarters location. The lease provides for an initial nominal rent period with total aggregate lease payments of $9.0 million plus operating expenses over the seven-year term of the lease.

Other Commitments

In the ordinary course of business we and certain of our subsidiaries enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, consulting and other services. Minimum commitments under these arrangements as of December 31, 2002 were $9.1 million for the year ending December 31, 2003, $4.3 million for the year ending December 31, 2004 and $2.4 million for the year ending December 31, 2005.

At December 31, 2002, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities. Subsequent to year-end, in connection with the execution of the lease for our new San Francisco facility, we issued an additional standby letter of credit to the landlord for $1.0 million. In addition, one previously outstanding standby letter of credit for $1.0 million was cancelled as part of the restructuring of our French operations.

In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’s Java technology. Subsequent amendments extended the license through December 2006. As amended, the agreement requires us to make a payment of $4.0 million to Sun Microsystems in February 2007, less any amounts previously paid for support and royalty fees, which have been nominal to date.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks. This exposure relates to our holdings of fixed income investment securities, investments in privately-held companies and assets and liabilities denominated in foreign currencies.

Fixed Income Investment Risk

We own a fixed income investment portfolio with various holdings, types and maturities. These investments are generally classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item titled “accumulated other comprehensive income (loss).”

Most of these investments consist of a diversified portfolio of highly liquid United States dollar-denominated debt securities classified by maturity as cash equivalents, short-term investments or long-term investments. These debt securities are not leveraged and are held for purposes other than trading. Our investment policy limits the maximum maturity of securities in this portfolio to three years and weighted-average maturity to 15 months. Although we expect that market value fluctuations of our investments in short-term debt obligations will not be significant, a sharp rise in interest rates could have a material adverse effect on the value of securities with longer maturities in the portfolio. Alternatively, a sharp decline in interest rates could have a material positive effect on the value of securities with longer maturities in the portfolio. We do not currently hedge interest rate exposures.

Our investment policy limits investment concentration in any one issuer (other than with respect to United States treasury and agency securities) and also restricts this part of our portfolio to investment grade obligations based on the assessments of rating agencies. There have been instances in the past where the assessments of rating agencies have failed to anticipate significant defaults by issuers. It is possible that we could lose most or all of the value in an individual debt obligation as a result of a default. A loss through a default may have a material impact on our earnings even though our policy limits investments in the obligations of a single issuer to no more than five percent of the value of our portfolio.

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2002 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

Issuer	Valuation of Securities if Interest Rates Decrease 1%	Fair Value as of 12/31/02	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
United States government and agencies	$40,036	$39,462	$39,132	$38,694
State and local governments in the United States	—	—	—	—
Corporate notes and bonds	8,840	8,677	8,600	8,484
Non-United States government	—	—	—	—
Certificate of Deposit	1,020	1,000	981	962

Total	$49,896	$49,139	$48,713	$48,140

The modeling technique used in the above table estimates fair values based on changes in interest rates assuming static maturities. The fair value of individual securities in our investment portfolio is likely to be affected by other factors including changes in ratings, market perception of the financial strength of the issuer of such securities and the relative attractiveness of other investments. Accordingly, the fair value of our individual securities could also vary significantly in the future from the amounts indicated above.

Private Investment Risk

We have historically invested in equity securities and debt obligations of certain privately-held companies that are in the start-up or development stages. These investments are inherently risky as the market for the technologies, products and services these companies have under development may never materialize, and we could incur the loss of a portion or all of our investments in these privately-held companies. During the calendar year 2002, we wrote down the value of such investments by $10.9 million. As of December 31, 2002 all of these investments had been written down to a carrying value of zero.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. Our functional currencies are generally the local currencies of the countries in which we have business units. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We used foreign currency forward exchange contracts in hedging foreign currency exposures during the calendar year ended December 31, 2002. The outstanding balance of commitments under foreign exchange forward contracts did not exceed $1.5 million at any time during the year ended December 31, 2002. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disclosure required.

PART III.

Item 10.     Directors and Executive Officers of OpenTV

The following table sets forth certain information with respect to our executive officers and directors, including a five year employment history and any directorships held in public companies:

Name	Position
James J. Ackerman Born February 28, 1965

OpenTV Corp.’s Chief Executive Officer since April 2001; Director of OpenTV Corp. since January 2001; President and Chief Executive Officer of OpenTV, Inc. since January 2003; President and Chief Operating Officer of OpenTV, Inc. from September 2000 until April 2001; from 1996 until September 2000 Mr. Ackerman served in various executive positions at British Interactive Broadcasting Holdings Limited, or “BiB,” a subsidiary of BSkyB, and BiB’s subsidiary, Sky Interactive Limited. Sky Interactive Limited delivers digitally transmitted interactive services to television viewers in the United Kingdom and Ireland. While employed with BiB and Sky Interactive Limited, Mr. Ackerman worked in collaboration with us as one of our key customers in launching a new interactive platform.

Mark H. Allen Born November 5, 1956

OpenTV Corp.’s Secretary since February 2003; OpenTV Corp.’s General Counsel since November 2002; Executive Vice President and General Counsel of OpenTV, Inc. since January 2003; Executive Vice President of Corporate Development and Deputy General Counsel of Liberty Broadband since May 2002; Executive Vice President of Corporate Development and Technology Licensing of Gemstar-TV Guide International, Inc., or “Gemstar-TV Guide,” from February 2002 until May 2002; President of TV Guide Affiliate Sales of TV Guide, Inc., or “TV Guide,” from September 1999 to May 2002; Managing Partner of Johnson, Allen, Jones & Dornblaser, a boutique business law firm in Tulsa, Oklahoma from March 1994 to September 1999, where Mr. Allen specialized in corporate and business planning, transactions and taxation.

Robert R. Bennett Born April 19, 1958

A director of OpenTV Corp. since August 2002; President and Chief Executive Officer of Liberty Media since April 1997; Executive Vice President of Tele-Communications, Inc., or “TCI”, from April 1997 to March 1999; currently a director of Liberty Media, Ascent Media Group, Inc. (formerly named Liberty Livewire Corporation), Liberty Satellite & Technology, Inc., USA Interactive and UnitedGlobalCom, Inc.

Peter C. Boylan III Born January 10, 1964	A director and Chairman of OpenTV Corp. since August, 2002; Chairman of the Board of OpenTV, Inc. since January 2003; President and Chief Executive

III-1

Name	Position

Officer and Director of Liberty Broadband since May 2002; Co-President and Co-Chief Operating Officer and Director of Gemstar-TV Guide from July 2000 to April 2002; President and Chief Operating Officer and Director of TV Guide from June 1999 through July 2000; Executive Vice President and Director of TV Guide from March 1999 through June 1999; President and Director of United Video Satellite Group, Inc. from August 1997 through March 1999; currently a director of BOKF Financial Corp.

Vincent Dureau Born March 11, 1960

OpenTV Corp.’s Chief Technology Officer since December 2000; OpenTV, Inc.’s Chief Technology Officer since May 1998; Senior Vice President of Engineering of OpenTV, Inc. from OpenTV’s inception until May 1998; prior to joining OpenTV, Inc., Mr. Dureau held a variety of positions in the research department of Thomson Multimedia in Paris and Los Angeles since 1984.

Timothy V. Travaille Born November 17, 1957

OpenTV Corp.’s interim Chief Operating Officer since October 2002; Executive Vice President and Chief Operating Officer of OpenTV, Inc. since January 2003; Executive Vice President, Business Development and Finance of Wink Communications from March 2002 until October 2002; Executive Vice President, Product Marketing and Business Development of Wink Communications from February 2000 to March 2002; Chief Technical Officer of Wink Communications from August 2000 until February 2002; Senior Vice President, Operations and Deployments of Wink Communications from February 1997 to March 1998; Vice President, Operations and Deployments of Wink Communications from March 1997 to March 1998.

Craig M. Waggy Born January 2, 1959

OpenTV Corp.’s Chief Financial Officer and Chief Accounting Officer since November 2002; Executive Vice President and Chief Financial Officer of OpenTV, Inc. since January 2003; Senior Vice President and Chief Financial Officer of Liberty Broadband since May 2002; Senior Vice President and Chief Financial Officer of TV Guide, Inc. from September 1997 until May 2002.

J. David Wargo Born October 1, 1953

A director of OpenTV Corp. since August 2002; President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since January 1993; currently a director of On Command Corporation and Strayer Education, Inc.

Anthony G. Werner Born November 11, 1956	A director of OpenTV Corp. since August 2002; Senior Vice President and Chief Technology Officer of Liberty Media since August 2001; Executive Vice

III-2

Name	Position

President of Strategic Technology at Qwest Communications from May 2001 through August 2001; President and Chief Executive Officer of Aurora Networks, a manufacturer of advanced, next-generation optical transport systems for broadband networks that support the convergence of digital broadband, voice, video and data applications, from October 2000 through May 2001; Executive Vice President and Chief Technology Officer of AT&T Broadband, previously TCI, from July 1994 through October 2000; currently a director of Net2Phone, Inc. and Dycom Industries, Inc.

The directors and executive officers named above will serve in such capacities until their respective successors have been duly elected or appointed and have been qualified, or until their earlier death, resignation, disqualification or removal. There is no family relationship between any of the directors or executive officers named above, by blood, marriage or adoption.

During the past five years, none of the directors or executive officers named above has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

On August 27, 2002, as a result of the closing of the Liberty Media stock purchase transaction, we ceased to be a “foreign private issuer” for purposes of the rules promulgated under the Securities Exchange Act. Accordingly, on such date, and among other things, our executive officers, directors and persons who beneficially owned more than ten percent of a registered class of our equity securities, became subject to the reporting requirements of Section 16(a) of the Securities Exchange Act. Section 16(a) of the Securities Exchange Act requires our executive officers, directors and greater than ten percent shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all Section 16 forms they file. Based solely on a review of copies of the Section 16 forms furnished to us with respect to our most recent fiscal year, or written representations regarding year-end reporting obligations, we believe that, during the period from August 27, 2002 through December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

The following discussion and tables set forth certain information relating to compensation, including grants of stock options and stock appreciation rights, awarded to, earned by or paid to:

•	James J. Ackerman, our Chief Executive Officer;

•	James F. Brown and Vincent Dureau, the two executive officers employed by us on December 31, 2002 who earned more than $100,000 of compensation during the fiscal year ended December 31, 2002; and

•	Martin J. Leamy and Scott H. Ray, who would have been two of our four most highly compensated executive officers earning more than $100,000 of compensation during the fiscal year ended December 31, 2002 if they had been employed by us on December 31, 2002.

These persons are collectively referred to in this Annual Report on Form 10-K as the “named executive officers.”

The current Chairman of our board of directors, along with our current Chief Financial Officer and our current General Counsel, are each officers of Liberty Broadband. Liberty Broadband charges us a monthly

III-3

management fee that is based on the estimated amount of time these individuals, and one of our other officers, spend on our business each month. For more information about this arrangement, see “Item 13.    Certain Relationships and Related Transactions—Transactions With Management and Others—Management Fee and Expense Reimbursement Arrangements with Liberty Broadband.”

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the named executive officers by us for the three years ended December 31, 2002. All amounts set forth below are in United States dollars, except share amounts.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($) Paid in Following Year for Listed Year	Other Annual Compensation		Long-Term Compensation Securities Underlying Options		All Other Compensation ($)
James J. Ackerman(1)	2002	$420,733	$—	$767,765	(2)	—		$597,000	(3),(4)
Chief Executive Officer	2001	410,367	100,000	765,064	(5)	200,000		3,000	(4)
	2000	143,056	77,250	38,791	(6)	200,000		13,507	(7)

Martin J. Leamy(8)	2002	268,333	—	—		—		233,400	(3),(4)
Former President and Chief	2001	276,159	85,365	—		158,416		3,000	(4)
Operating Officer	2000	251,769	43,352	—		43,416	(9)	2,100	(4)

Scott H. Ray(10)	2002	212,083	—	—		—		435,000	(3),(4)
Former Executive Vice	2001	202,061	93,145	—		200,000		3,000	(4)
President and Chief Financial Officer

James F. Brown(11)	2002	234,791	—	—		—		202,500	(3)
Former Executive Vice	2001	252,750	36,673	—		90,000		—
President	2000	207,000	81,144	—		15,000		—

Vincent Dureau	2002	209,261	—	1,000	(12)	—		3,000	(4)
Chief Technology Officer	2001	212,180	51,018	6,000	(12)	30,000		3,000	(4)
	2000	196,500	74,277	3,000	(12)	23,000		3,000	(4)

(1)	Mr. Ackerman’s employment with us commenced in June 2000. Since April 2001, Mr. Ackerman has served as our Chief Executive Officer.

(2)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 17,830 OpenTV Class A ordinary shares granted to Mr. Ackerman on January 2, 2002 ($147,989), and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($17,765).

(3)	Represents payments made pursuant to management retention agreements with the named executive officers indicated. For a more detailed description of these management retention agreements, see “Item 13. Certain Relationships and Related Transactions – Management Retention Agreements.” Payments for 2002 were as follows: Mr. Ackerman—$594,000; Mr. Leamy—$230,400; Mr. Ray—$432,000; and Mr. Brown—$202,500.

(4)	Represents matching contributions made to the individual’s 401(k) plan account in the fiscal year. The matching contributions for each of Mr. Ackerman, Mr. Leamy, Mr. Ray and Mr. Dureau were $3,000 during each year presented, except for Mr. Leamy in 2000, during which his matching contribution was $2,100.

III-4

(5)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 14,525 OpenTV Class A ordinary shares granted to Mr. Ackerman on January 2, 2002 ($147,989), and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($15,064).

(6)	Represents amounts paid to offset taxes paid by Mr. Ackerman and to reimburse Mr. Ackerman for part of his automobile and other expenses.

(7)	Represents amounts paid to Mr. Ackerman to reimburse him for certain relocation expenses.

(8)	Mr. Leamy joined us in June 2000, following our acquisition of Spyglass, Inc., and left in October 2002.

(9)	Represents stock option grants by Spyglass, Inc. that were assumed by us in connection with our acquisition of Spyglass, Inc.

(10)	Mr. Ray joined us in March 2001, and left in November 2002.

(11)	Mr. Brown’s employment was terminated by us in January 2003.

(12)	Represents a patent-related bonus payment paid during the relevant fiscal year.

Stock Options/SAR Grants in Last Fiscal Year

No individual grants of options to purchase our Class A ordinary shares were granted to the named executive officers during the year ended December 31, 2002. No stock appreciation rights were granted during this period.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information concerning exercises of stock options with respect to our Class A ordinary shares by the named executive officers during the year ended December 31, 2002. No stock appreciation rights were exercised during such fiscal year by the named executive officers, and no stock appreciation rights were outstanding at the end of the fiscal year.

	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options at FY-End		Value of In-the-Money Options at FY-End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James Ackerman	—	—	212,499	187,501	—	—
Martin Leamy	—	—	209,081	—	—	—
Scott Ray	—	—	83,333	—	—	—
James Brown	—	—	140,520	82,814	—	—
Vincent Dureau	20,000	$115,156	85,448	24,730	$8,004	—

Directors’ Compensation

During 2002, our directors did not receive cash compensation from us for serving as directors other than the reimbursement of out-of-pocket expenses incurred in attending meetings. We are presently evaluating compensation arrangements for our independent directors.

Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements

James Ackerman employment agreement

On June 16, 2000, Mr. Ackerman entered into an employment agreement with OpenTV, Inc. to serve as OpenTV, Inc.’s President and Chief Operating Officer. In April 2001, our board of directors promoted Mr. Ackerman to be our Chief Executive Officer. The employment agreement is for a four-year term, automatically renews for successive periods of one year, and may be terminated by us or by Mr. Ackerman at any

III-5

time and for any reason. Under the agreement, Mr. Ackerman is provided with a minimum annual base salary of $400,000 and is eligible for an annual bonus. Under the agreement, Mr. Ackerman also received a stock option to purchase 200,000 of our Class A ordinary shares, 25% of which vested after one year, with the balance vesting over the next thirty-six months in equal installments, subject to his continued employment with us. We also agreed to reimburse Mr. Ackerman for certain expenses under the agreement.

Under the agreement, we agreed to extend to Mr. Ackerman an interest-free loan of up to $3,000,000 for the purchase of his principal residence. The loan would be full recourse against the residence and against Mr. Ackerman for up to 50% of the difference between the loan amount and the value actually realized by us through any foreclosure. The loan would be forgiven in four equal installments on January 1 of each of the years 2001, 2002, 2003 and 2004. In addition, we agreed to issue Class A ordinary shares to Mr. Ackerman having an aggregate fair market value equal to the difference between $3,000,000 and the loan amount in four installments on January 1 of each of the years 2001, 2002, 2003 and 2004. Pursuant to these provisions, we extended to Mr. Ackerman in August 2000 a loan in the approximate amount of $2,408,000. Twenty-five percent of this loan amount, or approximately $602,000, was forgiven by us on January 1 of each of the years 2001, 2002 and 2003, and as of February 28, 2003 the total principal outstanding on the loan was approximately $602,000. In addition, we issued to Mr. Ackerman Class A ordinary shares having a fair market value of approximately $148,000 on each of January 2, 2001 (14,525 Class A ordinary shares) and January 2, 2002 (17,830 Class A ordinary shares), and our board of directors in February 2003 authorized the issuance of Class A ordinary shares to Mr. Ackerman having a fair market value as of January 2, 2003 of approximately $148,000 (121,402 Class A ordinary shares).

If Mr. Ackerman’s employment is terminated for any reason other than by voluntary resignation, death, disability or by us for cause during the original four-year term of the agreement, then Mr. Ackerman would receive: two years of his then current base salary, the continued vesting of the aforementioned stock option grant for an additional two years, transfer of a company leased car, reimbursement of business expenses incurred up to the date of termination, payment for accrued vacation time up to the date of termination, payment of Mr. Ackerman’s monthly health insurance premiums for a period of up to six months after the date of termination, relocation expenses up to a maximum amount of $50,000, and outplacement services up to a maximum of $25,000. In addition, in the event Mr. Ackerman is terminated by us without cause, or as a result of death or disability on or before January 1, 2004, then (i) the remaining principal balance of the personal residence loan will be forgiven in full and (ii) we will issue to Mr. Ackerman Class A ordinary shares having a fair market value of approximately $148,000. If Mr. Ackerman’s employment is terminated for any reason other than by voluntary resignation, death, disability, or by us for cause after the original four-year term of the agreement, then, in addition to reimbursement of business expenses incurred up to the date of termination, we would be required to provide him with a payment of an additional six months of his then-current base salary and his existing stock options to purchase 200,000 of our Class A ordinary shares would continue to vest for an additional six months. Additionally, if Mr. Ackerman is terminated for cause or voluntarily resigns from his employment with us, he is entitled to receive that portion of the loan forgiveness on the home purchase loan that he has earned through the date of such termination.

Martin Leamy affidavit, release and waiver

On November 18, 2002, Mr. Leamy entered into an affidavit, release and waiver of claims agreement with OpenTV, Inc. pursuant to which, among other things, Mr. Leamy (i) consented to the termination of his employment effective October 4, 2002, (ii) agreed to release and discharge any claims against OpenTV, Inc., its affiliates, agents, officers, directors, shareholders and employees, and (iii) agreed, for a period of two years after the termination of his employment, not to induce, or attempt to induce, any employee, agent or consultant of OpenTV, Inc. or any of its affiliates to terminate his or her association with OpenTV, Inc. or any of its affiliates. In exchange for the foregoing agreements, we agreed not to repurchase certain Class A ordinary shares held by Mr. Leamy that otherwise would have been repurchasable by us upon termination of his employment.

The affidavit, release and waiver of claims acknowledged that Mr. Leamy’s termination of employment was without cause. As a result of being terminated without cause, among other things, Mr. Leamy became entitled to

III-6

receive (x) continued payment of Mr. Leamy’s base salary of $280,000 per annum through April 2004 pursuant to the employment agreement, dated April 17, 2001, between OpenTV, Inc. and Mr. Leamy, and (y) the remaining portion of the retention payments due Mr. Leamy pursuant to the management retention agreement, dated as of April 19, 2002, by and among us, OpenTV, Inc. and Mr. Leamy. For more information about this management retention agreement, see “Item 13. Certain Relationships and Related Transactions—Transactions With Management and Others—Management Retention Agreements.”

Scott Ray employment agreement

On March 14, 2001, Mr. Ray entered into an employment agreement with OpenTV, Inc. to serve as our Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Ray was provided with a minimum annual base salary of $250,000 and participation rights in an incentive bonus plan targeted at 45% of his annual base salary. Under the agreement, Mr. Ray also received a stock option to purchase 200,000 of our Class A ordinary shares, 25% of which vested after one year, with the balance vesting over the next thirty-six months in equal installments, subject to his continued employment with us. On November 15, 2002, Mr. Ray voluntarily resigned from his employment with us. Upon his resignation, Mr. Ray received (i) his base compensation up to the date of his resignation, (ii) reimbursements for his expenses and (iii) any accrued and unused vacation.

As the result of his voluntary resignation, Mr. Ray forfeited any right to continued payments under the management retention agreement dated as of April 19, 2002, by and among us, OpenTV, Inc. and Mr. Ray. For more information about this management retention agreement, see “Item 13. Certain Relationships and Related Transactions—Management Retention Agreements.”

James Brown offer letter

Mr. Brown received from us a written offer of employment dated June 16, 1999. That offer letter provided, among other things, that Mr. Brown would be entitled to the payment of an additional six months of his then current base salary and immediate vesting of any unvested options if within twelve months of certain corporate transactions involving us, (i) Mr. Brown is involuntarily dismissed by us for a reason other than cause, or (ii) he voluntarily resigns due to certain changes in his responsibilities, title or compensation. Mr. Brown’s employment with us was terminated effective January 23, 2003. Mr. Brown has filed a lawsuit against our subsidiary OpenTV, Inc. in connection with the termination of his employment. For more information regarding this lawsuit, see “Item 3. Legal Proceedings”.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

For the period from January 1, 2002 until August 27, 2002, the date on which Liberty Media acquired MIH Limited’s controlling share ownership interest in us, the members of the compensation committee of our board of directors were Jan Steenkamp, Jacobus Stofberg and Stephen Ward. Mr. Steenkamp served as Chairman of our board of directors from April 2001 until August 2002 and as our Chief Executive Officer from August 1997 until April 2001. In addition, between the years 1997 and 2001, Mr. Steenkamp was a director and/or an officer of several of our subsidiaries. Mr. Stofberg served as Chairman of our board of directors from October 1999 until April 2001. Mr. Ward was not at any time during the year 2002, or at any other time, an officer or employee of us or any of our subsidiaries. Each of Messrs. Steenkamp, Stofberg and Ward were directors and/or officers of MIH Limited. For more information about our transactions with Mr. Steenkamp and MIH Limited, see “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others.”

Messrs. Steenkamp, Stofberg and Ward resigned from our board of directors in connection with the Liberty Media stock purchase transaction. Following completion of the Liberty Media stock purchase transaction on August 27, 2002 and through December 31, 2002, our board of directors, which consisted of James J. Ackerman, Peter C. Boylan III, Robert R. Bennett, J. David Wargo and Anthony G. Werner, did not have a compensation committee. The compensation committee of our board of directors was reconstituted on February 3, 2003, at which time Messrs. Robert R. Bennett, Peter C. Boylan III and J. David Wargo were appointed to the compensation committee of our board of directors. Mr. Boylan is a director and officer of Liberty Broadband

III-7

Interactive Television, Inc., which is a subsidiary of Liberty Media. For more information about our transactions with Liberty Broadband, see “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others.”

For the period from January 1, 2002 to December 31, 2002, except for Jan Steenkamp, who served as Chairman of our board of directors from April 2001 to August 2002, no member of the compensation committee of our board of directors was an executive officer of us or any of our subsidiaries. From August 27, 2002 until December 31, 2002, there were no deliberations of our board of directors concerning executive officer compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners

The table below sets forth, to the extent known by us or ascertainable from public filings, certain information as of December 31, 2002 with respect to the beneficial ownership of each class of our ordinary shares by each person who is known by us to be the beneficial owner of more than five percent of any class of our ordinary shares.

The percentage ownership information is based upon 41,587,033 of our Class A ordinary shares and 30,631,746 of our Class B ordinary shares outstanding as of December 31, 2002. Unless otherwise indicated in the footnotes below, each entity has sole voting power and investment power with respect to the ordinary shares set forth opposite such entity’s name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by that entity holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that entity, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other entity. For purposes of the following presentation, beneficial ownership of our Class B ordinary shares, though convertible on a one-for-one basis into our Class A ordinary shares, is reported as beneficial ownership of our Class B ordinary shares only, and not as beneficial ownership of our Class A ordinary shares.

Name and Address of Beneficial Owner	Series of Stock	Number of Shares		Percent of Class		Voting Power
Liberty Media Corporation(1) 12300 Liberty Boulevard Englewood, CO 80112	Class A Class B	2,313,716 30,510,150		5.7 99.6	% %	88.4%

Sun Microsystems, Inc.(2) 901 San Antonio Road Mail Stop PAL 1-S21 Palo Alto, CA 94304	Class A Class B	— 7,594,796	(3)	— 19.9%		17.9%

Motorola, Inc.(4) c/o General Instrument Corporation 101 Tournament Drive Horsham, PA 19044	Class A Class B	4,614,903 121,596	(5)	11.2 *	%	1.7%

AOL Time Warner, Inc.(6) 75 Rockefeller Plaza New York, NY 10019	Class A Class B	2,575,193 —		6.2 —%		*

EchoStar Communications Corporation 5701 South Santa Fe Drive Littleton, CO 80120	Class A Class B	2,252,252 —		5.4 —%		*

III-8

*	Indicates less than 1 percent of class or voting power

(1)	Liberty Media holds 2,313,716 Class A ordinary shares and 303,996 Class B ordinary shares through its subsidiary LDIG OTV, Inc.

(2)	Sun Microsystems, Inc. holds its shares of Class B common stock of OpenTV, Inc. through its subsidiary Sun TSI Subsidiary, Inc.

(3)	Represents 7,594,796 shares of Class B common stock of OpenTV, Inc., which may be exchanged for an equal number of OpenTV Class B ordinary shares.

(4)	Motorola, Inc. holds its shares through its subsidiary General Instrument Corporation.

(5)	Includes beneficial ownership of 506,520 OpenTV Class A ordinary shares which may be acquired pursuant to warrants.

(6)	AOL Time Warner, Inc. holds its ordinary shares through its subsidiaries America Online, Inc. and TWI-OTV Holdings, Inc.

Security Ownership of Management

The following table sets forth, to the extent known by us or ascertainable from public filings, certain information as of December 31, 2002 with respect to the beneficial ownership of our Class A ordinary shares and our Class B ordinary shares by (i) each of our current directors; (ii) each of the named executive officers identified in Item 11 of this Annual Report on Form 10-K, and (iii) all of our current directors and current executive officers as a group. In addition, the table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership by such individuals of shares of Liberty Media Series A common stock and Series B common stock, which are equity securities of Liberty Media, which in turn owns a controlling interest in us.

The following information regarding our ordinary shares is given as of December 31, 2002 and, in the case of percentage ownership information, is based on 41,587,033 of our Class A ordinary shares and 30,631,746 of our Class B ordinary shares outstanding on December 31, 2002. The following information regarding shares of Liberty Media common stock is given as of December 31, 2002 unless otherwise indicated, and, in the case of percentage ownership information, is based on 2,476,953,566 shares of Liberty Media Series A common stock and 212,044,128 shares of Liberty Media Series B common stock outstanding on December 31, 2002.

Shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that person, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other person. For purposes of the following presentation, beneficial ownership of our Class B ordinary shares, though convertible on a one-for-one basis into our Class A ordinary shares, is reported as beneficial ownership of our Class B ordinary shares only, and not as beneficial ownership of shares of our Class A ordinary shares. Similarly, for purposes of the following presentation, beneficial ownership of shares of Liberty Media Series B common stock, though convertible on a one-for-one basis into shares of Liberty Media Series A common stock, is reported as beneficial ownership of shares of Liberty Media Series B common stock only, and not as beneficial ownership of shares of Liberty Media Series A common stock. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

III-9

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class		Voting Power
James J. Ackerman	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	266,520 — — —	(1)	* — — —		* —

Martin Leamy	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	236,216 — — —	(2) (2) (2)	* — — —		* *

Robert R. Bennett	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	— — 3,799,842 7,923,330	(3),(4),(5),(6) (5)	— — * 3.6%		— 1.8%

Peter C. Boylan III	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	— — 17,639 8,000		— — * *		— *

James Brown	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	176,392 — — —	(7) (7) (7)	* — — —		* —

Vincent Dureau	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	214,628 — — —	(8)	* — — —		* —

Scott Ray	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	83,333 — — —	(9) (9) (9)	* — — —		* —

J. David Wargo	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	— — 119,502 4,304		— — * *		— *
Anthony G. Werner	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	— — — —		— — — —		— —

All current directors and executive officers as a group (9 persons)	OpenTV Class A OpenTV Class B Liberty Media Series A Liberty Media Series B	481,148 — 3,943,529 7,935,634	(1),(8) (3),(4),(5),(6) (5)	1.1 — * 3.6	% %	* 1.8%

*	Indicates less than 1 percent of class or voting power

(1)	Includes beneficial ownership of 229,165 of our Class A ordinary shares which may be acquired within 60 days after December 31, 2002, pursuant to stock options.

III-10

(2)	Includes beneficial ownership of 209,081 of our Class A ordinary shares which may be acquired within 60 days after December 31, 2002, pursuant to stock options. Mr. Leamy left us in October 2002. As of September 30, 2002, Mr. Leamy beneficially owned no shares of Liberty Media common stock.

(3)	Includes 349,307 restricted shares of Liberty Media Series A common stock, none of which was vested at December 31, 2002.

(4)	Includes 22,287 shares of Liberty Media Series A common stock held by the Liberty Media 401(k) Savings Plan.

(5)	Includes beneficial ownership of 25,640 shares of Liberty Media Series A common stock and 7,922,930 shares of Liberty Media Series B common stock which may be acquired within 60 days after December 31, 2002 pursuant to stock options. Mr. Bennett has the right to convert the options to purchase shares of Liberty Media Series B common stock into options to purchase shares of Liberty Media Series A common stock.

(6)	Includes 1,246,580 shares of Liberty Media Series A common stock owned by Hilltop Investments, Inc. which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(7)	Includes beneficial ownership of 144,373 of our Class A ordinary shares which may be acquired within 60 days after December 31, 2002, pursuant to stock options. Mr. Brown’s employment was terminated by us in January 2003. As of September 30, 2002, Mr. Brown beneficially owned no shares of Liberty Media common stock.

(8)	Includes beneficial ownership of (i) 88,134 of our Class A ordinary shares which may be acquired within 60 days after December 31, 2002, pursuant to stock options and (ii) 28,571 shares of Class A common stock of OpenTV, Inc., which may be exchanged into an equal number of our Class A ordinary shares within 60 days after December 31, 2002.

(9)	Represents beneficial ownership of 83,333 of our Class A ordinary shares which may be acquired within 60 days after December 31, 2002, pursuant to stock options. Mr. Ray left us in November 2002. As of September 30, 2002, Mr. Ray beneficially owned no shares of Liberty Media common stock.

Item 13.     Certain Relationships and Related Transactions

The following describes certain transactions involving us and related parties since January 2002. We believe that the terms of each of these agreements are no less favorable to us than terms we would have obtained in arm’s length negotiations with unaffiliated third parties.

Transactions With Management And Others

Ordinary Course Transactions with MIH Limited and its Affiliates

From time to time we engage in various ordinary course business transactions with MIH Limited and its affiliates. MIH Limited, our former controlling shareholder, was acquired by Naspers Limited on December 20, 2002. For the period from January 1, 2002 to December 31, 2002, we recognized approximately $1,429,000 in license fees and services and support revenue from MIH Limited and its affiliates.

Ordinary Course Transactions with Sun Microsystems

From time to time we engage in various ordinary course business transactions with Sun Microsystems. For the period from January 1, 2002 to December 31, 2002, we spent approximately $141,000 related to technology licensed and equipment purchased from Sun Microsystems.

III-11

Ordinary Course Transactions with Motorola

From time to time we engage in various ordinary course business transactions with Motorola and its subsidiary General Instrument Corporation. For the period from January 1, 2002 to December 31, 2002, we recognized approximately $6,772,000 in license fees and services revenue from Motorola and General Instrument and we purchased approximately $1,892,000 of equipment from Motorola and General Instrument.

Ordinary Course Transactions with EchoStar

From time to time we engage in various ordinary course business transactions with EchoStar Communications Corporation and its affiliates. For the period from January 1, 2002 to December 31, 2002, we recognized approximately $3,668,000 in royalties, license fees and services and support revenue from EchoStar Communications Corporation and its affiliates.

Transactions with WOW TV, Inc.

From time to time we have engaged in various ordinary course business transactions with WOW TV, an equity investee. For the period from January 1, 2002 to December 31, 2002, we recognized approximately $399,000 in services revenue from WOW TV.

In February 2002 we purchased 3,797,468 shares of Series B Preferred Stock from WOW TV for an aggregate purchase price of $3,000,000 in a private placement transaction.

Agreements with MIH Limited in Connection with the Liberty Media Stock Purchase Transaction

In August 2002, in connection with the Liberty Media stock purchase transaction, we entered into certain agreements with MIH Limited and its affiliates. These agreements are described below.

Pursuant to a License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, we licensed certain products, which consist primarily of software and applications, to MIH Limited affiliates in exchange for an up-front fee of $4,426,000, which has been accounted for as a capital contribution. Our products licensed to the MIH Limited affiliates are: Publisher, Advertise, Account, Chat, News, Sports, Weather, Horoscope and PlayJam. In addition to the up-front license fee, we agreed to provide certain porting and customization services for a fixed fee of $300,000 and the MIH Limited affiliates will pay annual maintenance and support fees of up to $585,200 per annum.

We further entered into a Master Carriage Agreement and an Omnibus Agreement. These two agreements had the effect, among other things, of (a) requiring that MIH Limited and its affiliates continue to use our technology throughout the remaining term of certain existing contracts between us and MIH Limited and its affiliates, (b) providing more consistent standard terms and conditions relating to, among other things, sublicense rights and access to technology and source code, in certain existing agreements between us and MIH Limited and its affiliates, and (c) in some instances, extending the earliest date on which such agreements may be terminated.

Jan Steenkamp termination agreement

Effective August 27, 2002, Jan Steenkamp, the former Chairman of our board of directors, entered into a termination agreement with us pursuant to which Mr. Steenkamp’s employment agreement, dated April 10, 2001, with us was terminated effective August 27, 2002. In connection with the termination agreement, we paid Mr. Steenkamp $100,000 (plus accrued but unpaid salary, bonus, deferred compensation, expense reimbursements and vacation pay), transferred to Mr. Steenkamp the automobile referenced in the employment agreement and transferred title to the Dell Latitude computer and cellular telephone then used by Mr. Steenkamp in the course of his employment with us. Under the termination agreement, we have engaged Mr. Steenkamp as a

III-12

consultant for one year commencing on August 27, 2002. We will pay Mr. Steenkamp an appropriate fee for such consulting services and will reimburse Mr. Steenkamp for reasonable and customary expenses actually incurred by Mr. Steenkamp in connection with his consulting services. During the term of the consulting arrangement, we have the right to terminate the consulting period on ten days notice to Mr. Steenkamp. Mr. Steenkamp can also terminate the consulting period on ten days notice to us. No payments have been made by us to date under this consulting arrangement. We and Mr. Steenkamp acknowledged that the options to purchase our Class A ordinary shares previously granted to Mr. Steenkamp during the course of his employment will continue to vest during the consulting period and will remain exercisable for the 90-day period following the consulting period.

In connection with the closing of the Liberty Media stock purchase transaction, MIH Limited agreed to reimburse us for any and all payments made by us to Jan Steenkamp arising on or after August 27, 2002 in connection with Mr. Steenkamp’s employment with us or the termination of such employment, including any and all payments made by us pursuant to the termination agreement.

Reimbursement Arrangement with MIH Limited in Relation to the Employment of Jan Steenkamp and Others by MIH Limited

During the period from January 1, 2002 to August 27, 2002, and pursuant to an informal arrangement between us and MIH Limited, we paid on MIH Limited’s behalf salary and bonuses due to Jan Steenkamp, who was Chairman of our board of directors prior to his resignation on August 27, 2002, and to two other employees of MIH Limited who formerly provided services to us. In addition, we advanced on MIH Limited’s behalf certain expenses incurred by these individuals in connection with their employment by MIH Limited. The total salary and bonuses paid to and expenses advanced for Mr. Steenkamp pursuant to this informal arrangement was $304,452, and the total salary and bonuses paid to and expenses advanced for the two other employees of MIH Limited was $418,054. In accordance with our informal arrangement, MIH Limited agreed to and did reimburse us in full for these payments and advances we made on its behalf. As indicated above, in connection with the closing of the Liberty Media stock purchase transaction, MIH Limited agreed to reimburse us for any and all payments made by us to Jan Steenkamp arising on or after August 27, 2002 in connection with Mr. Steenkamp’s employment with us or the termination of such employment, including any and all payments made by us pursuant to the termination agreement, dated August 27, 2002, between us and Jan Steenkamp. In addition, MIH Limited agreed to reimburse us for certain severance payments made by us to another employee of MIH Limited who formerly provided services to us. MIH Limited reimbursed us in full for the payments we made to Mr. Steenkamp and this other MIH Limited employee as aforesaid, which amounted to $101,450 and $29,590, respectively.

Indemnification Agreements with Directors and Executive Officers

Since January 1, 2001, we have entered into indemnification agreements with each of James Ackerman, our Chief Executive Officer, Jacobus Bekker, one of our former directors, Vincent Dureau, our Chief Technology Officer, Martin Leamy, one of our former executive officers, Stephan Pacak, one of our former directors, Scott Ray, one of our former executive officers, Allan Rosenzweig, one of our former directors, David Steel, one of our former directors, Jacobus Stofberg, one of our former directors, and Stephen Ward, one of our former directors. Pursuant to each such indemnification agreement, we agreed, subject to certain limitations for, among other things, a breach of the indemnitee’s duty of loyalty to us, to hold harmless and indemnify the indemnitee, to the fullest extent authorized or permitted by the provisions of our memorandum of association and articles of association and the laws of the British Virgin Islands, in connection with actions taken in the indemnitee’s official capacity as our director, officer, employee or other agent, or in connection with actions taken in the indemnitee’s official capacity while serving at our request as a director, officer, employee or other agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. We will, prior to the full disposition of any proceeding, advance all expenses incurred by the indemnitee in connection with such proceeding, upon a request by such indemnitee and the receipt by us of an undertaking by or on behalf of such indemnitee to repay such amounts if it is ultimately determined that the indemnitee is not entitled to be indemnified.

III-13

Management Retention Agreements

In April 2002, our board of directors authorized retention agreements for certain of our executive officers and senior management personnel, which contemplated us making a cash retention payment to each recipient, to be paid in installments and subject to adjustment under certain circumstances, in the event of certain change of control transactions involving us.

Pursuant to this grant of authority, we entered into management retention agreements with James Ackerman, Martin Leamy, Scott Ray, James Brown and certain other senior management personnel. The closing of the Liberty Media stock purchase transaction constituted a change of control transaction under these management retention agreements. The maximum retention payouts to each of James Ackerman, Martin Leamy, Scott Ray and James Brown under these management retention agreements following the closing of the Liberty Media stock purchase transaction were $950,400, $345,600, $691,200 and $324,000.

Pursuant to the terms of these retention agreements, we paid to each of the executive officers indicated above fifty percent of the maximum payout set for each of them on August 27, 2002. The remaining fifty percent would be paid in twelve equal monthly installments; provided, that, each such executive officer remained with us, was dismissed without cause or left with good reason. Scott Ray forfeited the remaining portion of his monthly installment payments when he voluntarily resigned from our employment on November 15, 2002. We ceased making monthly installment payments to James Brown in connection with the termination of his employment with us in January 2003. Mr. Brown has filed a lawsuit against our subsidiary OpenTV, Inc in connection with the termination of his employment. For more information regarding this lawsuit, see “Item 3. Legal Proceedings.”

Through December 31, 2002, we paid out $1,980,000 under all of these retention agreements and Messrs. Ackerman, Leamy, Ray and Brown were each paid $594,000, $230,400, $432,000 and $202,500, respectively, under their individual management retention agreements. Pursuant to a May 2002 agreement between us and MIH Limited, MIH Limited agreed to reimburse us for payments made under these reimbursement agreements and we have received reimbursement in full for both the $1,980,000 we paid out under these management retention agreements during 2002 and the related payroll taxes incurred by us.

Acquisition of Wink Communications, Inc.

On October 4, 2002, our wholly-owned subsidiary, OpenTV US Holdings, Inc., acquired Wink Interactive, Inc., which owns all of the capital stock of Wink Communications, from Liberty Broadband for $101 million, in cash. The purchase price reflected the total cash consideration plus expenses paid by Liberty Broadband in connection with its acquisition of Wink Communications on August 22, 2002.

Management Fee and Expense Reimbursement Arrangements with Liberty Broadband

The Chairman of our board of directors along with our Chief Financial Officer, General Counsel and Chief Intellectual Property Officer, are each officers of Liberty Broadband. Liberty Broadband charges us a monthly management fee that is equal to the product of the estimated percentage of time these individuals spend on our business multiplied by the actual compensation and general and administrative costs attributable to these individuals for the respective month. In addition, we reimburse Liberty Broadband for certain out-of-pocket expenses incurred by Liberty Broadband that are directly related to our business. During the year ended December 31, 2002, we estimated that these individuals devoted 50% of their time to our business, and we accrued approximately $527,000 in the aggregate of management fees and related expense reimbursement due to Liberty Broadband. These fees are expected to increase in future periods due to the additional responsibilities relating to our business assumed by certain of these executives.

Separately, we reimburse Liberty Broadband for certain out-of-pocket expenses incurred by Liberty Broadband in connection with the proposed acquisition by us of ACTV, Inc. During the calendar year ended December 31, 2002, we reimbursed Liberty Broadband for approximately $430,000, and accrued approximately $629,000 of expense reimbursement due to Liberty Broadband, in respect of such expenses.

III-14

Investors’ Rights Agreement

On October 23, 1999 we entered into an Investors’ Rights Agreement with America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd. The Investors’ Rights Agreement was entered into in connection with our October 1999 private placement.

In the following description, Sun TSI Subsidiary (a subsidiary of Sun Microsystems, Inc.) is referred to as the “existing investor”, and America Online, LDIG OTV (a subsidiary of Liberty Media), General Instrument and TWI-OTV Holdings (a subsidiary of Time Warner, Inc.) are referred to as the “new investors.” Although News America Incorporated and OTV Holdings Limited are parties to the Investors’ Rights Agreement, they are neither “existing investors” nor “new investors” for purposes of the following description because each of them has sold its entire interest in us.

In connection with the Liberty Media stock purchase transaction, MIH Limited and OTV Holdings Limited agreed not to exercise any of their rights under, among other agreements, the Investors’ Rights Agreement from and after the closing of the Liberty Media stock purchase transaction.

Liberty Media is not a party to the Investors’ Rights Agreement and is not subject to its terms. LDIG OTV continues to be a party to, and to be subject to the terms of, the Investors’ Rights Agreement to the same extent as it was prior to the consummation of the Liberty Media stock purchase transaction.

Board of Directors.    The existing investor and the new investors have agreed to vote their shares so that our board of directors has the following composition:

•	so long as the investors in our October 1999 private placement own a number of our ordinary shares equal to at least 60% of the number of shares issued to such investors in that private placement (which amount is referred to as the “issued amount”), two directors designated by the new investors;

•	so long as the investors in our October 1999 private placement own a number of our ordinary shares equal to at least 30% of the issued amount, one director designated by the new investors; and

•	so long as the existing investor owns shares equal to at least 30% of the aggregate amount of our Class B ordinary shares issuable in respect of its shares of Class B common stock of OpenTV, Inc., one director designated by the existing investor.

Neither the existing investor nor the new investors currently have any designees serving on our board of directors. Liberty Media directly holds ordinary shares representing a majority of our outstanding voting power, which ordinary shares held directly by Liberty Media are not subject to the terms of the Investors’ Rights Agreement, including the obligation to vote shares in favor of the election of the designees of the existing investor and the new investors to our board of directors.

Approval Rights.    So long as the new investors may designate two of our directors and at least one of the directors designated by them is on our board of directors, we may not adopt new stock option plans or other equity compensation plans, or make material modifications to any such existing plans, without the approval of our board of directors, including the approval of at least one director designated by the new investors.

Transfers and Exchanges.    Subject to specified exceptions, prior to transferring any of our Class B ordinary shares to a non-affiliate or converting any of our Class B ordinary shares into our Class A ordinary shares, the existing investor and any new investors owning our Class B ordinary shares must first offer to exchange such shares for our Class A ordinary shares held by the new investors. Subject to certain exceptions, the existing investor or new investors must cause any of our Class B ordinary shares not exchanged pursuant to such offer to exchange to be converted to our Class A ordinary shares prior to transferring such shares to a non-affiliate.

III-15

Prior to transferring any shares to a non-affiliate, other than in a registered public offering or certain market transactions, the new investors must first offer such shares to the other new investors.

Registration Rights.    The existing investor and each of the new investors have certain rights to require us to register their shares for resale.

Nonsolicitation.    Each of the parties to the Investors’ Rights Agreement other than us and the existing investor will not, so long as it holds any of our equity securities and for a period of one year thereafter, knowingly contact or solicit for employment any management or other professional person known to be employed by us or any of our subsidiaries without our written consent, with exceptions for general advertising or similar solicitation.

Amended and Restated Stockholders’ Agreement

On October 23, 1999, we entered into the Amended and Restated Stockholders’ Agreement with OpenTV, Inc., OTV Holdings Limited, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc. This agreement contains the following provisions:

Fundamental Business Decisions.    If our board of directors approves any of the following actions, it must submit the matter to Sun TSI Subsidiary and OTV Holdings for their approval:

•	any business combination involving a change of control of us;

•	any change to our memorandum of association or articles of association that (a) materially adversely affects Sun TSI Subsidiary’s rights under the Exchange Agreement described below, (b) affects Sun TSI Subsidiary more adversely than OTV Holdings or (c) would impact the intellectual property rights licensed by Sun Microsystems to OpenTV, Inc.; or

•	any assignment or sublicensing of licensed Sun Microsystems intellectual property made outside of the ordinary course of business or in connection with our liquidation.

If the board of directors of OpenTV, Inc. approves any of the following actions, it must submit the matter to Sun TSI Subsidiary and to us for approval:

•	any business combination involving a change of control of OpenTV, Inc.;

•	any change to the charter of OpenTV, Inc. that (a) materially adversely affects Sun TSI Subsidiary’s rights under the Exchange Agreement described below, (b) affects Sun TSI Subsidiary more adversely than OpenTV, Inc. or (c) would impact the intellectual property rights licensed by Sun Microsystems to OpenTV, Inc.; or

•	any assignment or sublicensing of licensed Sun Microsystems intellectual property made outside of the ordinary course of business or in connection with the liquidation of OpenTV, Inc.

The foregoing actions are referred to as “fundamental business decisions.” As a result of its current ownership of shares of OpenTV, Inc. stock, Sun TSI Subsidiary would effectively be able to block the approval of any such fundamental business decision. If Sun TSI Subsidiary elects to block any such fundamental business decision, a representative of us and of Sun TSI Subsidiary must attempt to resolve the deadlock. If the deadlock is not resolved within 31 days, then we may purchase all of the shares of OpenTV, Inc. and of us held by Sun Microsystems and Sun TSI Subsidiary at their fair market value.

Restrictions on Transfer of Shares by Sun TSI Subsidiary.    Sun TSI Subsidiary may not transfer any shares of OpenTV, Inc. other than:

•	in exchange for our ordinary shares pursuant to the terms of the Exchange Agreement described below; or

III-16

•	to an affiliate of Sun TSI Subsidiary so long as Sun TSI Subsidiary remains bound, and the transferee agrees to be bound, by the terms of the Amended and Restated Stockholders’ Agreement.

Term.    The Amended and Restated Stockholders’ Agreement will terminate when Sun TSI Subsidiary exchanges all its shares of common stock of OpenTV, Inc. for our ordinary shares pursuant to the Exchange Agreement described below.

Exchange Agreement

On October 23, 1999, we entered into an Exchange Agreement with Sun TSI Subsidiary and OpenTV, Inc. that permits Sun TSI Subsidiary to exchange all or a portion of its shares of Class B Common Stock of OpenTV, Inc. for our Class B ordinary shares. The rate of exchange, which is subject to customary adjustments, is equal to one of our Class B ordinary shares for one share of Class B Common Stock of OpenTV, Inc.

We, OpenTV, Inc., and Sun TSI Subsidiary have agreed that each time we issue additional Class A ordinary shares or Class B ordinary shares (other than on conversion of Class B ordinary shares), OpenTV, Inc. will sell and we will purchase, at a purchase price of $0.001 per share, an equal number of shares of Class A Common Stock or Class B Common Stock of OpenTV, Inc., respectively.

Indebtedness Of Management

Forgiveness of Executive Officer Loan

On June 9, 2000, OpenTV, Inc. entered into an employment agreement with James Ackerman, our Chief Executive Officer. As part of the agreement, we provided an interest-free loan of approximately $2,408,000 to Mr. Ackerman in connection with the purchase of a personal residence. On January 1 of each of the years 2001, 2002 and 2003, twenty-five percent of the original loan amount (or approximately $602,000) was forgiven by us in accordance with the terms of the agreement. For more information about Mr. Ackerman’s employment agreement, this loan and the related issuance of Class A ordinary shares, see “Item 11. Executive Compensation—Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements—James Ackerman employment agreement.”

Item 14.     Controls and Procedures

Under the supervision of our Disclosure Committee, which includes our Chief Executive Officer, our Chief Financial Officer and certain other key management personnel, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in factors that could significantly affect our internal controls, subsequent to the date our Chief Executive Officer and our Chief Financial Officer completed their evaluation.

III-17

PART IV.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2002, 2001 and 2000
	Balance at Beginning of year	Deductions, Additions and Returns and Provisions	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2002	$1,186	$1,758	$978	$1,966
2001	872	1,289	975	1,186
2000	419	738	285	872

(a)(3) Exhibits

Exhibits

2.1

Agreement and Plan of Merger, dated as of September 26, 2002, by and among OpenTV Corp., ACTV Merger Sub, Inc. and ACTV, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003 (the “S-4”)).

2.2	Amendment to Agreement and Plan of Merger, dated as of February 14, 2003, by and among OpenTV Corp., ACTV Merger Sub, Inc. and ACTV, Inc.

3.1

Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 (the “Second F-1 Amendment”) to the Registration Statement on Form F-1 (the “F-1 Registration Statement”) of OpenTV Corp. (File No. 333-89609), as filed with the Securities and Exchange Commission on November 18, 1999).

3.2	Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3(ii) to the Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2002).

4.1

Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).

10.1

Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”), as filed with the Securities and Exchange Commission on April 18, 2001).

10.2	OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the 2000 20-F).

10.3

OpenTV Corp.’s Amended and Restated 1999 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).

10.4	Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).

10.5	Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).

10.6	Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).

10.7

First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30,1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).

10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).

10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).

10.10	Convertible Preferred Stock Purchase Agreement between OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the Second F-1 Amendment).

Exhibits

10.11

Convertible Preferred Stock and Warrant Purchase Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated and TWI-OTV Holdings, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the First F-1 Amendment).

10.12	Exchange Agreement between OpenTV Corp., OpenTV, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.12 to the First F-1 Amendment).

10.13

Investors’ Rights Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd., dated October 23, 1999 (incorporated by reference to Exhibit 10.14 to the Second F-1 Amendment).

10.14

Amended and Restated Stockholders’ Agreement among OpenTV Corp., OpenTV, Inc., OTV Holdings Limited, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.15 to the Second F-1 Amendment).

10.15

Lease Agreement between Y.A. Tittle, R.G. Handley, et al, and OpenTV, Inc., dated January 15, 2000 (incorporated by reference to Exhibit 10.24 to the F-4 Registration Statement of OpenTV Corp. (File No. 333-37018), as filed with the Securities and Exchange Commission on May 15, 2000).

10.16	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).

10.17

Registration Rights Agreement by and among OpenTV Corp., General Instrument Corporation and Cable Soft Communications, Inc. dated November 13, 2000 (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 1, 2000).

10.18	Lease Agreement between Renault & Handley Employees Investment Co. and OpenTV, Inc., dated January 15, 2001 (incorporated by reference to Exhibit 4.20 to the 2000 20-F).

10.19	Lease Agreement between Middlefield Road Joint Venture and OpenTV, Inc., dated January 22, 2001 (incorporated by reference to Exhibit 4.21 to the 2000 20-F).

10.20	Marketing Agreement dated as of January 22, 2001 by and between British Sky Broadcasting Limited and OpenTV, Inc. (incorporated by reference to Exhibit 4.22 to the 2000 20-F).

10.21	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 4.23 to the 2000 20-F).

10.22

OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).

10.23

Principal Share Purchase Agreement dated as of June 13, 2001 by and among OpenTV Corp., the Vendors named therein and Paul Bustin (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on July 6, 2001).

10.24

Non-Principal Share Purchase Agreement dated as of June 13, 2001 by and among OpenTV Corp. and certain shareholders and optionholders of Static named therein (incorporated by reference to Exhibit 4.2 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on July 6, 2001).

10.25

Employment Agreement dated as of June 16, 2000 by and between James Ackerman and OpenTV, Inc. (incorporated by reference to Exhibit 4.27 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2001 (the “2001 20-F”) as filed with the Securities and Exchange Commission on June 25, 2002).

Exhibits

10.26	Offer Letter to James Brown dated June 16, 1999 (incorporated by reference to Exhibit 4.31 to the 2001 20-F).

10.27	Supplementary letter to James Brown, dated September 5, 2001 (incorporated by reference to Exhibit 4.31 to the 2001 20-F).

10.28	Form of Management Retention Agreement (incorporated by reference to Exhibit 4.33 to the 2001 20-F).

10.29	Letter Agreement between MIH Limited and OpenTV Corp. dated May 8, 2002 (incorporated by reference to Exhibit 4.34 to the 2001 20-F).

10.30

Stock Purchase Agreement, dated as of September 26, 2002, by and among OpenTV Corp., OpenTV US Holdings Inc. and Liberty Broadband Interactive Television, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q of OpenTV Corp., for the quarterly period ended September 30, 2002).

10.31

License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002, by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the S-4).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-4).

23.1	Consent of KPMG LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002

Date of Report	Item Reported	Financial Statements Filed
October 9, 2002	Items 5 and 7	None
October 17, 2002	Items 4 and 7	None
October 21, 2002	Items 2, 5 and 7	None
November 14, 2002	Items 7 and 9	None
December 10, 2002	Item 7	• Wink Communications, Inc. Audited Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 (Predecessor Company).

•    Wink Communications, Inc. Unaudited Condensed Consolidated Financial Statements, for the Successor Company, as of September 30, 2002 and for the one month ended September 30, 2002 and, for the Predecessor Company, as of December 31, 2001 and for the eight months ended August 31, 2002 and the nine months ended September 30, 2001.

• OpenTV Corp. Unaudited Pro Forma Condensed Combined Financial Statements as of September 30, 2002 and for the nine months ended September 30, 2002 and the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2003	OPENTV CORP.

	By:	/s/ JAMES J. ACKERMAN
Name: James J. Ackerman Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES J. ACKERMAN James J. Ackerman	Chief Executive Officer (Principal Executive Officer) and Director	April 11, 2003

/s/ CRAIG M. WAGGY Craig M. Waggy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2003

/s/ ROBERT R. BENNETT Robert R. Bennett	Director	April 11, 2003

/s/ PETER C. BOYLAN III Peter C. Boylan III	Director	April 11, 2003

/s/ J. DAVID WARGO J. David Wargo	Director	April 11, 2003

/s/ ANTHONY G. WERNER Anthony G. Werner	Director	April 11, 2003

CERTIFICATIONS

I, James J. Ackerman, certify that:

1. I have reviewed this annual report on Form 10-K of OpenTV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	By:	/s/ JAMES J. ACKERMAN
	Name: Title:	James J. Ackerman Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Craig M. Waggy, certify that:

1. I have reviewed this annual report on Form 10-K of OpenTV Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	By:	/s/ CRAIG M. WAGGY
	Name:	Craig M. Waggy
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

OPENTV CORP.

INDEPENDENT AUDITORS’ REPORT—KPMG LLP

To the Board of Directors and Shareholders of OpenTV Corp.:

We have audited the accompanying consolidated balance sheet of OpenTV Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as of and for the year ended December 31, 2002 listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of OpenTV Corp. and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, OpenTV Corp. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2001 have been revised to reflect the reclassification of certain marketing expenses to revenues as required by Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” In our opinion, the reclassification for 2001, as described in Note 2, is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of OpenTV Corp. and subsidiaries other than with respect to such reclassification, and accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/    KPMG LLP

Mountain View, California

April 8, 2003

REPORT OF INDEPENDENT ACCOUNTANTS—PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Shareholders of OpenTV Corp.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for each of the two years in the period ended December 31, 2001, prior to the reclassification relating to the adoption of Consensus 01-09 of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF 01-09) (not separately presented herein), present fairly, in all material respects, the financial position, results of operations and cash flows of OpenTV Corp. and its subsidiaries as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2001 and 2000 listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of OpenTV Corp.’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16, the consolidated financial statements for the years ended December 31, 2001 and 2000, have been restated.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2002, except as to Note 16, which is as of April 8, 2003

OPENTV CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001	2000
		(As restated, see Note 16)	(As restated, see Note 16)
ASSETS
Current assets:
Cash and cash equivalents	$38,568	$69,249	$94,003
Short-term marketable debt securities	26,940	28,454	115,367
Marketable equity securities	—	—	22,275
Accounts receivable, net of allowance for doubtful accounts of $1,966, $1,186 and $872 in 2002, 2001 and 2000, respectively	10,672	22,681	13,762
Due from MIH Limited entities	—	4,290	1,570
Prepaid expenses and other current assets	4,304	7,248	7,591

Total current assets	80,484	131,922	254,568

Long-term marketable debt securities	22,199	91,839	15,612
Property and equipment, net	15,020	24,981	15,671
Long-term private equity investments	—	15,208	25,010
Goodwill, net	45,416	634,297	1,804,564
Intangible assets, net	28,354	63,487	72,275
Deferred tax asset	—	—	5,710
Other assets	5,863	4,465	3,733

Total assets	$197,336	$966,199	$2,197,143

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,252	$5,628	$3,954
Accrued liabilities	22,845	19,624	17,708
Accrued restructuring	14,615	—	—
Due to Liberty Broadband	1,156	—	—
Current portion of deferred revenue	6,340	6,587	7,230
Deferred income taxes	—	—	5,710

Total current liabilities	50,208	31,839	34,602
Deferred revenue, less current portion	4,886	4,238	2,672

Total liabilities	55,094	36,077	37,274

Commitments and contingencies (Note 12)

Minority interest	1,246	1,764	1,966

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 41,587,033, 40,525,732 and 34,829,632 shares issued and outstanding, including treasury shares, in 2002, 2001 and 2000, respectively	2,143,124	2,138,383	2,087,440
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953	35,953
Additional paid-in capital	461,263	455,308	455,336
Treasury shares at cost, 50,629, 49,629 and 41,218 shares in 2002, 2001 and 2000, respectively	(16)	(16)	(6)
Deferred share-based compensation	(221)	(4,144)	(16,711)
Accumulated other comprehensive income (loss)	494	(89)	(11,354)
Accumulated deficit	(2,499,601)	(1,697,037)	(392,755)

Total shareholders’ equity	140,996	928,358	2,157,903

Total liabilities, minority interest and shareholders’ equity	$197,336	$966,199	$2,197,143

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 16)	(As restated, see Note 16)
Revenues:
Royalties	$20,052	$33,800	$29,898
Services, support and other	24,171	36,486	19,805
Channel fees	10,906	3,346	—
License fees	4,557	13,295	13,444

Total revenues (inclusive of $12,268, $20,339 and $13,174 of related party revenue)	59,686	86,927	63,147
Operating expenses:
Cost of revenues(1)	47,344	37,775	20,364
Research and development(2 and 5)	35,200	43,542	60,508
Sales and marketing(3)	32,865	37,649	28,481
General and administrative(4)	21,141	19,870	22,345
Restructuring costs	29,414	—	—
Impairment of goodwill	514,501	816,247	—
Impairment of intangible assets	24,796	—	—
Amortization of goodwill	—	394,495	170,706
Amortization of intangible assets	13,055	19,243	3,919

Total operating expenses	718,316	1,368,821	306,323

Loss from operations	(658,630)	(1,281,894)	(243,176)
Interest income	5,205	10,518	12,232
Other expense, net	(66)	(33)	(111)
Impairment of equity investments and notes receivable	(10,923)	(14,915)	(10,000)
Share of losses of equity investee	(7,275)	—	—
Realized loss on sale of marketable equity securities	—	(24,014)	(1,687)
Minority interest	518	202	34

Loss before income taxes and cumulative effect of accounting change, net of tax	(671,171)	(1,310,136)	(242,708)
Income tax benefit (expense)	(1,541)	5,854	509

Loss before cumulative effect of accounting change	(672,712)	(1,304,282)	(242,199)
Cumulative effect of accounting change, net of tax	(129,852)	—	—

Net loss	$(802,564)	$(1,304,282)	$(242,199)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(9.36)	$(19.20)	$(4.64)
Cumulative effect of accounting change, net of tax	(1.81)	—	—

	$(11.17)	$(19.20)	$(4.64)

Shares used in per share calculation, basic and diluted	71,839,101	67,937,686	52,190,338

(1)	Inclusive of $1,277, $3,541 and $2,603 of share-based compensation for the years ended 2002, 2001 and 2000, respectively.
(2)	Inclusive of $321, $1,171 and $1,538 of share-based compensation for the years ended 2002, 2001 and 2000, respectively.
(3)	Inclusive of $298, $1,644 and $2,100 of share-based compensation for the years ended 2002, 2001 and 2000, respectively.
(4)	Inclusive of $1,143, $3,233 and $8,185 of share-based compensation for the years ended 2002, 2001 and 2000, respectively.
(5)	Inclusive of $24,909 non-cash warrant expense for the year ended 2000.

The accompanying notes are an integral part of these consolidated financial statements.

OPEN TV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Treasury Shares	Deferred Share-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances, December 31, 1999	14,523,859	$188,562	30,631,746	$35,953	$162,793	$—	$(42,224)	$33	$(150,556)	$194,561
Share options exercised	1,415,289	4,975	—	—	—	—	—	—	—	4,975
Shares issued for rights for technology	2,252,252	38,148	—	—	—	—	—	—	—	38,148
Shares issued for Spyglass acquisition	12,677,228	1,796,236	—	—	289,809	—	(24,696)	—	—	2,061,349
Shares issued for CableSoft acquisition	1,429,564	36,507	—	—	3,493	—	—	—	—	40,000
Shares issued for patents	370,858	8,113	—	—	—	—	—	—	—	8,113
Warrants exercised	1,674,293	14,020	—	—	(7,770)	—	—	—	—	6,250
Shares issued through employee share purchase plan	100,186	1,359	—	—	—	—	—	—	—	1,359
Shares issued in exchange for OpenTV, Inc. shares (As restated, see Note 16)	386,103	—	—	—	17,135	—	—	—	—	17,135
Amortization of deferred share-based compensation	—	—	—	—	1,733	—	11,243	—	—	12,976
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(6,153)	—	6,153	—	—	—
Amortization of performance warrants deferred compensation	—	—	—	—	(7,904)	—	32,813	—	—	24,909
Expenses of initial public offering of Class A ordinary shares	—	(480)	—	—	—	—	—	—	—	(480)
Purchase of treasury shares	—	—	—	—	—	(6)	—	—	—	(6)
Employee settlement	—	—	—	—	1,450	—	—	—	—	1,450
Tax benefit of share options	—	—	—	—	750	—	—	—	—	750
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(10,993)	—	(10,993)	$(10,993)
Foreign currency translation losses	—	—	—	—	—	—	—	(394)	—	(394)	(394)
Net loss (As restated, see Note 16)	—	—	—	—	—	—	—	—	(242,199)	(242,199)	(242,199)

Balances, December 31, 2000 (As restated, see Note 16)	34,829,632	2,087,440	30,631,746	35,953	455,336	(6)	(16,711)	(11,354)	(392,755)	2,157,903	$(253,586)

Share options exercised	1,075,347	3,352	—	—	101	—	—	—	—	3,453
Shares issued for Static 2358 acquisition	2,719,048	38,203	—	—	—	—	—	—	—	38,203
Warrants exercised	1,449,425	7,663	—	—	—	—	—	—	—	7,663
Shares issued through employee share purchase plan	201,698	1,577	—	—	—	—	—	—	—	1,577
Shares issued for employee compensation	14,525	148	—	—	—	—	—	—	—	148
Shares issued in exchange for OpenTV, Inc. shares (As restated, see Note 16)	236,057	—	—	—	2,849	—	—	—	—	2,849

OPEN TV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(In thousands, except share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Treasury Shares	Deferred Share-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Amortization of deferred share-based compensation	—	$—	—	$—	$—	$—	$9,589	$—	$—	$9,589
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(2,978)	—	2,978	—	—	—
Purchase of treasury shares	—	—	—	—	—	(10)	—	—	—	(10)
Reclassification for realized losses from sale of marketable equity securities, net of income taxes	—	—	—	—	—	—	—	11,117	—	11,117	$11,117
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	485	—	485	485
Foreign currency translation losses	—	—	—	—	—	—	—	(337)	—	(337)	(337)
Net loss (As restated, see Note 16)	—	—	—	—	—	—	—	—	(1,304,282)	(1,304,282)	(1,304,282)

Balances, December 31, 2001 (As restated, see Note 16)	40,525,732	2,138,383	30,631,746	35,953	455,308	(16)	(4,144)	(89)	(1,697,037)	928,358	$(1,293,017)

Share options exercised	150,703	345	—	—	13	—	—	—	—	358
Shares issued per Static earn-out agreement	626,872	3,749	—	—	—	—	—	—	—	3,749
Shares issued through employee share purchase plan	205,427	457	—	—	—	—	—	—	—	457
Shares issued for employee compensation	22,830	190	—	—	—	—	—	—	—	190
Shares issued in exchange for OpenTV, Inc. shares	55,469	—	—	—	295	—	—	—	—	295
Amortization of deferred share-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(884)	—	884	—	—	—
Capital contribution from MIH Limited	—	—	—	—	6,531	—	—	—	—	6,531
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(880)	—	(880)	$(880)
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	790	—	790	790
Foreign currency translation gains	—	—	—	—	—	—	—	673	—	673	673
Net loss	—	—	—	—	—	—	—	—	(802,564)	(802,564)	(802,564)

Balances, December 31, 2002	41,587,033	$2,143,124	30,631,746	$35,953	$461,263	$(16)	$(221)	$494	$(2,499,601)	$140,996	$(801,981)

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 16)	(As restated, see Note 16)
Cash flows used in operating activities:
Net loss	$(802,564)	$(1,304,282)	$(242,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	129,852	—	—
Impairment of goodwill	514,501	816,247	—
Impairment of intangible assets	24,796	—	—
Depreciation and amortization of property and equipment	10,276	7,189	3,531
Amortization of intangible assets and goodwill	18,326	417,983	176,932
Amortization of share-based compensation	3,039	9,589	14,426
Non-cash employee compensation	148	148	—
Deferred income tax benefit	—	(7,274)	(1,654)
Provision for doubtful accounts	1,758	1,289	738
Non-cash restructuring costs	8,145	—	—
Non-cash warrant expense	—	—	24,909
Impairment of equity investments and notes receivable	10,923	14,915	10,000
Share of losses of equity investee	7,275	—	—
Realized loss on sale of marketable equity securities	—	24,014	1,687
In-process research and development	1,000	2,120	1,000
Minority interest	(518)	(202)	(34)
Changes in operating assets and liabilities:
Accounts receivable	11,700	(9,781)	(193)
Due from MIH Limited entities	4,290	(2,720)	(1,570)
Prepaid expenses and other current assets	5,030	1,101	(213)
Accounts payable	(1,155)	1,674	(121)
Accrued liabilities	(4,293)	(7,019)	1,130
Accrued restructuring	10,865	—	—
Due to Liberty Broadband	527	—	—
Deferred revenue	(138)	1,258	5,373
Deferred income taxes	—	—	(1,178)

Net cash used in operating activities	(46,217)	(33,751)	(7,436)
Cash flows provided from (used in) investing activities:
Purchase of property and equipment	(7,693)	(14,243)	(10,655)
Sale of subsidiary	—	4,625	—
Cash received from (used for) acquisitions, net of cash acquired	(79,908)	(14,187)	74,712
Proceeds from sale of marketable equity securities	—	16,486	5,813
Proceeds from sale of marketable debt securities	208,149	173,490	81,332
Purchase of marketable debt securities	(110,671)	(163,574)	(31,875)
Private equity investments and notes receivable	(3,000)	(5,448)	(35,010)
Other	789	(501)	(2,677)

Net cash provided from (used in) investing activities	7,666	(3,352)	81,640

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	$856	$12,686	$12,098
Increase in minority interest	—	—	2,000
Capital contribution from MIH Limited	6,531	—	—

Net cash provided from financing activities	7,387	12,686	14,098

Effect of exchange rate changes on cash	483	(337)	(606)

Net increase (decrease) in cash and cash equivalents	(30,681)	(24,754)	87,696
Cash and cash equivalents, beginning of year	69,249	94,003	6,307

Cash and cash equivalents, end of year	$38,568	$69,249	$94,003

Supplemental disclosure of cash flow information:
Cash received (paid for) income taxes	$(195)	$(1,373)	$990

Non-cash investing and financing activities:
Value of shares issued in connection with acquisitions and establishment of companies and intangible assets	$3,749	$38,203	$1,879,004

Value of shares issued for stock options of acquired companies			$293,302

Deferred compensation arising from issuance of options			$24,696

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1.    Ownership and Business of OpenTV

OpenTV was formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became its principal operating subsidiary. OpenTV, Inc. began operations when Thomson Sun Interactive, LLC, a joint venture formed by THOMSON multimedia S.A. and Sun Microsystems, Inc., was converted into OpenTV, Inc., a newly formed Delaware corporation, in March 1998. Following the conversion, THOMSON sold its interest in OpenTV, Inc. to Sun and MIH Limited (“MIHL”). OpenTV completed a strategic financing round in October 1999 and completed its initial public offering in November 1999.

On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction with MIH Limited in which Liberty Media acquired MIHL’s controlling ownership stake in OpenTV. Pursuant to the agreement, Liberty Media and its subsidiary acquired 365,460 Class A ordinary shares of OpenTV and 30,206,154 Class B ordinary shares of OpenTV from MIHL. OpenTV was not a party to the agreement. Another subsidiary of Liberty Media, Liberty Broadband Interactive Television, Inc. (“Liberty Broadband”), manages the interest in OpenTV. As of December 31, 2002, Liberty Media’s total ownership represented approximately 45.5% of the economic interest and approximately 88.4% of the voting power of OpenTV’s ordinary shares on an undiluted basis.

OpenTV provides software, content and applications, and professional services that enable digital television network operators to deliver and manage interactive television services worldwide.

Note 2.    Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of OpenTV and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Open TV accounts for investments in 50% or less owned entities using either the equity or cost method.

Certain 2001 and 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

Management estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, depreciation and amortization, investment valuation, goodwill and intangible assets valuation, restructuring accruals, taxes and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. OpenTV considers all highly liquid investments with original maturities of three months or less at the date of purchase and money market funds to be cash equivalents.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Marketable debt and equity securities

OpenTV’s policy is to minimize risk by investing in investment grade securities which earn returns based on current interest rates.

OpenTV classifies all marketable debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, OpenTV’s marketable debt and equity securities are carried at fair value as of the balance sheet date. Short-term marketable debt and equity securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable debt and equity securities have remaining maturities at the balance sheet date of greater than one year. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in the statement of shareholders’ equity. Additionally, realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification cost method.

Fair value of financial instruments

The reported amounts of OpenTV’s financial instruments, including cash and cash equivalents, short-term marketable debt securities, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentration of credit risk

Financial instruments that potentially subject OpenTV to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and short-term and long-term marketable debt securities. Cash and cash equivalents are primarily invested in a diverse portfolio of money market securities and money market funds in accordance with OpenTV’s investment policy. With respect to accounts receivable, OpenTV’s customer base is dispersed across many geographic areas and OpenTV generally does not require collateral. OpenTV analyzes historical bad debts, customer credit-worthiness, current economic trends in each country where its customers are located, and customer payment history when evaluating the adequacy of the allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the estimated useful life of the asset, whichever is shorter.

Major additions and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the life of the assets are charged to expense. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

Long-term private equity investments

OpenTV invests in privately-held companies for the promotion of business and strategic objectives, and OpenTV does not attempt to reduce or eliminate the inherent market risks of these investments. These

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

investments are included in long-term private equity investments and are accounted for under the cost method when OpenTV does not have the ability to exercise significant influence over operations. When OpenTV has the ability to exercise significant influence over operations, investments are accounted for under the equity method. OpenTV performs periodic reviews of these investments for impairment. OpenTV’s investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount OpenTV believes is recoverable from its investment. OpenTV recorded impairments of $10.9 million, $14.9 million and $10.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. OpenTV also recorded $7.3 million for its share of losses of equity investee for the year ended December 31, 2002.

Goodwill and intangible assets

Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period for intangible assets ranges from 1.5 to 5 years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators that such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. In connection with the adoption of SFAS 142 on January 1, 2002, OpenTV was required to complete a transitional goodwill impairment test which resulted in a transitional impairment charge for goodwill of $129.9 million that was recorded as cumulative effect of change in accounting principle in the first quarter of 2002.

Long-lived assets

OpenTV accounts for long-lived assets under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires OpenTV to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, OpenTV estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value.

Revenue recognition

OpenTV accounts for its software license arrangements under the provisions of Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” SOP 97-2 describes the accounting for software products, products including software that is not incidental to the product, and maintenance revenues. Under SOP 97-2, OpenTV recognizes product license revenue upon shipment if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivables is probable. OpenTV recognizes royalties upon notification of set-top box shipments from licensees. For non-refundable prepaid

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

royalties, OpenTV recognizes revenue upon delivery of software, provided that all other requirements of SOP 97-2 are met.

For contracts with multiple obligations (e.g., maintenance and other services), and for which vendor-specific objective evidence of fair value for the undelivered elements exists, OpenTV recognizes revenue for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally OpenTV has vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, OpenTV defers the maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support fees are generally made in advance and are non-refundable. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, OpenTV recognizes revenue as the related services are performed. Maintenance and consulting services revenues are included in services, support and other revenue.

Professional services revenues from software development contracts are recognized generally on the percentage of completion method. Under the percentage of completion method the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. Provisions for estimated losses on uncompleted contracts are made in the period in which estimated losses are determined. Revenue from integration services and software development contracts are included in services, support and other revenue.

Revenues from professional services agreements, which includes software customization and implementation support to customers, are recognized on the percentage of completion method based on the costs incurred relative to total estimated costs for fixed bid contracts or based on the hours incurred multiplied by the hourly rate for time and material engagements. Related costs are reported as cost of revenues. Professional services revenues are included in services, support and other revenue.

Advertising revenues earned under the Wink brand are recognized based upon response transactions generated by television viewers at the time the response data is routed to the customer. Advertising revenues are included in services and other revenue.

OpenTV generally enters into arrangements with network operators whereby it licenses its application software to network operators in exchange for a percentage of the revenue they earn from their customers. Where OpenTV has delivered all of the software under the arrangement, it recognizes the revenue as the network operator reports to OpenTV its revenue share, which is done generally on a quarterly basis. Under arrangements where the customer receives a right for unspecified future applications when they are made available, OpenTV recognizes the revenue over the term of the arrangement. For the Wink Engine software, OpenTV recognizes license revenue on a “sell-through” basis based upon notification of set-top box shipments from licensees.

Under the Static brand, OpenTV operates and maintains the PlayJam interactive television channel. Premium rate telephony charges are derived as consumers interact with the channel. Premium rate telephony charges are recorded as revenue upon notification from the telecommunications companies with the amount due to the service providers and network operators recorded as cost of services. These revenues are included in channel fees.

Revenue from the sale of hardware components and manuals are recognized upon shipment and included in services, support and other revenue.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 requires that consideration, including equity instruments, given to a customer should be classified in the vendor’s income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. OpenTV adopted EITF 01-09 in the first quarter of 2002. In accordance with the transition guidance, financial statements for prior periods presented for comparative purposes were reclassified to comply with the new income statement presentation requirement which resulted in a reclassification from sales and marketing expenses to royalties revenues of approximately $8.4 million for the year ended December 31, 2001. The $8.4 million was a one-time payment made to BSkyB for marketing the BSkyB hard drive set-top box.

Deferred Revenue

Deferred revenue consists primarily of payments received from customers for prepaid royalties, services and licenses for undelivered products and services which are generally amortized over the term of the arrangement.

Research and development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $1.7 million, $2.4 million and $1.4 million respectively.

401(k) Plan

OpenTV’s employees participate in 401(k) plans which provide retirement benefits through tax-deferred salary reductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount as specified by their respective plan, of their eligible compensation, subject to an annual limit. OpenTV, at the discretion of its board of directors, may make discretionary matching contributions on behalf of its employees. OpenTV made contributions to the plans in the amounts of $0.8 million, $0.9 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income taxes

OpenTV accounts for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is uncertain the deferred benefit will be realized.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Share-based compensation

OpenTV accounts for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of OpenTV’s shares and the exercise price of the option. OpenTV accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of such options is determined using the Black-Scholes model and amortized over the vesting period on an accelerated basis.

In November 1999, OpenTV’s shareholders approved the 1999 Employee Share Purchase Plan (“ESPP”). During the years ended December 31, 2002, 2001 and 2000, 205,427, 201,698 and 100,186 shares, respectively, were issued to employees under the plan for total proceeds of $0.5 million, $1.6 million and $1.4 million, respectively.

Had compensation cost for share-based compensation plans and ESPP been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, OpenTV’s net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
Net loss, as reported	$(802.6)	$(1,304.3)	$(242.2)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	3.0	9.6	14.4
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(13.1)	(32.3)	(49.9)

Pro-forma net loss	$(812.7)	$(1,327.0)	$(277.7)

Net loss per share, basic and diluted:
As reported	$(11.17)	$(19.20)	$(4.64)

Pro-forma	$(11.31)	$(19.53)	$(5.32)

These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

OpenTV calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest rate	2.23%-2.75%	2.30%-4.71%	5.46%-6.81%
Average expected life (months)	60	60	60
Volatility	101%	110%	135%
Dividend yield	—	—	—

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The weighted average fair value of options granted during 2002, 2001 and 2000 was $5.90, $9.07 and $53.37, respectively.

OpenTV calculated the fair value of purchase rights under its ESPP using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest rate	1.97%-2.21%	3.15%-5.18%	5.16%-5.21%
Average expected life (months)	6	6	6
Volatility	78%-121%	105%-114%	124%-151%
Dividend yield	—	—	—

The weighted average fair value of purchase rights granted during 2002, 2001 and 2000 was $2.39, $5.00 and $14.83, respectively.

Comprehensive income (loss)

OpenTV adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Accordingly, OpenTV reported foreign currency translation adjustments and unrealized gain/loss on marketable securities in comprehensive income (loss).

Foreign currency translation

The functional currency of OpenTV’s foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

Net loss per share

Basic and diluted net loss per share are computed using the weighted-average number of ordinary shares outstanding during the years presented, net of ordinary shares subject to repurchase. The following items as of December 31 were not included in the computation of diluted net loss per share because the effect would be antidilutive:

	2002	2001	2000
Class A ordinary shares issuable upon exercise of stock options	5,599,994	7,743,329	7,034,191
Class A ordinary shares issuable upon exercise of warrants	506,520	681,520	3,909,222
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	979,511	1,035,981	1,277,872
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796
Class A ordinary shares and shares of OpenTV, Inc. Class A common stock subject to repurchase	—	44,316	186,074

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9 million, 12 million and 17 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Recent accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. OpenTV does not expect that the adoption of SFAS 146 will have a material impact on its financial position, results of operations, and cash flows, except that it may impact the timing of recognition of exit costs.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. OpenTV adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. OpenTV is currently evaluating the recognition provisions of FIN 45, but expects that they will not have a material impact on its financial position, results of operations, and cash flows upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for share-based employee compensation. OpenTV has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its share-based compensation plans. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. These disclosure provisions are effective for OpenTV’s year ended December 31, 2002.

In January 2003, the EITF published EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. OpenTV is currently evaluating the impact the adoption of this issue will have on its financial position, results of operations, and cash flows.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 3.    Acquisitions

Spyglass Acquisition

On March 26, 2000, OpenTV signed a definitive merger agreement with Spyglass, Inc. to acquire all of Spyglass’ outstanding stock in a stock-for-stock transaction. Spyglass shareholders received 0.7236 of OpenTV Class A ordinary shares in exchange for each share of Spyglass common stock. The merger was consummated on July 24, 2000. OpenTV issued 12,677,228 Class A ordinary shares with a value of $1.8 billion. These shares were valued at $141.69, the average market price per share of OpenTV Class A ordinary shares for the four trading days before and four trading days after the merger announcement date. OpenTV also reserved approximately 2.5 million additional Class A ordinary shares for issuance upon the exercise of stock options and warrants of Spyglass which were assumed by OpenTV in the merger. The value of such options and warrants was determined by estimating the fair value as of the acquisition date using the Black-Scholes option pricing model. The total consideration paid, including acquisition-related expenses, was approximately $2.1 billion.

Tangible assets acquired from Spyglass included cash and cash equivalents, short-term investments, marketable securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from Spyglass included accounts payable, accrued liabilities, deferred revenue and deferred income taxes. The acquisition was accounted for as a purchase and accordingly, the results of operations of Spyglass have been included in the consolidated financial statements commencing on the date of acquisition. The purchase price allocations and annual amortization of the intangible assets and goodwill acquired were as follows (in millions):

	Purchase Price	Amortization Period (in years)	Annual Amortization
Tangible net assets acquired	$122.4	—	$—
Intangible net assets acquired:
Developed technology	5.6	3	1.9
In-process research and development	1.0	—	—
Assembled workforce	11.0	3	3.7
Current contracts	3.5	1.5	2.3
Customer base	1.0	3	0.3
Deferred compensation	24.7	1-4	—
Goodwill	1,922.3	5	384.5

Total	$2,091.5		$392.7	*

*	Goodwill ceased to be subject to amortization effective January 1, 2002 pursuant to the provisions of SFAS No. 142.

To determine the value of the developed technology, the expected future cash flows attributable to all existing technology were discounted, taking into account risks related to the characteristics and applications of the developed technology, existing and future markets, and assessments of the stage of the technology’s life cycle. The analysis resulted in a valuation for developed technology that had reached technological feasibility and therefore was capitalizable.

The value allocated to projects identified as in-process research and development was charged to expense at the date of the acquisition as these projects had not yet reached technological feasibility and had no future alternative uses. The value of the purchased in-process research and development was determined by estimating

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

the projected net cash flows related to the products, determined based upon OpenTV’s estimate of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products.

The value allocated to the assembled workforce was attributable to the Spyglass workforce in place after the acquisition which eliminated the need to hire new replacement employees. The value was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting.

The present value of the future cash flows attributable to existing contracts and customer base were allocated to current contracts and customer base, respectively.

The Spyglass-deferred compensation was calculated in accordance with FIN 44. The deferred compensation will be amortized over the remaining vesting period of the Spyglass options exchanged in the merger for options of OpenTV Class A ordinary shares, in accordance with FIN 28. Amortization of share-based compensation was $2.3 million, $8.1 million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill was determined based on the residual difference between the amount of consideration paid and the values assigned to identified net tangible and intangible assets.

The following presents the operating results for OpenTV for the year ended December 31, 2000 on a pro-forma basis as if the acquisition of Spyglass had been consummated as of January 1, 2000 (in millions, except share and per share amounts):

2000
(As restated)
Net revenues	$82.5
Net loss	$(448.4)
Net loss per share, basic and diluted	$(6.91)
Shares used in per share calculation, basic and diluted	64,867,566

In November 2000, General Instrument agreed to purchase all of OpenTV’s stock in the Acadia Solution Center that was acquired in the Spyglass acquisition. The net proceeds from the sale resulted in a reduction of the Spyglass goodwill of $3.9 million in the first quarter of 2001.

As discussed in Note 6, OpenTV adopted SFAS 142 effective January 1, 2002, which resulted in the reclassification of the unamortized balance of in-place workforce of $6.0 million from intangible assets to goodwill. A portion of the Spyglass goodwill was impaired during 2001 with additional impairment recorded upon adoption of SFAS 142 in the first quarter of 2002. The remaining portion of the Spyglass goodwill was impaired during the third quarter of 2002.

CableSoft Acquisition

In November 2000, OpenTV acquired CableSoft Corporation in a stock-for-stock transaction in exchange for 1,429,564 of its Class A ordinary shares. CableSoft is a leading provider of “on-demand information” software solutions for broadband network operators. General Instrument was one of CableSoft’s primary shareholders and a party to the acquisition agreement. The value of these shares at the acquisition date was $36.5 million. In addition, OpenTV assumed certain CableSoft options in connection with the transaction, which

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

increased the purchase price to a total of $40.0 million. The acquisition was accounted for as a purchase. The purchase price, including transaction costs, has been allocated to intangible assets ($4.5 million) and goodwill ($35.9 million) based upon an appraisal.

Static Acquisition

In July 2001, OpenTV acquired Static 2358, a privately held leading interactive TV (“iTV”) media and entertainment company. Static provides iTV application development expertise across multiple platforms, broadcast design services for TV networks, and owns and operates the iTV entertainment and games channel, PlayJam. Under the acquisition agreement, OpenTV acquired all of Static’s privately held stock in a combined stock and cash transaction. Static shareholders received an aggregate of 2,719,048 of OpenTV Class A ordinary shares with a value of $38.2 million at the acquisition date, and approximately $12.7 million in cash was paid to retire certain Static obligations. Pursuant to certain earn-out provisions contained in the Static acquisition agreement, the principal shareholders of Static earned an additional consideration of 626,872 Class A ordinary shares, which were issued in 2002. Additional goodwill of $3.8 million was recorded based on the fair value of those shares on the date the number of shares to be issued was established.

Tangible assets acquired from Static included cash and cash equivalents, accounts receivable, property and equipment, and other assets. Liabilities assumed from Static included accounts payable and accrued liabilities. The acquisition was accounted for as a purchase and accordingly, the results of operations of Static have been included in the consolidated financial statements commencing on the date of acquisition. The total purchase price, including expenses, was allocated based upon an appraisal as follows (in millions):

Purchase Price
Tangible net assets acquired	$(5.5)
Intangible net assets acquired:
Developed technology	5.1
In-process research and development	2.1
Existing relationships	8.5
Trademarks	0.7
Goodwill	45.3

$56.2

The intangible assets, excluding goodwill which is not subject to amortization, are being amortized over three years. The $2.1 million identified as in-process research and development was charged to expense since the projects had not yet reached technological feasibility and had no future alternative uses.

Wink Acquisition

On October 4, 2002, OpenTV acquired the capital stock of a subsidiary of Liberty Broadband that held the capital stock of Wink Communications for $101 million in cash, representing the actual cost of Liberty Broadband’s acquisition of Wink Communications which was completed on August 22, 2002. As both OpenTV and Liberty Broadband are controlled by Liberty Media, the acquisition was accounted for as a combination of entities under common control and, accordingly, OpenTV’s results of operations include the results of Wink subsequent to its acquisition by Liberty Media.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Tangible assets acquired from Wink included cash and cash equivalents, short-term marketable debt securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from Wink include accounts payable and accrued liabilities. The total purchase price, including expenses, was allocated based upon an appraisal as follows (in millions):

Purchase Price
Tangible net assets acquired	$40.6
Intangible net assets acquired:
Patents	4.3
Developed technology	2.7
In-process research and development	1.0
Contracts and relationships	6.5
Tradenames and trademarks	0.5
Goodwill	45.4

$101.0

The intangible assets, excluding goodwill which is not subject to amortization, are being amortized over five years. The $1.0 million identified as in-process research and development was charged to expense in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” Wink is in the process of considering certain elections for tax purposes which, if made, would result in the amounts recorded as goodwill being deductible for tax purposes. In the allocation of purchase price, OpenTV included an adjustment to accrued liabilities of $1.2 million for estimated severance and $2.1 million for lease termination costs to be incurred in connection with a restructuring of Wink’s operations. As of December 31, 2002, the remaining balance of these accruals was $0.4 million for severance which will be paid in 2003, and $2.1 million of lease termination costs which will be paid over the term of the lease which expires in 2004. Also included in the adjustment to accrued liabilities was an obligation of $0.8 million to settle outstanding vested Wink options which were converted into rights to receive the merger consideration of $3.00 in cash, net of exercise price.

The following presents the operating results for OpenTV for the years ended December 31, 2002 and 2001 on a pro-forma basis as if the acquisition of Wink had been consummated as of January 1, 2002 and 2001 (in millions, except per share amounts):

	2002	2001
		(As restated)
Net revenues	$62.0	$89.2
Net loss before cumulative effect of accounting change	(696.4)	(1,421.3)
Net loss	(826.3)	(1,421.3)
Net loss per share, basic and diluted	(11.50)	(20.92)
Shares used in per share calculation, basic and diluted	71,839,101	67,937,686

Pending ACTV Acquisition

On September 26, 2002, OpenTV announced that it had entered into an Agreement and Plan of Merger for the acquisition of ACTV, Inc. (“ACTV”) in a stock-for-stock merger. The merger is conditional upon the

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

approval of OpenTV’s shareholders, the approval of ACTV’s shareholders and receipt of approvals from, or the expiration of waiting periods imposed by, certain regulatory authorities. Under the terms of the agreement, each outstanding share of ACTV common stock will be exchanged for a fraction of an OpenTV Class A ordinary share equal to $1.65 divided by the average market price of an OpenTV Class A ordinary share, calculated as the average of the closing prices of an OpenTV Class A ordinary share over the five-trading day period ending on the third trading day prior to the merger; provided that (a) if the average market price of an OpenTV Class A ordinary share as so calculated is less than $2.25, the average market price of an OpenTV Class A ordinary share will be deemed to be $2.25 for this purpose and (b) if the average market price of an OpenTV Class A ordinary share as so calculated is greater than $6.05 per share, the average market price of an OpenTV Class A ordinary share will be deemed to be $6.05 for this purpose. If the average market price, as so calculated, of an OpenTV Class A ordinary share is less than $0.80, then ACTV will have the right to terminate the Agreement and Plan of Merger unless OpenTV elects to adjust the exchange ratio so that the ACTV shareholders receive a fraction of an OpenTV Class A ordinary share, or a number of OpenTV Class A ordinary shares, having a value, based upon the average market price of the OpenTV Class A ordinary shares, equal to not less than $0.584 per ACTV common share. The acquisition is expected to close in the second quarter of 2003 and will be accounted for as a purchase.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 4.    Balance Sheet Components (in thousands)

	December 31,
	2002	2001	2000
Prepaid expenses and other current assets:
Interest receivable	$278	$1,667	$2,815
Value Added Tax	626	799	385
Assets held for sale	—	—	870
Other	3,400	4,782	3,521

	$4,304	$7,248	$7,591

Property and equipment:
Computers and equipment	$13,795	$17,999	$10,013
Software	4,300	7,456	5,185
Furniture and fixtures	2,406	3,614	2,315
Leasehold improvements	3,215	7,051	3,552

	23,716	36,120	21,065
Less: accumulated depreciation and amortization	(8,696)	(11,139)	(5,394)

	$15,020	$24,981	$15,671

Other assets:
Deposits	$1,882	$2,645	$1,325
Due from officer	1,229	1,806	2,408
Capitalized transaction costs—ACTV, Inc.	1,543	—	—
Notes receivable	743	—	—
Other	466	14	—

	$5,863	$4,465	$3,733

Accrued liabilities:
Accrued payroll and related liabilities	$5,505	$9,147	$8,586
Accrued professional fees	1,353	1,053	607
Accrued marketing	5,098	1,062	352
Accrued income taxes	2,302	1,364	48
Accrued liability to warrant holder	—	1,975	1,975
Accrued acquisition costs	144	586	4,668
Accrued software contract cancellation	2,788	—	—
Other	5,655	4,437	1,472

	$22,845	$19,624	$17,708

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 5.    Marketable Debt and Equity Securities

The following is a summary of marketable debt and equity securities as of December 31 (in thousands):

	2002
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$2,584	$27	$—	$2,611
U.S. government debt securities	23,112	217	—	23,329
Certificates of deposit	1,000	—	—	1,000

Total short-term marketable debt securities	26,696	244	—	26,940

Corporate debt securities	5,974	92	—	6,066
U.S. government debt securities	15,949	184	—	16,133

Total long-term marketable debt securities	21,923	276	—	22,199

Total marketable debt securities	$48,619	$520	$—	$49,139

	2001
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$7,999	$1	$—	$8,000
Municipal debt securities	3,017	7	—	3,024
Corporate debt securities	16,304	126	—	16,430
Certificates of deposit	1,000	—	—	1,000

Total short-term marketable debt securities	28,320	134	—	28,454

Corporate debt securities	30,671	182	(50)	30,803
U.S. government debt securities	60,692	457	(113)	61,036

Total long-term marketable debt securities	91,363	639	(163)	91,839

Total marketable debt securities	$119,683	$773	$(163)	$120,293

	2000
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$26,298	$1	$(7)	$26,292
Corporate debt securities	50,560	35	(26)	50,569
Certificates of deposit	16,273	17	—	16,290
U.S. government debt securities	18,976	34	—	19,010
Other debt securities	3,208	2	(4)	3,206

Total short-term marketable debt securities	115,315	89	(37)	115,367

Marketable equity securities	40,500	—	(18,225)	22,275

Corporate debt securities	7,043	72	—	7,115
Other debt securities	8,497	—	—	8,497

Total long-term marketable debt securities	15,540	72	—	15,612

Total marketable debt and equity securities	$171,355	$161	$(18,262)	$153,254

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 6.    Goodwill (Restated)

Changes in the carrying amount of goodwill during the years ended December 31, were as follows (in millions):

	2002	2001	2000
		(As restated)	(As restated)
Beginning balance	$634.3	$1,804.6	$—
Cumulative effect of accounting change	(129.9)	—	—
Reclassification of certain intangible assets in connection with the adoption of SFAS 142	6.0	—	—
Acquisition of Spyglass	—	(3.9)	1,922.3
Acquisition of Cablesoft	—	—	35.9
Acquisition of Static	3.8	41.5	—
Acquisition of Wink	45.4	—	—
Goodwill related to exchangeable shares (See Note 16)	0.3	2.8	17.1
Impairment	(514.5)	(816.2)	—
Amortization	—	(394.5)	(170.7)

Ending balance	$45.4	$634.3	$1,804.6

At December 31, 2001, OpenTV recorded an impairment of $816.2 million against the carrying value of its goodwill as a result of OpenTV’s cash flow projections which indicated that future cash flows were not sufficient to result in recovery of the carrying value of its fixed and intangible assets. See Note 16.

Pursuant to the adoption of SFAS 142, OpenTV performed a transitional impairment test as of January 1, 2002. As a result, OpenTV recorded an impairment charge of $129.9 million, which was recorded as a cumulative effect of an accounting change in the consolidated statements of operations. In the third quarter of 2002, OpenTV performed an additional impairment test of its remaining goodwill. Due to reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers, OpenTV revised its cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of its Class A ordinary shares, OpenTV determined that the remaining goodwill was impaired and, accordingly, wrote off the remaining balance of $514.5 million. OpenTV wrote down its goodwill to fair value as determined using various appraisal methods including discounted cash flows and market comparables.

As a result of adopting SFAS 142, OpenTV ceased amortizing goodwill. The following summarizes the impact on prior periods had OpenTV accounted for goodwill consistent with the provisions of SFAS 142 in those periods (in millions, except per share amounts):

	Year Ended December 31,
	2001	2000
	(As restated)	(As restated)
Net loss as reported	$(1,304.3)	$(242.2)
Goodwill amortization, net of tax	394.5	170.7

As adjusted net loss	$(909.8)	$(71.5)

Basic and diluted net loss per share—as reported	$(19.20)	$(4.64)
Basic and diluted net loss per share—as adjusted	(13.39)	(1.37)

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 7.    Intangible Assets, net

The components of intangible assets, excluding goodwill, were as follows (in millions):

	Useful life in years	December 31, 2002			December 31, 2001	December 31, 2000
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	3–5	$29.8	$(21.1)	$8.7	$38.1	$49.2
Developed technologies	3–5	21.0	(13.1)	7.9	10.6	9.8
Contracts and relationships	1.5–5	19.5	(8.9)	10.6	7.7	3.2
Purchased technologies	3.5–5	0.7	(0.3)	0.4	0.5	0.2
Trademarks	3–5	1.2	(0.4)	0.8	0.6	—
In-place workforce	3	—	—	—	6.0	9.9

		$72.2	$(43.8)	$28.4	$63.5	$72.3

During the third quarter of 2002, due to the shift in strategic direction resulting from the change in its controlling shareholder, OpenTV determined that an impairment had occurred with respect to the value of the patents related to the OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture. In accordance with SFAS 144, OpenTV recorded an impairment charge of $24.8 million, which was reported as a separate line in the consolidated statements of operations.

The intangible assets are all being amortized on a straight-line basis over their estimated useful lives. The estimated annual amortization expense through 2007 is as follows (in millions):

Year ending December 31,	Amortization Expense
2003	$13.7
2004	6.4
2005	3.6
2006	2.8
2007	1.9

$28.4

Note 8.    Restructuring Costs

OpenTV monitors its organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with EITF No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring.” Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. OpenTV monitors the initial estimates periodically and records an adjustment for any significant changes in estimates.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

January 2002 Restructuring

In January 2002, OpenTV implemented a workforce reduction in an effort to reduce its operating expenses. The total restructuring provision recorded in the first quarter of 2002 was $9.6 million. The first quarter restructuring plan resulted in the termination of employment for approximately 50 employees in offices located in the United States and Korea. The employee separation benefits under the plan included severance payments, medical and other related employee benefit obligations totaling $1.5 million. Facilities consolidation charges for the reduction of excess office space in the United States, France and Korea were estimated to be $6.1 million. These costs included payments required under non-cancelable lease contracts, estimated lease buyout costs, and shut-down costs, offset by estimated sublease income. In the third quarter of 2002, OpenTV reversed $3.0 million of excess facilities charges as a result of a favorable lease settlement on the excess office space in France. Asset write-offs of $2.0 million were incurred in connection with leasehold improvements and other property and equipment that were abandoned. In the fourth quarter of 2002, OpenTV recorded an additional $0.3 million of excess facilities charges.

The following table sets forth the components of the first quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Total
Restructuring costs	$1.5	$6.4	$2.0	$9.9
Reversal	—	(3.0)	—	(3.0)
Cash payments	(1.5)	(2.8)	—	(4.3)
Non-cash charges	—	—	(2.0)	(2.0)
Currency effect	—	0.4	—	0.4

Balance, December 31, 2002	$—	$1.0	$—	$1.0

At December 31, 2002, the outstanding accrual for excess facilities relates to an operating lease obligation which continues through 2004.

September 2002 Office Closure

In September 2002, OpenTV announced the closure of its regional office located in Naperville, Illinois, the termination of approximately 60 employees, the abandonment of an office lease and the write-down of certain property and equipment. The employee separation benefits in connection with this office closure included severance payments, medical and other related employee benefit obligations totalling $2.0 million. Facilities consolidation charges were estimated to be $1.8 million and asset write-offs were $0.8 million.

The following table sets forth the components of the third quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Total
Restructuring costs	$2.0	$1.8	$0.8	$4.6
Cash payments	(1.4)	(0.2)	—	(1.6)
Non-cash charges	—	—	(0.8)	(0.8)

Balance, December 31, 2002	$0.6	$1.6	$—	$2.2

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

At December 31, 2002, the outstanding accrual for employee severance and benefits is expected to be paid primarily in 2003 and the accrual for excess facilities relates to an operating lease obligation which continues through 2005.

October 2002 Restructuring

In October 2002, OpenTV began to implement additional restructuring initiatives to reduce its worldwide workforce by approximately 150 employees in the United States and foreign offices. The employee separation benefits under the plan included severance payments, medical and other related employee benefit obligations totaling $4.5 million. Facilities consolidation charges for the reduction of excess office space in the California, Massachusetts, Germany and United Kingdom were estimated to be $7.4 million. These costs included payments required under non-cancelable lease contracts, estimated lease buyout costs, and shut-down costs. Asset write-offs of $5.5 million were incurred in connection with leasehold improvements and other property and equipment that were abandoned. The provision also included $0.5 million for estimated legal fees for the restructuring.

The following table sets forth the components of the fourth quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Legal Fees	Total
Restructuring costs	$4.5	$7.4	$5.4	$0.5	$17.8
Cash payments	(3.2)	—	—	(0.3)	(3.5)
Non-cash charges	—	—	(5.4)	—	(5.4)

Balance, December 31, 2002	$1.3	$7.4	$—	$0.2	$8.9

At December 31, 2002, the outstanding accrual for employee severance and benefits is expected to be paid in 2003 and the accrual for excess facilities relates to operating lease obligations which continue through 2006.

At December 31, 2002, the outstanding restructuring accrual for the Wink operations was $2.5 million. See Note 3 for further details.

An additional provision for restructuring the operations in France, including the termination of employment of approximately 70 employees and the reduction of excess office space, of approximately $7 million will be recorded during the first quarter of 2003.

Note 9.    Shareholders’ Equity

Authorized share capital

•	500,000,000 Class A ordinary shares

•	200,000,000 Class B ordinary shares

•	500,000,000 preference shares—none outstanding

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Voting

The holders of Class A ordinary shares and Class B ordinary shares are generally entitled to vote as a single class on all matters upon which holders of ordinary shares have a right to vote, subject to the requirements of any applicable laws. Each Class A ordinary share entitles its holder to one vote, and each Class B ordinary share entitles its holder to ten votes. Unless otherwise required by law, and so long as their rights are not adversely affected, the holders of Class A ordinary shares and Class B ordinary shares are not entitled to vote on any amendment to OpenTV’s Articles of Association and Memorandum of Association that relates solely to the terms of one or more outstanding series of preference shares.

Dividends and Other Distributions

Subject to the preferential and other dividend rights of any outstanding series of preference shares, the holders of Class A ordinary shares and Class B ordinary shares are entitled to equal dividends per share when, as and if declared by OpenTV board of directors, except that all dividends payable in ordinary shares will be paid in the form of Class A ordinary shares to holders of Class A ordinary shares and in the form of Class B ordinary shares to holders of Class B ordinary shares. Neither Class A ordinary shares nor Class B ordinary shares may be split, divided or combined unless the other class is proportionally split, divided or combined. In the event OpenTV is liquidated, the holders of its Class A ordinary shares and Class B ordinary shares will be treated equally on a per share basis and will be entitled to receive all of OpenTV’s remaining assets following distribution of the preferential and/or other amounts to be distributed to the holders of OpenTV’s preference shares.

Merger

In the event of a merger, the holders of Class A ordinary shares and Class B ordinary shares will be entitled to receive the same per share consideration, if any, except that if such consideration includes voting securities (or the right to acquire voting securities or securities exchangeable for or convertible into voting securities), OpenTV may (but is not required to) provide for the holders of Class B ordinary shares to receive voting securities (or rights to acquire voting securities) entitling them to ten times the number of votes per share as the voting securities (or rights to acquire voting securities) being received by holders of Class A ordinary shares.

Conversion of Class B Ordinary Shares

Each Class B ordinary share is convertible, at the option of the holder thereof, into Class A ordinary shares on a share-for-share basis and will automatically convert on a share-for-share basis upon the occurrence of any of the following:

•	upon transfer of Class B ordinary shares to a person or entity which is not one of the original beneficial owners of Class B ordinary shares or Class A ordinary shares who used to be the holder of Convertible Preference Shares or an affiliate;

•	on the date on which the number of Class B ordinary shares then outstanding is less than 10% of OpenTV’s then outstanding ordinary shares (without regard to voting rights);

•	at any time when the board of directors and the holders of a majority of OpenTV’s outstanding Class B ordinary shares approve the conversion of all of the Class B ordinary shares into Class A ordinary shares; or

•

if the board of directors, in its sole discretion, elects to effect a conversion after a determination that there has been a material adverse change in the liquidity, marketability or market value of OpenTV Class A

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

ordinary shares, considered in the aggregate, due to (i) the exclusion of Class A ordinary shares from trading on a national securities exchange or the exclusion of Class A ordinary shares from quotation on the Nasdaq or any other similar market quotation system then in use; or (ii) requirements under any applicable law, in each of cases (i) and (ii), as a result of the existence of OpenTV Class B ordinary shares.

In the event of a transaction where Class A ordinary shares are converted into or exchanged for one or more other securities, cash or other property (a “Class A Conversion Event”), a holder of Class B ordinary shares thereafter will be entitled to receive, upon the conversion of such Class B ordinary shares, the amount of such securities, cash and other property that such holder would have received if the conversion of such Class B ordinary shares had occurred immediately prior to the record date or effective date, as the case may be, of the Class A Conversion Event.

Exchangeable Share Arrangements

Pursuant to OpenTV’s 2000 Exchange Plan and the Exchange Agreement between OpenTV, OpenTV, Inc. and Sun TSI Subsidiary, Inc. dated October 23, 1999, the minority shareholders of OpenTV, Inc. have the ability to exchange their shares of OpenTV, Inc. for shares of OpenTV, generally on a one-for-one basis. As the minority shareholders are not responsible to fund the losses of OpenTV, Inc., OpenTV has recorded 100% of the loss in excess of the cost basis of the minority shareholders.

As the shares are exchanged, they will be accounted for at fair value (See Note 16). Exchange rights granted under OpenTV’s 2000 Exchange Plan expire on the fifteenth anniversary of the date of grant, and the exchange right granted under the Exchange Agreement with Sun TSI Subsidiary is perpetual.

Shares Reserved

As of December 31, 2002, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B ordinary shares	30,631,746
Issuable upon exchange of shares (including shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	979,511
Stock options outstanding	5,599,994
Stock options reserved for future grant under 1999 Option Plan	2,015,728
Stock options reserved for future grant under 2001 Option Plan	385,460
Employee stock purchase plan	500,000
Warrants from Spyglass acquisition	506,520

Total	40,618,959

In addition, 7,594,796 Class B ordinary shares were reserved for issuance upon exchange of shares of OpenTV, Inc. Class B common stock.

Private Placement of Series C Preference Shares

In October 1999, OpenTV completed a private placement of 4,729,728 Series C-1 Convertible Preference Shares at $5.55 per share, 900,900 Series C-2 Convertible Preference Shares at $5.55 per share, and warrants to

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

purchase 4,729,728 Class A ordinary shares (expiring in October 2001) at $5.55 per share to America Online, Inc., General Instrument Corporation and subsidiaries of Liberty Digital, Inc., News Corporation, Time Warner, Inc. and Sun Microsystems, Inc. The Series C-1 Convertible Preference Shares and Series C-2 Convertible Preference Shares converted into 5,630,628 Class A ordinary shares at the time of OpenTV’s public offering. In connection with the investments, OpenTV entered into strategic agreements with America Online Inc., General Instrument Corporation, News Corporation and Time Warner, Inc. In January 2000, Motorola, Inc. acquired General Instrument Corporation.

In October 2000, OpenTV received $6.2 million from the exercise of warrants to purchase 1,126,126 Class A ordinary shares. In December 2000, OpenTV issued 548,167 Class A ordinary shares in exchange for the cashless exercise of warrants to purchase 900,900 Class A ordinary shares. In the year ended December 31, 2001, OpenTV received $7.7 million from the exercise of warrants to purchase 1,301,126 Class A ordinary shares. In October 2001, OpenTV issued 148,299 Class A ordinary shares in exchange for the cashless exercise of warrants to purchase 450,450 Class A ordinary shares. The remainder of the unexercised warrants expired in October 2001.

Performance Warrant

In December 1999, OpenTV issued warrants to purchase 700,000 Class A ordinary shares at $5.55 per share to General Instrument Corporation which expired in December 2002 without being exercised. The fair value attributable to the performance warrants of $37.5 million was recorded in the year ended December 31, 1999. The fair value of the warrants associated with achievement of a future event was calculated at each reporting date using the Black-Scholes option pricing model. As a result, the warrant expense fluctuated as the fair market value of our Class A ordinary shares fluctuated. A total of $24.9 million was amortized as non-cash warrant expense for the year ended December 31, 2000. The unamortized balance of $7.9 million was credited to additional paid-in capital in 2000 due to the change in the value of the shares.

Warrants from Spyglass Acquisition

In October 1998, General Instrument acquired warrants to purchase shares of Spyglass. These warrants were assumed by OpenTV in connection with the acquisition of Spyglass and now represent warrants (expiring in December 2003) to purchase 506,520 Class A ordinary shares. The exercise prices of these warrants are $18.24 to $20.43 (subject to adjustment in certain circumstances) and all are fully vested.

Agreements with General Instrument and Motorola

In November 2000, OpenTV entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc. dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture that will provide integration and testing services for cable and satellite operators. OpenTV contributed 370,858 of its Class A ordinary shares to this venture and these shares were then transferred by the venture to General Instrument in exchange for a three-year license of certain General Instrument patents on a royalty-free, worldwide, non-exclusive basis. The value of the shares was $8.1 million and this amount was included as patents in intangible assets in OpenTV’s consolidated balance sheet. At December 31, 2002, 2001 and 2000, the carrying value of Motorola’s minority interest in the venture of $1.2 million, $1.8 million and $2.0 million, respectively, was shown as a separate line in the consolidated balance sheets.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

EchoStar Joint Venture

In February 2000, OpenTV entered into an agreement with EchoStar Communications Corporation (“ECC”), EchoStar Satellite Corporation and EchoStar Technologies Corporation (collectively, “EchoStar”) to develop a low-cost, hard-drive set-top box for the mass TV-viewing market. EchoStar contributed to a newly formed subsidiary of ECC (“OpenStar”), a non-exclusive, perpetual, royalty-free worldwide license to all of EchoStar’s existing intellectual property which enables hard drive functionality in a satellite receiver. Immediately following the formation of OpenStar, OpenTV purchased 50% of the OpenStar shares from ECC, in exchange for 2,252,252 of OpenTV Class A ordinary shares and contribution to OpenStar of a non-exclusive, perpetual, royalty-free, worldwide license to certain OpenTV intellectual property. Those shares were released from escrow in December 2000, when EchoStar had met certain milestones relating to the deployment of OpenTV-enabled set-top boxes. The value recorded for those shares of $38.1 million was based on the market price of OpenTV Class A ordinary shares on the date the shares were released from escrow and was allocated to intangible assets in the consolidated balance sheet. As of December 31, 2002, the carrying value of the intangible assets had been reduced to zero.

Employee Settlement

In August 2000, OpenTV settled a wrongful dismissal case with a former employee for a cash payment of $0.1 million and options to purchase 41,875 shares of the Class A Common Stock of OpenTV, Inc. at an exercise price of $1.05 per share. The total cost of this settlement of $1.6 million was charged to expense with a corresponding credit of $1.5 million to additional paid-in capital.

Share-based Compensation

The share-based compensation amounts are being amortized in accordance with FIN 28 over the vesting period of the option life, which is generally four years. Share-based compensation expense was $3.0 million, $9.6 million and $14.4 million in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, OpenTV had total unamortized deferred share-based compensation of $0.2 million which will be amortized in 2003. During the years ended December 31, 2002, 2001 and 2000, total deferred compensation was reduced by $0.9 million, $3.0 and $6.2 million, respectively, and capital surplus was credited by a similar amount due to the termination of certain employees.

Note 10.    Employee Option Plans

Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/Share Issuance Plan (the “1999 Plan”), (ii) the Amended and Restated OpenTV, Inc. 1998 Option/Stock Issuance Plan (the “1998 Plan”), (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), (iv) option plans assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Plans”), and (v) option plans assumed in connection with the CableSoft merger (the “Assumed CableSoft Plans”).

OpenTV issues options from the 1999 Plan. The compensation committee of OpenTV’s board of directors administers the 1999 Plan. The committee has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 1999 Plan. The committee has discretion to determine grant recipients, vesting requirements, exercise prices and other terms and conditions of award eligibility. The options may be incentive stock options or non-statutory options. Consistent with the foregoing, options have generally

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with OpenTV and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with OpenTV. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of December 31, 2002, options to purchase 4,510,071 Class A ordinary shares were outstanding under the 1999 Plan.

OpenTV also issues options from the 2001 Plan. Under the 2001 Plan the compensation committee of OpenTV’s board of directors has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 2001 Plan. Only non-statutory options can be granted. A total of 500,000 Class A ordinary shares has been reserved for issuance under the 2001 Plan, and as of December 31, 2002, options to purchase 114,540 Class A ordinary shares were outstanding.

Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A Common Stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by OpenTV and these options thereafter represented the right to purchase under the 1999 Plan an identical number of Class A ordinary shares of OpenTV. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by OpenTV. The 1998 Plan will remain in existence for the sole purpose of governing those remaining options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance under the 1998 Plan. As of December 31, 2002, options to purchase 149,000 shares of OpenTV, Inc.’s Class A Common Stock were outstanding under the 1998 Plan.

All of the options to purchase Spyglass common stock outstanding under the Assumed Spyglass Plans were converted in the Spyglass merger, and all of the options to purchase CableSoft common stock outstanding under the Assumed CableSoft Plans were converted in the CableSoft merger, into options to purchase OpenTV Class A ordinary shares. As of December 31, 2002, options to purchase 927,299 and 48,084 of OpenTV Class A ordinary shares were outstanding under the Assumed Spyglass Plans and the Assumed CableSoft Plans (collectively, the “Assumed Plans”). The Assumed Plans will remain in existence for the sole purpose of governing these remaining options, until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options awarded under the Assumed Plans that are forfeited or cancelled will no longer be available for issuance under Assumed Plans, and no new options will be granted to employees under the Assumed Plans.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Activity under the Plans was as follows:

	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, December 31, 1999	1,545,167	5,558,286		$4.21

Additional options reserved under 1999 Plan	1,780,000	—
Options related to Spyglass acquisition	—	2,023,219	$0.21–$83.96	$23.35
Options related to Cablesoft acquisition	—	148,031	$1.95	$1.95
Options granted	(1,784,203)	1,784,203	$17.63–$94.56	$53.76
Options exercised	—	(1,442,497)	$0.21–$48.89	$3.25
Options cancelled	683,002	(878,051)	$1.05–$94.56	$20.17

Balances, December 31, 2000	2,223,966	7,193,191		$20.08

Options reserved at inception of 2001 Plan	500,000	—
Options granted	(3,531,628)	3,531,628	$4.77–$21.50	$10.32
Options exercised	—	(1,069,009)	$0.21–$18.31	$3.14
Options cancelled	1,408,883	(1,759,481)	$1.05–$94.56	$32.26

Balances, December 31, 2001	601,221	7,896,329		$15.64

Options granted	(179,480)	179,480	$5.55–8.30	$5.90
Options exercised	—	(153,703)	$1.05–$6.00	$2.31
Options cancelled	1,979,447	(2,173,112)	$1.05–81.54	$14.41

Balances, December 31, 2002	2,401,188	5,748,994		$16.35

The above table includes OpenTV, Inc. options pursuant to the 1998 Plan of which 3,000 shares were exercised in 2002 and 26,208 shares were exercised in 2000.

The following table summarizes information with respect to options outstanding at December 31, 2002:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0–$10	3,647,465	7.25	$6.16	2,561,608	$5.11
$11–$20	907,460	6.91	$15.20	768,753	$15.24
$21–$30	134,954	7.79	$23.56	85,647	$24.17
$31–$40	294,577	7.74	$33.34	177,904	$33.38
$41–$50	325,719	7.46	$45.22	243,277	$45.13
$51–$60	330,754	7.52	$54.25	182,691	$54.24
$61–$100	108,065	7.19	$83.52	17,984	$85.69

	5,748,994			4,037,864

At December 31, 2002, 2001 and 2000 vested options to purchase 4,037,864, 3,169,276 and 2,945,643 ordinary shares, respectively, were unexercised.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 11.    Income Taxes

The components of loss before income taxes and cumulative effect of accounting change, net of tax were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
United States	$(587,674)	$(1,296,225)	$(213,196)
International	(83,497)	(13,911)	(29,512)

	$(671,171)	$(1,310,136)	$(242,708)

The provision (benefit) for income taxes was comprised of following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
United States	$—	$—	$125
International	1,341	1,320	820
State	200	100	200

	1,541	1,420	1,145
Deferred
United States	—	(7,274)	(1,654)

Provision (benefit)	$1,541	$(5,854)	$(509)

The provision (benefit) for income taxes differed from the amount computed by applying the statutory United States Federal income tax rate to loss before income taxes and cumulative effect of accounting change, net of tax as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
Income tax (benefit) at the federal statutory rate of 35%	$(234,910)	$(458,548)	$(84,948)
Amortization and impairment of goodwill	180,075	423,760	59,747
Amortization of share-based compensation	816	3,356	4,541
International losses	23,519	4,869	10,329
Change in valuation allowance	29,132	20,605	12,142
Other	2,909	104	(2,320)

	$1,541	$(5,854)	$(509)

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current deferred tax asset (liability), net
Deferred revenue	$4,912	$2,739	$2,258
Accrued liabilities and reserves	7,278	3,033	1,497
Unrealized investment gains	—	—	(8,006)
Valuation allowance	(12,190)	(5,772)	(1,459)

	$—	$—	$(5,710)

Long-term deferred tax asset (liability), net
Share-based compensation	$174	$2,674	$2,674
Depreciation and amortization	5,276	2,397	177
Acquired intangibles	(6,472)	(4,952)	(8,752)
Net operating loss carryforwards	82,704	40,783	33,996
Various credit carryforwards	3,000	2,000	1,550
Valuation allowance	(84,682)	(42,902)	(23,935)

	$—	$—	$5,710

OpenTV provided a full valuation allowance on deferred tax assets in excess of deferred tax liabilities because of its limited operating history, cumulative losses and uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2002, OpenTV had approximately $370 million and $130 million, respectively, of Federal and state net operating loss carryforwards. These carryforwards expire between 2009 and 2022 for Federal tax purposes and 2003 and 2012 for state tax purposes if not utilized. The use of the net operating losses is subject to certain limitations and may be subject to further limitations as a result of changes in ownership as defined by Federal and state tax law.

Note 12.    Commitments and Contingencies

Operating Leases

OpenTV leases its facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia. These leases expire between January 2003 and June 2010. Total rent expense, net of sublease amounts, was $8.5 million, $8.2 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The sublease amounts were $0.2 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Future minimum payments under non-cancelable operating leases as of December 31, 2002 were as follows (in millions):

Year ending December 31,	Minimum Commitments
2003	$8.8
2004	7.3
2005	2.7
2006	1.7
2007	1.1
Thereafter	2.5

$24.1

Of this amount $12.0 million was included in accrued restructuring in the consolidated balance sheet as of December 31, 2002. In March 2003, OpenTV signed a lease agreement for office space in San Francisco for a new headquarters location. The lease provides for an initial nominal rent period with total aggregate lease payments of $9.0 million plus operating expenses over the seven-year term of the lease.

Other Commitments

In the ordinary course of business OpenTV and certain of its subsidiaries enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, consulting and other services. Minimum commitments under these arrangements as of December 31, 2002 were $9.1 million, $4.3 million and $2.4 million for the three years ending December 31, 2003, 2004 and 2005, respectively.

As of December 31, 2002, OpenTV had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of OpenTV’s leased properties and OpenTV had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

In March 1998, OpenTV entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted OpenTV a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’s Java technology. Subsequent amendments extended OpenTV’s license through December 2006. As amended, the agreement requires OpenTV to make a payment of $4.0 million to Sun Microsystems in February 2007, less any amounts previously paid for support and royalty fees, which have been nominal to date.

Contingencies

On February 7, 2002, OpenTV, Inc. filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit, captioned OpenTV, Inc. v. Liberate Technologies, Case No. C-02-0655, is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Liberate Technologies remaining in the counterclaim. OpenTV believes OpenTV, Inc.’s lawsuit is meritorious and intends to vigorously pursue prosecution of its claims against Liberate Technologies. In addition, OpenTV believes that OpenTV, Inc. has meritorious defenses to the counterclaims brought against it and will defend itself vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome or estimate its potential liability, if any.

In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for OpenTV’s initial public offering, OpenTV and various of OpenTV’s officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of OpenTV’s initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against OpenTV’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. However, the Court has given plaintiffs an opportunity to amend their claims in order to state a claim. OpenTV believes that it has meritorious defenses to the claims asserted in this matter and will defend itself vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome or estimate its potential liability, if any.

In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims against the company and the individual defendants under Sections 11 and 15 of the Securities Act of 1933. The Court granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against the company and one individual defendant, and denied that motion against the other individual defendant and 59 individual defendants in the related cases, on the basis that the respective amended complaints alleged that the individuals sold stock. The Court granted the motion to dismiss the claims under Section 20(a) of the Securities Exchange Act of 1934. OpenTV believes that Wink Communications has

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome or estimate its potential liability, if any.

On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, its directors and OpenTV. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the merger agreement and that, in approving the merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that OpenTV aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the potential merger could not occur without OpenTV’s participation. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. OpenTV believes that the allegations are without merit and intends to defend against the complaint vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome or estimate its potential liability, if any.

On April 1, 2003, James Brown, one of OpenTV’s former executive officers, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against OpenTV, Inc. in connection with the termination of his employment with OpenTV, Inc. in January 2003. The lawsuit alleges, among other things, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages, wrongful termination in violation of public policy and the intentional infliction of emotional distress. OpenTV believes that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome or estimate its potential liability, if any.

On March 3, 2003, Thomas Weisel Partners LLC filed a demand for arbitration against OpenTV’s subsidiary, OpenTV, Inc., asserting claims for breach of contract and other legal and equitable claims arising from the acquisition of Wink Communications by OpenTV U.S. Holdings, Inc., another one of OpenTV’s subsidiaries. The arbitration, styled Thomas Weisel Partners LLC v. OpenTV, Inc., is pending in a JAMS Alternative Dispute Resolution forum in San Francisco, California. The demand alleges that OpenTV, Inc. failed to pay Thomas Weisel Partners LLC $1,903,624 upon the acquisition of Wink Communications as required by the terms of a letter agreement between the parties, and seeks undisclosed damages. OpenTV believes that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to predict the likelihood of a favorable outcome.

On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC (“PMC”) alleging that DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States patents assigned or licensed to PMC. Though Wink Communications is not a defendant in the suit, PMC may allege certain products of Wink Communications, possibly in combination with the products provided by the defendants, infringe PMC’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, OpenTV’s business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in OpenTV’s consolidated financial statements for this matter. OpenTV is unable to estimate its potential liability, if any.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates OpenTV technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case OpenTV’s business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, OpenTV’s business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case OpenTV’s business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe any of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, OpenTV’s business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in OpenTV’s consolidated financial statements for these matters. OpenTV is unable to estimate its potential liability, if any.

OpenTV may incur substantial expenses in defending against these and other third party claims. In this regard, OpenTV’s subsidiaries routinely are required to indemnify customers and licensees with respect to potential patent, intellectual property rights and other claims arising from products or services provided to such customers and licensees. These indemnification obligations may extend to the costs of defending customers and licensees against claims related to products or services provided by OpenTV’s subsidiaries. The costs of defending against third party claims of any type, including those specifically described above, may be significant even if OpenTV and it subsidiaries are not found to have legal liability in connection with such claims. In the event of a determination adverse to OpenTV and/or its subsidiaries resulting from any such proceeding or claim, OpenTV may incur substantial monetary liability or be required to change its business practices. Accordingly, any such legal proceedings, claims or determinations could have a material effect on its business performance or on its financial position, results of operations or cash flows.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 13.    Comprehensive Loss

The components of comprehensive loss, net of income taxes, were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
Net loss	$(802,564)	$(1,304,282)	$(242,199)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	673	(337)	(394)
Unrealized gains (losses) on investments, net of income taxes	790	485	(10,993)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	(880)	—	—
Reclassification for realized losses from sale of marketable equity securities, net of income taxes	—	11,117	—

Comprehensive loss	$(801,981)	$(1,293,017)	$(253,586)

Note 14.    Related Party Transactions

The table below reflects transactions involving the following related parties during the periods indicated (in thousands):

Related Party	Nature of Transaction	Year Ended December 31,
		2002	2001	2000
Shareholders:
MIHL and its affiliates	Royalties, license fees and services and support revenue	$1,429	$5,938	$1,631
	Indirect royalties*	—	586	1,370

Liberty Broadband	Management expense	527	—	—
	Transaction expenses for ACTV acquisition	1,059	—	—

Motorola and General Instrument	License fees and services revenue	6,772	8,556	9,040
	Equipment purchases	1,892	2,182	—

EchoStar	Royalties, license fees and services and support revenue	3,668	3,501	1,073

America Online	Services revenue	—	865	—

Sun Microsystems	Software technology license and equipment purchases	141	318	333
Equity Investments:
WOW TV	Services revenue	399	893	60

*	Two customers sold set-top boxes to affiliates of MIHL and paid royalties to OpenTV. Effective April 1, 2001, the affiliates of MIHL paid all royalties directly to OpenTV.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In August 2002, OpenTV entered into various agreements with MIHL and its affiliates. Pursuant to a License Agreement, OpenTV licensed certain software and applications to MIHL and its affiliates in exchange for an up-front fee of approximately $4.4 million, which has been accounted for as a capital contribution in the consolidated balance sheet. In addition, OpenTV agreed to provide certain porting and customization services for a fixed fee of $300,000 and affiliates of MIHL will pay annual maintenance and support fees of up to $585,200 per annum. OpenTV further entered into a Master Carriage Agreement and an Omnibus Agreement. These two agreements had the effect, among other things, of (a) requiring that MIHL and its affiliates continue to use OpenTV’s technology throughout the remaining term of certain existing contracts between OpenTV and MIHL and its affiliates, and (b) amending in various respects certain existing agreements between OpenTV and MIHL and its affiliates.

The related party payable relating to Liberty Broadband and the related parties receivable relating to MIHL and its affiliates are shown in a separate line in OpenTV’s consolidated balance sheets. The receivables from all other related parties were $1.7 million as of December 31, 2002. Deferred revenue from EchoStar was $6.9 million as of December 31, 2002.

In April 2002, OpenTV entered into agreements with certain of its executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control of OpenTV. OpenTV’s obligation to make these payments was triggered on August 27, 2002 when Liberty Media acquired MIHL’s controlling ownership stake in OpenTV. OpenTV recorded compensation expense of $2.1 million during the year ended December 31, 2002 for the payments made under such agreements. Pursuant to a reimbursement agreement with MIHL, MIHL reimbursed OpenTV for these retention payments, which have been reflected as a capital contribution in the consolidated balance sheet.

In June 2000, OpenTV entered into an employment agreement with James Ackerman, the Chief Executive Officer and a member of OpenTV’s board of directors, pursuant to which OpenTV agreed, among other things, (a) to provide an interest-free relocation loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. In January 2001, 25% of the cash portion of the loan was forgiven and 14,525 Class A ordinary shares were issued. In January 2002, another 25% of the loan amount was forgiven and 17,830 Class A ordinary shares were issued. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A ordinary shares were also reported as compensation expense.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 15.    Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires enterprises to report information about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach. OpenTV’s Chief Executive Officer reviews revenues by both geography and customer, and OpenTV does not have separately reportable operating segments. Therefore, OpenTV believes that it operates in a single industry segment.

OpenTV’s revenues by geographic area based on the location of customers were as follows (in millions):

	Year Ended December 31,
	2002	%	2001	%	2000	%
			(As restated)
Europe, Africa and Middle East	$31.0	52%	$42.8	49%	$39.1	62%
Americas	21.3	36%	31.2	36%	18.6	30%
Asia Pacific	7.4	12%	12.9	15%	5.4	8%

	$59.7	100%	$86.9	100%	$63.1	100%

Americas include United States revenue of $14.6 million, $30.2 million and $18.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Two customers accounted for 11% each of revenues for the year ended December 31, 2002. One customer accounted for 10% of revenues for the year ended December 31, 2001. One customer accounted for 14% of revenues for the year ended December 31, 2000.

Five customers from whom OpenTV received royalties sell set-top boxes to British Sky Broadcasting. These customers accounted for 7%, (2%) due to application of EITF 01-09 and 26% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Two customers accounted for 15% and 17% of net accounts receivable, respectively, as of December 31, 2002.

Additional summarized information by geographic area was as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Capital expenditures, net:
United States	$5.1	$11.9	$9.5
Other countries	2.6	2.3	1.2

	$7.7	$14.2	$10.7

	December 31,
	2002	2001	2000
		(As restated)	(As restated)
Long-lived assets(1):
United States	$81.9	$666.2	$1,900.7
Other countries	12.8	61.0	1.3

	$94.7	$727.2	$1,902.0

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 16.    Restatement for Exchangeable Shares

OpenTV historically accounted for exchanges by holders of stock in OpenTV, Inc., a subsidiary of OpenTV, for stock of OpenTV at historical cost as OpenTV believed that such exchanges pursuant to existing share exchange arrangements were non-substantive in nature. OpenTV has determined that it is appropriate to account for such exchanges at fair value and has restated its consolidated financial statements to reflect such. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of shares of OpenTV Corp. stock issued to effect the exchange multiplied by the market price of OpenTV stock on that date. As a result of applying purchase accounting to the exchanges, OpenTV recorded additional amounts of goodwill and amortization of such goodwill in the periods presented.

As a result of the additional goodwill, OpenTV reassessed the recoverability of such amount as of December 31, 2001 under SFAS 121. While the previously performed recoverability assessment did not result in the need to record an impairment, the effect of recording the additional goodwill resulted in an impairment as estimated cash flows were less than the carrying value of goodwill. The impairment was measured as the difference between the carrying value of goodwill and its fair value. Fair value was estimated based on the discounted estimated cash flows of the enterprise. Accordingly, OpenTV has further adjusted its historical financial statements to report an impairment charge on its goodwill during the fourth quarter of the year ended December 31, 2001 of $816.2 million and has reduced the amount reported for the transitional impairment charge as of January 1, 2002 from $931.3 million to $129.9 million for the adoption of SFAS 142.

The effect of these restatements was as follows (in millions, except for per share amounts):

	2001		2000
Consolidated Statements of Operations For the Year Ended December 31	As originally reported	As restated	As originally reported	As restated
Impairment of goodwill	$—	$816.2	$—	$—
Amortization of goodwill	390.8	394.5	169.3	170.7
Total operating expenses	557.2	1,368.8	304.9	306.3
Loss from operations	(461.9)	(1,281.9)	(241.8)	(243.2)
Loss before income taxes	(490.2)	(1,310.1)	(241.3)	(242.7)
Net loss	(484.3)	(1,304.3)	(240.8)	(242.2)
Net loss per share, basic and diluted	(7.13)	(19.20)	(4.61)	(4.64)

Comprehensive loss, net of income taxes	(473.0)	(1,293.0)	(252.2)	(253.6)

	2001		2000
Consolidated Balance Sheets As Of December 31	As originally reported	As restated	As originally reported	As restated
Goodwill, net	$1,435.7	$634.3 *	$1,788.9	$1,804.6
Total assets	1,767.6	966.2	2,181.4	2,197.1
Total shareholders’ equity	1,729.8	928.4	2,142.2	2,157.9
Total liabilities, minority interest and shareholders’ equity	1,767.6	966.2	2,181.4	2,197.1

*	Reflects the net effect of a $14.8 million increase for the effect of accounting for the shares of OpenTV stock issued pursuant to the share exchange arrangements at fair value, net of the $816.2 million impairment of the resulting goodwill.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 17.    Quarterly Consolidated Financial Data (Unaudited)

The following table presents OpenTV’s operating results for each of the eight quarters in the period ending December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period.

As a result of the adoption of EITF 01-09, the revenues for the quarter ended March 31, 2001 have been reduced by $8.4 million relating to a one-time payment for marketing the BSkyB hard-drive set-top box. There was no effect on net loss for the quarter.

The quarterly consolidated financial information as originally presented has been restated for the correction in accounting for the exchangeable shares and the goodwill impairment as discussed in Note 16. The effect of the restatement for 2002 was to decrease the cumulative effect of the accounting change by $801.4 million in the first quarter and to increase the net loss by $0.3 million due to additional impairment of goodwill in the third quarter. The effect of the restatement for 2001 was to increase the net loss by $0.9 million in the first and second quarters and by $1.0 million in the third and fourth quarters relating to additional amortization of goodwill and to increase the net loss in the fourth quarter by $816.2 million due to impairment of goodwill.

The quarterly information is as follows (in thousands, except for share and per share amounts):

	December 31	September 30		June 30	March 31
2002 Quarter Ended		As originally reported	As restated		As originally reported	As restated
Net revenues	$13,166	$13,447	$13,447	$14,146	$18,927	$18,927
Net loss:
Before cumulative effect of accounting change	(43,002)	(567,476)	(567,771)	(23,960)	(37,979)	(37,979)
Cumulative effect of accounting change, net of tax	—	—	—	—	(931,267)	(129,852)

	$(43,002)	$(567,476)	$(567,771)	$(23,960)	$(969,246)	$(167,831)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.60)	$(7.87)	$(7.88)	$(0.33)	$(0.53)	$(0.53)
Cumulative effect of accounting change, net of tax	—	—	—	—	(13.07)	(1.83)

	$(0.60)	$(7.87)	$(7.88)	$(0.33)	$(13.60)	$(2.36)

Shares used in per share calculation—basic and diluted	72,106,061	72,089,644	72,089,644	71,906,785	71,253,916	71,253,916

	December 31		September 30		June 30		March 31
2001 Quarter Ended	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Net revenues	$25,082	$25,082	$25,076	$25,076	$22,767	$22,767	$22,377	$14,002
Net loss	(114,656)	(931,855)	(118,534)	(119,486)	(120,175)	(121,112)	(130,940)	(131,829)
Net loss per share, basic and diluted:	(1.62)	(13.20)	(1.71)	(1.72)	(1.82)	(1.83)	(1.99)	(2.01)
Shares used in per share calculation—basic and diluted	70,574,235	70,574,235	69,342,388	69,342,388	66,087,196	66,087,196	65,746,923	65,746,923