Form 10-Q
period 2003-03-31
OPENTV CORP
filed 2003-05-15
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission file number: 001-15473

OPENTV CORP.
 (Exact name of registrant as specified in its charter)

British Virgin Islands	98-0212376
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

275 Sacramento Street
San Francisco, California 94111
(415) 962-5000
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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

          As of April 30, 2003, the registrant had outstanding (not including 54,247 Class A ordinary shares held in treasury as of that date):

41,605,203 Class A ordinary shares, no par value; and

30,631,746 Class B ordinary shares, no par value

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,574	$38,568
Short-term marketable debt securities	14,402	26,940
Accounts receivable, net of allowance for doubtful accounts of $1,456 and $1,966 at March 31, 2003 and December 31, 2002, respectively	13,692	10,672
Prepaid expenses and other current assets	3,862	4,304

Total current assets	74,530	80,484
Long-term marketable debt securities	17,033	22,199
Property and equipment, net	12,896	15,020
Goodwill, net	44,957	45,416
Intangible assets, net	24,614	28,354
Other assets	5,231	5,863

Total assets	$179,261	$197,336

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,187	$5,252
Accrued liabilities	25,036	22,845
Accrued restructuring	15,519	14,615
Due to Liberty Broadband	1,156	1,156
Current portion of deferred revenue	6,498	6,340

Total current liabilities	51,396	50,208
Deferred revenue, less current portion	5,281	4,886

Total liabilities	56,677	55,094
Minority interest	1,198	1,246
Shareholders' equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 41,780,852 and 41,587,033 shares issued and outstanding, including treasury shares, in 2003 and 2002, respectively	2,143,272	2,143,124
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	461,724	461,263
Treasury shares at cost, 54,247 and 50,629 shares in 2003 and 2002, respectively	(16)	(16)
Deferred share-based compensation	(162)	(221)
Accumulated other comprehensive income	281	494
Accumulated deficit	(2,519,666)	(2,499,601)

Total shareholders' equity	121,386	140,996

Total liabilities, minority interest and shareholders' equity	$179,261	$197,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarter Ended March 31,

	2003	2002

Revenues:
Royalties	$6,126	$8,309
Services, support and other	5,324	6,215
Channel fees	2,858	2,658
License fees	1,038	1,745

Total revenues (inclusive of $3,610 and $2,899 of related party revenues)	15,346	18,927
Operating expenses:
Cost of revenues(1)	11,547	10,054
Research and development(2)	5,419	9,714
Sales and marketing(3)	4,908	9,242
General and administrative(4)	4,437	4,650
Restructuring costs	6,927	9,620
Amortization of intangible assets	2,400	3,819

Total operating expenses	35,638	47,099

Loss from operations	(20,292)	(28,172)
Interest income	459	1,397
Other income (expense), net	(19)	17
Impairment of equity investments	—	(5,500)
Share of losses of equity investee	—	(5,549)
Minority interest	48	147

Loss before income taxes and cumulative effect of accounting change	(19,804)	(37,660)
Income tax expense	(261)	(319)

Loss before cumulative effect of accounting change	(20,065)	(37,979)
Cumulative effect of accounting change, net of tax	—	(129,852)

Net loss	$(20,065)	$(167,831)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.28)	$(0.53)
Cumulative effect of accounting change, net of tax	—	(1.83)

	$(0.28)	$(2.36)

Shares used in per share calculation, basic and diluted	72,275,480	71,253,916

(1) Inclusive of $40 and $487 of share-based compensation for the quarter ended March 31, 2003 and 2002, respectively.
(2) Inclusive of $25 and $142 of share-based compensation for the quarter ended March 31, 2003 and 2002, respectively.
(3) Inclusive of $11 and $128 of share-based compensation for the quarter ended March 31, 2003 and 2002, respectively.
(4) Inclusive of $18 and $408 of share-based compensation for the quarter ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended March 31,

	2003	2002

Cash flows used in operating activities:
Net loss	$(20,065)	$(167,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	—	129,852
Depreciation and amortization of property and equipment	1,968	2,336
Amortization of intangible assets	3,807	5,091
Amortization of share-based compensation	94	1,165
Non-cash employee compensation	188	188
Provision for doubtful accounts	105	107
Non-cash restructuring costs	494	1,969
Impairment of equity investments	—	5,500
Share of losses of equity investee	—	5,549
Minority interest	(48)	(147)
Changes in operating assets and liabilities:
Accounts receivable	(3,125)	2,324
Due from MIH Limited entities	—	2,535
Prepaid expenses and other current assets	442	(821)
Accounts payable	(1,927)	(538)
Accrued liabilities	2,132	(1,655)
Accrued restructuring	904	5,662
Deferred revenue	553	611
Other assets	1,021	562

Net cash used in operating activities	(13,457)	(7,541)
Cash flows provided from investing activities:
Purchase of property and equipment	(396)	(3,340)
Proceeds from sale of marketable debt securities	25,335	40,276
Purchase of marketable debt securities	(7,800)	(27,628)
Private equity investments	—	(3,000)
Other	30	(78)

Net cash provided from investing activities	17,169	6,230
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	—	294
Capital contribution from MIH Limited	419	—

Net cash provided from financing activities	419	294
Effect of exchange rate changes on cash and cash equivalents	(125)	288

Net increase (decrease) in cash and cash equivalents	4,006	(729)
Cash and cash equivalents, beginning of period	38,568	69,249

Cash and cash equivalents, end of period	$42,574	$68,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note 1.  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          The accompanying condensed consolidated financials statements include the accounts of OpenTV Corp. together with its wholly-owned and majority-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Note 2.  Significant Accounting Policies

          Share-based Compensation

          We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was effective for the year ended December 31, 2002. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option.  Had compensation cost for share-based compensation plans and the OpenTV, Inc. 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Quarter Ended March 31,
	2003	2002

Net loss, as reported	$(20.1)	$(167.8)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	0.1	1.2
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.5)	(5.4)

Pro-forma net loss	$(21.5)	$(172.0)

Net loss per share, basic and diluted:
As reported	$(0.28)	$(2.36)

Pro-forma	$(0.30)	$(2.41)

          These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

          We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Quarter Ended
March 31, 2002
Risk-free interest rate	2.23%-2.25%
Average expected life (months)	60
Volatility	101%
Dividend yield	-

          The weighted average fair value of options granted during the quarter ended March 31, 2002 was $6.29.  There were no options granted during the three months ended March 31, 2003.

          We calculated the fair value of purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions:

Quarter Ended
March 31, 2002
Risk-free interest rate	2.21%
Average expected life (months)	6
Volatility	78%
Dividend yield	-

          The weighted average fair value of purchase rights granted during the quarter ended March 31, 2002 was $2.80.  There were no purchase rights granted during the three months ended March 31, 2003.

          Recent Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance in Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.   The adoption of SFAS 146 did not have a material impact on our financial position, results of operations, and cash flows.

          In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on our financial position, results of operations, and cash flows.

          In January 2003, the EITF published EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 14, 2003.  We are currently evaluating the impact the adoption of this issue will have on our financial position, results of operations and cash flows.

Note 3.  Intangible Assets, net

          The components of intangible assets, excluding goodwill, were as follows (in millions):

		March 31, 2003			December 31, 2002

	Useful life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount

Intangible assets:
Patents	3-5	$29.8	$(22.2)	$7.6	$8.7
Developed technologies	3-5	21.0	(14.5)	6.5	7.9
Contracts and relationships	3-5	19.5	(10.0)	9.5	10.6
Purchased technologies	3.5-5	0.7	(0.4)	0.3	0.4
Trademarks	3-5	1.2	(0.5)	0.7	0.8

		$72.2	$(47.6)	$24.6	$28.4

          The intangible assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization of intangible assets was $3.8 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively.  The estimated annual amortization expense through 2007 is as follows (in millions):

Year ending December 31,	Amortization Expense

2003 (Remaining nine months)	$9.9
2004	6.4
2005	3.6
2006	2.8
2007	1.9

$24.6

Note 4.  Restructuring Costs

          We monitor our organizational structure and associated operating expenses periodically.  Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs.  Any resulting restructuring accrual includes numerous estimates, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments.  These estimates could differ from actual results.  We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

          The following tables set forth the payments made during the first quarter of 2003 relating to various restructuring activities initiated since January 1, 2002 (in millions):

          January 2002 Restructuring

	Excess Facilities	Total

Balance, December 31, 2002	$1.0	$1.0
Cash payments	(0.2)	(0.2)

Balance, March 31, 2003	$0.8	$0.8

          The outstanding accrual for excess facilities relates to an operating lease obligation that continues through 2004.

          September 2002 Restructuring

	Employee Severance And Benefits	Excess Facilities	Total

Balance, December 31, 2002	$0.6	$1.6	$2.2
Cash payments	(0.2)	(0.2)	(0.4)

Balance, March 31, 2003	$0.4	$1.4	$1.8

          The outstanding accrual for employee severance and benefits is expected to be paid primarily in 2003 and the accrual for excess facilities relates to an operating lease obligation that continues through 2005.

          October 2002 Restructuring

	Employee Severance And Benefits	Excess Facilities	Legal Fees	Total

Balance, December 31, 2002	$1.3	$7.4	$0.2	$8.9
Cash payments	(0.6)	(0.2)	—	(0.8)

Balance, March 31, 2003	$0.7	$7.2	$0.2	$8.1

          The outstanding accrual for employee severance and benefits is expected to be paid in 2003 and the accrual for excess facilities relates to operating lease obligations that continue through 2006.

          Wink Restructuring

	Employee Severance And Benefits	Excess Facilities	Total

Balance, December 31, 2002	$0.4	$2.1	$2.5
Cash payments	(0.2)	(0.2)	(0.4)

Balance, March 31, 2003	$0.2	$1.9	$2.1

          The outstanding accrual for employee severance and benefits is expected to be paid in 2003 and the accrual for excess facilities relates to an operating lease obligation that continues through 2004.

          February 2003 Restructuring

          In February 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment.  The employee separation benefits included severance payments, medical and other related employee benefit obligations estimated at $4.7 million.  Facilities consolidation charges for the reduction of excess office space are estimated to be $1.7 million.  These costs included payments required under a non-cancelable lease contract, lease buyout costs, and shut-down costs.  Asset write-offs of $0.5 million were incurred in connection with leasehold improvement and other property and equipment that were abandoned.

          The following table sets forth the components of the first quarter 2003 restructuring charge and the payments made against the accrual through March 31, 2003 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Total

Restructuring provision	$4.7	$1.7	$0.5	$6.9
Cash payments	(2.3)	(1.4)	—	(3.7)
Non-cash charges	—	—	(0.5)	(0.5)

Balance, March 31, 2003	$2.4	$0.3	$—	$2.7

          The outstanding accrual for employee severance and benefits and for excess facilities costs are expected to be paid in 2003.

Note 5.  Net Loss Per Share

          Basic and diluted net loss per share are computed using the weighted-average number of ordinary shares outstanding during the years presented, net of ordinary shares subject to repurchase.  The following items as of March 31, 2003 and 2002 were not included in the computation of diluted net loss per share because the effect would be antidilutive:

	Quarter Ended March 31,

	2003	2002

Class A ordinary shares issuable upon exercise of stock options	4,314,712	7,382,835
Class A ordinary shares issuable upon exercise of warrants	506,520	681,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	900,094	1,005,802
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796

          Had such items been included in the calculation of diluted net loss per share, the weighted average shares used in the calculation would have been increased by approximately 8.5 million and 10.0 million in the quarters ended March 31, 2003 and 2002, respectively.

Note 6.  Comprehensive Loss

          The components of comprehensive loss, net of tax, were as follows (in thousands):

	Quarter Ended March 31,

	2003	2002

Net loss	$(20,065)	$(167,831)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(44)	124
Unrealized losses on investments, net of income taxes	(169)	(728)

Comprehensive loss	$(20,278)	$(168,435)

Note 7.  Segment Information

          SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information,” requires enterprises to report selected information about operating segments in interim financial reports.  It also establishes standards for related disclosures about products, geographic areas and major customers.  The method for determining what information to report is based upon the “management” approach.  Our Chief Executive Officer reviews revenues by both geography and customer, and we do not have separately reportable operating segments.  Therefore, we believe that we operate in a single industry segment.

          Our revenues by geographic area based on the location of customers were as follows (in millions):

	Quarter Ended March 31,

	2003	2002

Europe, Africa and Middle East	$7.6	$9.6
Americas	5.8	6.8
Asia Pacific	1.9	2.5

	$15.3	$18.9

          Americas include United States revenue of $4.6 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively.

          Three customers accounted for 11%, 11% and 11% of revenues, respectively, for the quarter ended March 31, 2003.  One customer accounted for 12% for the quarter ended March 31, 2002.

          Two customers accounted for 19% and 16% of net accounts receivable, respectively, as of March 31, 2003.

          Additional summarized information by geographic area is as follows (in millions):

	Quarter Ended March 31,

	2003	2002

Capital expenditures, net:
United States	$0.4	$2.8
Other countries	—	0.5

	$0.4	$3.3

March 31, 2003

Long-lived assets:
United States	$78.4
Other countries	9.3

$87.7

Note 8.  Commitments and Contingencies

Operating Leases

          We lease facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia.  These leases expire between April 2003 and January 2010.  Total rent expense was $2.1 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively.  There was no sublease income for the three months ended March 31, 2003 or 2002.

          Future minimum payments under non-cancelable operating leases as of March 31, 2003 were as follows (in millions):

Year ending December 31,	Minimum Commitments

2003 (Remaining nine months)	$6.1
2004	7.2
2005	3.3
2006	2.4
2007	1.8
Thereafter	4.4

$25.2

          Of this amount $10.4 million was included in accrued restructuring in the consolidated balance sheet as of March 31, 2003.

Other Commitments

          In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services.  Minimum commitments under these arrangements as of March 31, 2003 were $7.2 million for the remaining nine months of the year ending December 31, 2003 and $4.3 million and $2.4 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based on households or set-top boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $4 million for the nine months ending December 31, 2003 and $2 million and $1 million for the years ending December 31, 2004 and 2005, respectively.

          As of March 31, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the United States and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

          In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, nontransferable license to develop and distribute products based upon Sun Microsystems’s Java technology.  Subsequent amendments extended our license through December 2006.  As amended, the agreement requires us to make a payment of $4.0 million to Sun

Microsystems in February 2007, less any amounts previously paid for support and royalty fees, which have been nominal to date.

Contingencies

          On February 7, 2002, OpenTV, Inc. filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit, captioned OpenTV, Inc. v. Liberate Technologies, Case No. C-02-0655, is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. We believe OpenTV, Inc.’s lawsuit is meritorious and intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that OpenTV, Inc. has meritorious defenses to the counterclaims brought against it and will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

          In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. However, the Court has given plaintiffs an opportunity to amend their claims in order to state a claim. We believe that we have meritorious defenses to the claims asserted in this matter and will defend ourselves vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

          In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims against Wink Communications and the individual defendants under Sections 11 and 15 of the Securities Act of 1933. The Court granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant and 59 individual defendants in the related cases, on the basis that the respective amended complaints alleged that the individuals sold stock. The Court granted the motion to dismiss the claims under Section 20(a) of the Securities Exchange Act of 1934. We believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

          On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, its directors and us. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the merger agreement and that, in approving the merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that we aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the potential merger could not occur without our participation. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to defend against the complaint vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

          On April 1, 2003, James Brown, a former executive officer of us, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against OpenTV, Inc. in connection with the termination of his employment with OpenTV, Inc. in January 2003. The lawsuit alleges, among other things, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages, wrongful termination in violation of public policy and the intentional infliction of emotional distress. We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

          On March 3, 2003, Thomas Weisel Partners LLC filed a demand for arbitration against our subsidiary, OpenTV, Inc., asserting claims for breach of contract and other legal and equitable claims arising from the acquisition of Wink Communications by OpenTV U.S. Holdings, Inc., another one of our subsidiaries. The arbitration, styled Thomas Weisel Partners LLC v. OpenTV, Inc., is pending in a JAMS Alternative Dispute Resolution forum in San Francisco, California. The demand alleges that OpenTV, Inc. failed to pay Thomas Weisel Partners LLC $1,903,624 upon the acquisition of Wink Communications as required by the terms of a letter agreement between the parties, and seeks undisclosed damages. We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it and will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome.

          On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC (“PMC”) alleging that

DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States patents assigned or licensed to PMC.  Though Wink Communications is not a defendant in the suit, PMC may allege certain products of Wink Communications, possibly in combination with the products provided by the defendants, infringe PMC’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

          On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe any of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

          We may incur substantial expenses in defending against these and other third party claims. In this regard, our subsidiaries routinely are required to indemnify customers and licensees with respect to potential patent, intellectual property rights and other claims arising from products or services provided to such customers and licensees. These indemnification obligations may extend to the costs of defending customers and licensees against claims related to products or services provided by our subsidiaries. The costs of defending against third party claims of any type, including those specifically described above, may be significant even if we and our subsidiaries are not found to have legal liability in connection with such claims. In the event of a determination adverse to us and/or our subsidiaries resulting from any such proceeding or claim, we may incur substantial monetary liability or be required to change our business practices. Accordingly, any such legal proceedings, claims or determinations could have a material effect on our business performance or on our financial position, results of operations or cash flows.

Note 9.  Related Party Transactions

          The table below reflects transactions involving the following related parties during the periods indicated (in thousands):

		Quarter Ended March 31,

Related Party	Nature of Transaction	2003	2002

Shareholders:
Liberty Broadband	Management expense	$540	$—
Motorola and General Instrument	License fees and services revenue	1,730	1,775
	Equipment purchases	—	17
MIH Limited and its affiliates	License fees and services and support revenue	181	440
EchoStar	Royalties, license fees and services and support revenue	1,699	379
Sun Microsystems	Software technology license and equipment purchases	—	41
Equity Investments:
WOW TV	Services revenue	—	305

          The related party payable relating to Liberty Broadband is shown in a separate line in our condensed consolidated balance sheets.  The receivables from all other related parties aggregated $5.2 million as of March 31, 2003 and are shown in accounts receivable in our condensed consolidated balance sheets.  Deferred revenue from EchoStar was $7.6 million as of March 31, 2003.

          In April 2002, we entered into agreements with certain of our executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control.  Our obligation to make these payments was triggered on August 27, 2002 when Liberty Media acquired MIH Limited’s (“MIHL”) controlling ownership stake in us.   We recorded compensation expense of $0.2 million during the quarter ended March 31, 2003 for the payments made under such agreements.  Pursuant to a reimbursement agreement with MIHL, MIHL reimbursed us for these retention payments, which reimbursements have been reflected as a capital contribution in the condensed consolidated balance sheets.

          In June 2000, we entered into an employment agreement with James Ackerman, our Chief Executive Officer and a member of our board of directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period.  In January 2001, 25% of the cash portion of the loan was forgiven and 14,525 Class A ordinary shares were issued.  In January 2002, another 25% of the loan amount was forgiven and 17,830 Class A ordinary shares were issued. Another 25% of the loan amount was forgiven in January 2003 and 121,402 Class A ordinary shares were authorized to be issued in February 2003.  The amounts forgiven annually were reported as compensation expense.  The annual grants of Class A ordinary shares in 2001 and 2002 were reported as compensation expense and the grant of Class A ordinary shares authorized to be issued in 2003 is being reported as compensation expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Some but not all of the risks, uncertainties and other factors that could cause actual results or events to differ materially from those anticipated in such forward-looking statements are identified in Item 1 of OpenTV Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

          The following discussion should be read together with the Unaudited Condensed Consolidated Financial Statements and notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Overview

          We provide technology, content, applications, and professional services that enable digital television network operators in over sixty countries to deliver and manage interactive television services for their subscribers.  Our technology is available on all major digital television platforms – cable, satellite and terrestrial – and is currently deployed in the major geographic areas of the world.

          During 2002, reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers had a significant adverse effect on the interactive-television market, and on our operations.  As more fully described below, we expect this trend to continue throughout 2003 and until economic conditions improve for interactive television participants.

          Comparability of operating results between 2003 and 2002 is impacted by the acquisition of Wink Communications, which occurred in October 2002, and our restructuring initiatives, which were undertaken during the latter half of 2002 and the first quarter of 2003 and the impacts of which will continue in future periods.

          We earn significant revenues from customers who are also strategic investors in our business.  Revenues from these strategic investors during the periods indicated were as follows (in millions):

	Quarter ended March 31,
	2003	2002

Motorola and General Instrument	$1,730	$1,775
EchoStar	1,699	379
MIH Limited and its affiliates	181	440

Results of Operations for Three Months Ended March 31, 2003 and 2002

Revenues

          Revenues for the three months ended March 31, 2003, declined by $3.6 million from $18.9 million in 2002 to $15.3 million in 2003.  Revenues by line item were as follows (in millions):

	Three Months Ended March 31,

	2003	*	2002	*

Royalties	$6.1	40%	$8.3	44%
Services, support and other	5.3	35	6.2	33
Channel fees	2.9	19	2.7	14
License fees	1.0	6	1.7	9

	$15.3	100%	$18.9	100%

* Percent of total revenues

Royalties

          Due to the continued decline in the volume of set-top box shipments by our network operator customers, royalties for the three months ended March 31, 2003, declined by $2.2 million from $8.3 million in 2002 to $6.1 million in 2003. The decline was especially acute in Europe where total royalties declined by $1.8 million, or 38%, from the prior year.  In North America two networks reported shipments in 2003 compared with three networks in 2002 and this accounted for a decline in total royalties of $0.4 million.  In Asia Pacific the total royalties were approximately the same in 2003 and 2002.  Our shareholder, EchoStar, accounted for $1.6 million of total royalties for the three months ended March 31, 2003, compared with $0.3 million in 2002.  Five customers who sell set-top boxes to BSkyB accounted for $1.9 million of total royalties for the three months ended March 31, 2003, compared with $1.6 million in 2002.

          Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems.  Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be negatively impacted in the future.  As there are a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect future royalty revenues to remain generally consistent with current levels for the near term.

Services, support and other

          Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers and broadcasters.  As a result of the continued slowdown in spending among current and prospective customers, revenues in this category for the three months ended March 31, 2003, declined by $0.9 million from $6.2 million in 2002 to $5.3 million in 2003.  One of our strategic investors, General Instrument Corporation, and its parent company, Motorola, Inc., is one of our major customers for professional services and accounted for $1.7 million of revenue for the three months ended March 31, 2003, the same amount as in 2002.  We expect professional services sold to Motorola to reduce from their current levels through the remainder of 2003; and, in periods subsequent to 2003, the level of professional services sold to Motorola may further decline when the minimum guaranteed level of services provisions in the services agreement with Motorola lapse.

Channel fees

          Our Static subsidiary operates the PlayJam interactive games channel in the United Kingdom, France and the United States.  We receive revenue primarily from premium rate telephone calls that are placed by consumers, using the telephone or the remote-control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content.  For the three months ended March 31, 2003, channel fees increased by $0.2 million from $2.7 million in 2002 to $2.9 million in 2003.  Digital Interactive Television Group, a British telecommunications company that supports the collection of premium rate telephony charges for the PlayJam channel on BSkyB, accounted for $1.7 million of revenue for the three months ended March 31, 2003, the same amount as in 2002.

License fees

          We derive license fees from the sale of products such as Device Mosaic, OpenTV Streamer, OpenTV Software Developers Kit and various applications, including OpenTV Publisher.  These fees can vary greatly from quarter to quarter depending on whether any large size agreements occur.  Due to the continued slowdown in interactive-television-related spending by our customers, license fees for the three months ended March 31, 2003, declined by $0.7 million from $1.7 million in 2002 to $1.0 million in 2003.

Operating Expenses

          As a result of significant restructuring initiatives undertaken during 2002, our total operating expenses for the three months ended March 31, 2003, decreased by $11.5 million from $47.1 million in 2002 to $35.6 million in 2003.  The results for 2003 include the results of Wink Communications, which was acquired in October 2002.  Operating expenses by line item were as follows (in millions):

	Quarter Ended March 31,

	2003	2002

Cost of revenues	$11.6	$10.1
Research and development	5.4	9.7
Sales and marketing	4.9	9.2
General and administrative	4.4	4.7
Restructuring costs	6.9	9.6
Amortization of intangible assets	2.4	3.8

Total Operating Expenses	$35.6	$47.1

          Cost of revenues.  Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, the costs, including network infrastructure and bandwidth, of operating the PlayJam interactive games channel, and amortization of developed technology.

          Cost of revenues for the three months ended March 31, 2003, increased by $1.5 million from $10.1 million in 2002 to $11.6 million in 2003.  Wink Communications accounted for an increase of $2.6 million and amortization of developed technology accounted for an increase of $0.1 million.  The restructuring initiatives from 2002 accounted for the decrease of $1.2 million in all other expense items.

          Research and development.  Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

          Due to the significant restructuring initiatives in 2002, research and development expenses for the three months ended March 31, 2003, decreased by $4.3 million from $9.7 million in 2002 to $5.4 million in 2003.  Research and development activities are expected to remain more focused on near-term business opportunities through the remainder of 2003.

          Sales and marketing.  Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, sales commissions, and travel costs.

          Sales and marketing expenses for the three months ended March 31, 2003, decreased by $4.3 million from $9.2 million in 2002 to $4.9 million in 2003, primarily due to the significant restructuring initiatives in 2002 partially offset by an increase of $1.3 million as a result of the acquisition of Wink Communications.

         General and administrative.  General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

          General and administrative expenses for the three months ended March 31, 2003, decreased by $0.3 million from $4.7 million in 2002 to $4.4 million in 2003.  General and administrative expenses decreased as a result of the restructuring initiatives, partially offset by the costs associated with our public company reporting obligations during the quarter.

          Restructuring costs. In the quarter ended March 31, 2003, we implemented a reduction of approximately 70 people in our office in Paris, France.  This action also included the abandonment of an office lease and the write-down of fixed assets.  Total costs from this restructuring were estimated to be $6.9 million.

          In the quarter ended March 31, 2002, we announced a restructuring action which included the termination of approximately 50 people at various locations around the world, the abandonment of various office leases and the write-down of fixed assets.  The estimated cost of this restructuring action was $9.6 million.

          Amortization of intangible assets.  For the three months ended March 31, 2003, amortization of intangible assets decreased by $1.4 million from $3.8 million in 2002 to $2.4 million in 2003.  The decrease was due to completion of the amortization period for certain intangibles associated with the acquisition of Spyglass.

Other Income and Expense Items

          As a result of the decline in the total investment portfolio resulting from the acquisition of Wink Communications in October 2002 and the use of cash to support our operations, interest income for the three months ended March 31, 2003 was $0.5 million compared with $1.4 million for the three months ended March 31, 2002.   During 2002 all private-equity investments were written off, so there was no impairment of investments in equity investees or share of losses of equity investees in 2003 compared with an impairment of $5.5 million and our share of losses of equity investee of $5.5 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

          We invest a portion of our cash in debt instruments that are highly liquid, high-quality investment grade securities and that predominantly have maturities of less than two years.  As of March 31, 2003, we had cash and cash equivalents of $42.6 million, which was an increase of $4.0 million from December 31, 2002.  Taking into account short-term and long-term marketable debt securities of $31.4 million, our cash, cash equivalents and marketable debt securities were $74.0 million as of March 31, 2003, compared with $87.7 million as of December 31, 2002.

          Due to our continuing operating losses, cash used in operating activities was $13.5 million for the three months ended March 31, 2003, compared with $7.5 million for the three months ended March 31, 2002.  The increase in cash used in operating activities was the result of continued operating losses coupled with the cash outlays associated with our restructuring initiatives.

          Cash provided from investing activities was $17.2 million for the three months ended March 31, 2003, primarily due to the net sale of marketable debt securities.  In the three months ended March 31, 2002, the cash provided from investing activities was $6.2 million.

          Cash provided from financing activities was $0.4 million for the three months ended March 31, 2003, compared with $0.3 million for the three months ended March 31, 2002.

          As a result of restructuring payments required in 2003 and the acquisition of Wink Communications in late 2002, it is expected that the cash used in operating activities for the year ending December 31, 2003 will be in the range of $30 to $40 million, which is similar to the last two years. We expect that available cash resources will be sufficient to fund our operations for at least the next twelve months.  Our future capital requirements will depend on a variety of factors, including market acceptance of interactive television, the resources we devote to developing, marketing, selling and supporting our products, and other factors.

Operating leases

          We have various non-cancelable operating lease agreements for our worldwide offices which had the following commitments as of March 31, 2003 (in millions):

Year Ending December 31,	Minimum Commitments

2003 (Remaining nine months)	$6.1
2004	7.2
2005	3.3
2006	2.4
2007	1.8
Thereafter	4.4

$25.2

Other commitments

         In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services. Minimum commitments under these arrangements as of March 31, 2003 were $7.2 million for the remaining nine months of the year ending December 31, 2003 and $4.3 million and $2.4 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based on households or set-top boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $4 million for the nine months ending December 31, 2003 and $2 million and $1 million for the years ending December 31, 2004 and 2005, respectively.

          At March 31, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the U.S. and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks.  This exposure relates to our holdings of fixed income investment securities and assets and liabilities denominated in foreign currencies.

Fixed income investment risk

          We own a fixed income investment portfolio with various holdings, types and maturities.  These investments are generally classified as available-for-sale.  Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item titled “accumulated other comprehensive income.”

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

          The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2003 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

Issuer	Valuation of Securities if Interest Rates Decrease 1%	Fair Value as of March 31, 2003	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%

United States government and agencies	$22,074	$21,912	$21,739	$21,576
Corporate notes and bonds	7,568	7,513	7,441	7,380
Certificates of deposit	2,050	2,010	1,971	1,934

	$31,692	$31,435	$31,152	$30,890

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

Foreign currency exchange rate risk

          We transact business in various foreign countries.  Our functional currencies are generally the local currencies of the countries in which we have business units.  We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars.  We have a foreign currency exchange exposure management policy.  The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures.  The policy requires that the use of derivatives and other procedures qualify for hedge treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

          We regularly assess foreign currency exchange rate risk that results from our global operations.  We did not use foreign currency forward exchange contracts in hedging foreign currency exposures during the three months ended March 31, 2003.   There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of March 31, 2003.

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

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit Number	Description

3(i)	Memorandum of Association of OpenTV Corp.

3(ii)	Articles of Association of OpenTV Corp.

4	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTV CORP.

Date: May 15, 2003	By:	/s/ CRAIG M. WAGGY

Craig M. Waggy Executive Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Ackerman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpenTV Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:	May 15, 2003	By:	/s/ JAMES J. ACKERMAN

		Name:	James J. Ackerman
		Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig M. Waggy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OpenTV Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:	May 15, 2003	By:	/s/ CRAIG M. WAGGY

		Name:	Craig M. Waggy
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3(i)(a)	Memorandum of Association of OpenTV Corp.

3(ii)(b)	Articles of Association of OpenTV Corp.

4(c)	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

99.1(d)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

99.2(d)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

(a)

Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(b)	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.

(c)

Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(d)	Filed herewith.