Form 10-Q
period 2003-06-30
OPENTV CORP
filed 2003-08-14
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

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

Yes  ☐    No  ☒

         As of July 31, 2003, the registrant had outstanding (not including: (i) 54,247 Class A ordinary shares held in treasury as of that date, (ii) 1,266,814 Class A ordinary shares issuable as of that date to former holders of ACTV, Inc. common stock upon presentment of ACTV, Inc. common stock certificates, or (iii) 50,467 Class A ordinary shares issuable as of that date to former holders of Spyglass, Inc. common stock upon presentment of Spyglass, Inc. common stock certificates):

81,942,159 Class A ordinary shares, no par value; and

30,631,746 Class B ordinary shares, no par value

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,217	$38,568
Short-term marketable debt securities	15,347	26,940
Accounts receivable, net of allowance for doubtful accounts of $1,279 and $1,966 at June 30, 2003 and December 31, 2002, respectively	13,807	10,672
Prepaid expenses and other current assets	4,396	4,304

Total current assets	65,767	80,484
Long-term marketable debt securities	18,454	22,199
Property and equipment, net	12,419	15,020
Goodwill, net	45,023	45,416
Intangible assets, net	20,873	28,354
Other assets	5,128	5,863

Total assets	$167,664	$197,336

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,934	$5,252
Accrued liabilities	25,792	22,845
Accrued restructuring	12,177	14,615
Due to Liberty Broadband	535	1,156
Current portion of deferred revenue	7,331	6,340

Total current liabilities	48,769	50,208
Deferred revenue, less current portion	5,403	4,886

Total liabilities	54,172	55,094
Minority interest	1,146	1,246
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 41,780,852 and 41,587,033 shares issued and outstanding, including treasury shares, at June 30, 2003 and December 31, 2002, respectively	2,143,272	2,143,124
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	461,986	461,263
Treasury shares at cost, 54,247 and 50,629 shares at June 30, 2003 and December 31, 2002, respectively	(16)	(16)
Deferred share-based compensation	(79)	(221)
Accumulated other comprehensive income	132	494
Accumulated deficit	(2,528,902)	(2,499,601)

Total shareholders’ equity	112,346	140,996

Total liabilities, minority interest and shareholders’ equity	$167,664	$197,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

       OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Royalties	$5,793	$4,056	$11,919	$12,365
Services, support and other	5,741	6,867	11,065	13,082
Channel fees	2,900	2,491	5,758	5,149
License fees	1,304	732	2,342	2,477

Total revenues (inclusive of $3,655, $3,213, $7,265 and $6,112 of related party revenues, respectively)	15,738	14,146	31,084	33,073
Operating expenses:
Cost of revenues(1)	9,373	11,428	20,920	21,482
Research and development(2)	4,828	7,792	10,247	17,506
Sales and marketing(3)	4,248	8,472	9,156	17,714
General and administrative(4)	3,398	5,381	7,835	10,031
Restructuring costs	—	—	6,927	9,620
Amortization of intangible assets	2,267	3,675	4,667	7,494

Total operating expenses	24,114	36,748	59,752	83,847

Loss from operations	(8,376)	(22,602)	(28,668)	(50,774)
Interest income	433	1,439	892	2,836
Other expense, net	(965)	(78)	(984)	(61)
Impairment of equity investments	—	(725)	—	(6,225)
Share of losses of equity investee	—	(1,726)	—	(7,275)
Minority interest	52	130	100	277

Loss before income taxes and cumulative effect of accounting change	(8,856)	(23,562)	(28,660)	(61,222)
Income tax expense	(380)	(398)	(641)	(717)

Loss before cumulative effect of accounting change	(9,236)	(23,960)	(29,301)	(61,939)
Cumulative effect of accounting change, net of tax	—	—	—	(129,852)

Net loss	$(9,236)	$(23,960)	$(29,301)	$(191,791)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.13)	$(0.33)	$(0.41)	$(0.87)
Cumulative effect of accounting change, net of tax	—	—	—	(1.81)

	$(0.13)	$(0.33)	$(0.41)	$(2.68)

Shares used in per share calculation, basic and diluted	72,358,351	71,906,785	72,316,915	71,580,350

(1) Inclusive of $28, $449, $68 and $936 of share-based compensation for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, respectively.
(2) Inclusive of $18, $126, $43 and $268 of share-based compensation for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, respectively.
(3) Inclusive of $7, $109, $18 and $237 of share-based compensation for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, respectively.
(4) Inclusive of $7, $394, $25 and $802 of share-based compensation for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows used in operating activities:
Net loss	$(29,301)	$(191,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	—	129,852
Depreciation and amortization of property and equipment	3,446	4,906
Amortization of intangible assets	7,481	10,038
Amortization of share-based compensation	154	2,243
Non-cash employee compensation	376	376
Provision for doubtful accounts	256	734
Non-cash restructuring costs	532	1,969
Impairment of equity investments	—	6,225
Share of losses of equity investee	—	7,275
Minority interest	(100)	(277)
Changes in operating assets and liabilities:
Accounts receivable	(3,391)	8,399
Due from MIH Limited entities	—	2,242
Prepaid expenses and other current assets	(92)	799
Other assets	833	936
Accounts payable	(2,275)	(790)
Accrued liabilities	2,888	(2,482)
Accrued restructuring	(2,603)	4,907
Due to Liberty Broadband	(621)	—
Deferred revenue	1,508	66

Net cash used in operating activities	(20,909)	(14,373)
Cash flows provided from investing activities:
Purchase of property and equipment	(1,375)	(6,079)
Proceeds from sale of marketable debt securities	45,895	82,734
Purchase of marketable debt securities	(30,865)	(51,399)
Private equity investments	—	(3,000)
Other	134	(764)

Net cash provided from investing activities	13,789	21,492
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	—	776
Capital contribution from MIH Limited	704	—

Net cash provided from financing activities	704	776
Effect of exchange rate changes on cash and cash equivalents
	65	332

Net increase (decrease) in cash and cash equivalents	(6,351)	8,227
Cash and cash equivalents, beginning of period	38,568	69,249

Cash and cash equivalents, end of period	$32,217	$77,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

                The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp. together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2. Significant Accounting Policies

               Share-based Compensation

               We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was effective for the year ended December 31, 2002. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans and the OpenTV, Inc. 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(9.2)	$(24.0)	$(29.3)	$(191.8)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	0.1	1.1	0.2	2.2
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	2.1	(4.2)	0.6	(9.5)

Pro-forma net loss	$(7.0)	$(27.1)	$(28.5)	$(199.1)

Net loss per share, basic and diluted:
As reported	$(0.13)	$(0.33)	$(0.41)	$(2.68)

Pro-forma	$(0.10)	$(0.38)	$(0.39)	$(2.78)

               These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

               We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Risk-free interest rate	2.19%–2.25%	2.75%	2.19%–2.25%	2.23%–2.75%
Average expected life (months)	60	60	60	60
Volatility	132%	137%	132%	101%–137%
Dividend yield	—	—	—	—

               The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 was $1.46 and $5.55 respectively. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $1.46 and $5.90, respectively.

               We calculated the fair value of purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2002
Risk-free interest rate	2.21%
Average expected life (months)	6
Volatility	78%
Dividend yield	—

               The weighted average fair value of purchase rights during the six months ended June 30, 2002 was $2.80. There were no purchase rights granted during the six months ended June 30, 2003 or for the three months ended June 30, 2002.

               Recent Accounting Pronouncements

               In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance in Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations, and cash flows.

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

               In January 2003, the EITF reached a consensus regarding EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 14, 2003. The adoption of this consensus is not expected to have a material impact on our financial position, results of operations, and cash flows.

               In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after June 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. We do not have any interest in variable entities, therefore the adoption of FIN 46 will not have an impact on our financial position, results of operations and cash flows.

Note 3.  Intangible Assets, net

               The components of intangible assets, excluding goodwill, were as follows (in millions):

		June 30, 2003			December 31, 2002
	Useful life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	3–5	$29.8	$(23.3)	$6.5	$8.7
Developed technologies	3–5	21.0	(15.9)	5.1	7.9
Contracts and relationships	3–5	19.5	(11.1)	8.4	10.6
Purchased technologies	3.5–5	0.7	(0.4)	0.3	0.4
Trademarks	3–5	1.2	(0.6)	0.6	0.8

		$72.2	$(51.3)	$20.9	$28.4

         The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $3.7 million and $4.9 million for the three months ended June 30, 2003 and 2002, respectively and $7.5 million and $10.0 million for the six months ended June 30, 2003 and 2002, respectively. The estimated annual amortization expense through 2007 is as follows (in millions):

Year ending December 31,	Amortization Expense
2003 (Remaining six months)	$6.2
2004	6.4
2005	3.6
2006	2.8
2007	1.9

$20.9

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

               2002 Restructuring

               The following tables set forth the payments made during the six months ended June 30, 2003 relating to various restructuring activities initiated during calendar year 2002 (in millions):

	Employee Severance And Benefits	Excess Facilities	Legal Fees	Total
Balance, December 31, 2002	$2.3	$12.1	$0.2	$14.6
Cash payments	(1.2)	(2.6)	(0.1)	(3.9)
Reversal of excess provision relating to Wink aquisition	(0.1)	—	—	(0.1)

Balance, June 30, 2003	$1.0	$9.5	$0.1	$10.6

               The outstanding accrual for employee severance and benefits is expected to be paid primarily in 2003 and the accrual for excess facilities relates to operating lease obligations that continue through 2006.

               2003 Restructuring

               In February 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment. The employee separation benefits included severance payments, medical and other related employee benefit obligations estimated at $4.7 million. Facilities consolidation charges for the reduction of excess office space are estimated to be $1.7 million. These costs included payments required under a non-cancelable lease contract, lease buyout costs, and shut-down costs. Asset write-offs of $0.5 million were incurred in connection with leasehold improvements and other property and equipment that were abandoned.

               The following sets forth the payments made against the accrual through June 30, 2003 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Total
Restructuring provision	$4.7	$1.7	$0.5	$6.9
Cash payments	(3.5)	(1.5)	—	(5.0)
Non-cash charges	—	—	(0.5)	(0.5)
Currency effect	0.2	—	—	0.2

Balance, June 30, 2003	$1.4	$0.2	$—	$1.6

               The outstanding accrual for employee severance and benefits and for excess facilities costs are expected to be paid in 2003.

Note 5.  Net Loss Per Share

               Basic and diluted net loss per share are computed using the weighted-average number of ordinary shares outstanding during the periods presented, net of ordinary shares subject to repurchase. The following items as of June 30, 2003 and 2002 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Class A ordinary shares issuable upon exercise of stock options	4,653,017	6,954,364	4,483,865	7,168,600
Class A ordinary shares issuable upon exercise of warrants	506,520	681,520	506,520	681,520
Class A ordinary shares issuable for shares of Open TV, Inc. Class A common stock (including shares of Open TV, Inc. Class A
common stock issuable upon exercise of stock options)	900,094	991,844	900,094	998,823
Class B ordinary shares issuable for shares of Open TV, Inc.
Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796

             Had such items been included in the calculation of diluted net loss per share, the weighted average shares used in the calculation would have been increased by approximately 8.7 million and 9.6 million for the three months ended June 30, 2003 and 2002, respectively, and 8.6 million and 9.8 million for the six months ended June 30, 2003 and 2002, respectively.

Note 6.  Comprehensive Loss

             The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(9,236)	$(23,960)	$(29,301)	$(191,791)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(10)	207	(54)	331
Unrealized gains (losses) on investments, net of income taxes	(49)	937	(128)	209
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	(90)	(145)	(180)	(145)

Comprehensive loss	$(9,385)	$(22,961)	$(29,663)	$(191,396)

Note 7.  Segment Information

            SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach. Our Chief Executive Officer reviews revenues by both geography and customer, and we do not have separately reportable operating segments. Therefore, we believe that we operate in a single industry segment.

            Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Europe, Africa and Middle East	$8.1	$7.8	$15.7	$17.4
Americas	5.4	4.8	11.3	11.6
Asia Pacific	2.2	1.5	4.1	4.1

	$15.7	$14.1	$31.1	$33.1

            Americas include United States revenue of $4.7 million and $3.8 million for the three months ended June 30, 2003 and 2002, respectively, and $8.9 million and $8.2 million for the six months ended June 30, 2003 and 2002, respectively.

            Three major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2003	2002	2003	2002
A	11%	11%	11%	10%
B	12%	11%	12%	10%
C	11%	—	11%	—

            Two customers accounted for 10% and 18% of net accounts receivable, respectively, as of June 30, 2003.

            Additional summarized information by geographic area is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures, net:	2003	2002	2003	2002
United States	$0.7	$1.3	$1.1	$4.1
Other countries	0.3	1.4	0.3	2.0

	$1.0	$2.7	$1.4	$6.1

Long-lived assets:	June 30, 2003	December 31, 2002
United States	$75.5	$81.9
Other countries	7.9	12.8

	$83.4	$94.7

Note 8.  Commitments and Contingencies

             Operating Leases

           We lease facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia. These leases expire between August 2003 and January 2010. Total rent expense was $1.3 million and $2.0 million for the three months ended June 30, 2003 and 2002, respectively, and $3.4 million and $4.1 million for the six months ended June 30, 2003 and 2002, respectively. There was no sublease income for the three months and six months ended June 30, 2003 or 2002.

            Future minimum payments under non-cancelable operating leases as of June 30, 2003 were as follows (in millions):

Year ending December 31,	Minimum Commitments
2003 (Remaining six months)	$4.1
2004	7.6
2005	3.6
2006	2.5
2007	1.9
Thereafter	4.5

$24.2

            Of this amount $8.6 million was included in accrued restructuring in the consolidated balance sheet as of June 30, 2003.

            Other Commitments

            In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services. Minimum commitments under these arrangements as of June 30, 2003 were $6.0 million for the remaining six months of the year ending December 31, 2003 and $4.3 million and $2.4 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based on households or settop boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $3 million for the six months ending December 31, 2003 and $2 million and $1 million for the years ending December 31, 2004 and 2005, respectively.

            As of June 30, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the United States and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

         Contingencies

         On February 7, 2002, OpenTV, Inc. filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit, captioned OpenTV, Inc. v. Liberate Technologies, Case No. C-02-0655, is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. We believe OpenTV, Inc.’s lawsuit is meritorious and intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that OpenTV, Inc. has meritorious defenses to the counterclaims brought against it and will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

         In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., Civil Action No. 01-CV-7032, was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-7032. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. However, the Court has given plaintiffs an opportunity to amend their claims in order to state a claim. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

         In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for Wink Communications’ initial public offering, Wink Communications, and two of Wink Communications’ officers and directors. We acquired Wink Communications in October 2002. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21- MC-92. Defendants in these cases have filed motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims against Wink Communications and the individual defendants under Sections 11 and 15 of the Securities Act of 1933. The Court granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant and 59 individual defendants in the related cases, on the basis that the respective amended complaints alleged that the individuals sold stock. The Court granted the motion to dismiss the claims under Section 20(a) of the Securities Exchange Act of 1934. As described above, a proposal has been made for the settlement and release of claims against the issuer defendants, including Wink Communications, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

         On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, Inc., its directors and us. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the ACTV merger agreement pursuant to which we acquired ACTV on July 1, 2003, and that, in approving the ACTV merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that we aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the merger could not occur without our participation. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. Our acquisition of ACTV was completed on July 1, 2003. We believe that the allegations are without merit and intend to defend against the complaint vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

         On April 1, 2003, James Brown, a former executive officer of OpenTV, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against OpenTV, Inc. in connection with the termination of his employment with OpenTV, Inc. in January 2003. The lawsuit alleged, among other things, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages, wrongful termination in violation of public policy and the intentional infliction of emotional distress. On June 16, 2003, Mr. Brown filed with the Court a request for dismissal of his complaint without prejudice and the Court entered the dismissal as requested. We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it by Mr. Brown in his original complaint and that OpenTV, Inc. would defend itself vigorously in the event Mr. Brown were further to pursue this matter. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

         On March 3, 2003, Thomas Weisel Partners LLC filed a demand for arbitration against our subsidiary, OpenTV, Inc., asserting claims for breach of contract and other legal and equitable claims arising from the acquisition of Wink Communications by OpenTV U.S. Holdings, Inc., another one of our subsidiaries. The arbitration, styled Thomas Weisel Partners LLC v. OpenTV, Inc., was submitted to a JAMS Alternative Dispute Resolution forum in San Francisco, California. The demand alleged that OpenTV, Inc., failed to pay Thomas Weisel Partners LLC $1,903,624 upon the acquisition of Wink Communications as required by the terms of a letter agreement between the parties, and sought undisclosed damages. In the second quarter of 2003, OpenTV, Inc. reached a settlement in principle with Thomas Weisel Partners LLC and we recorded $925,000 in our condensed consolidated financial statements for settlement expense in connection therewith. OpenTV, Inc. entered into a definitive Settlement Agreement with Thomas Weisel Partners LLC in July 2003 and made the $925,000 settlement payment to Thomas Weisel Partners LLC in August 2003, following which Thomas Weisel Partners LLC submitted a dismissal of its claims with prejudice.

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

         On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe and of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

         On December 20, 2000, ACTV, Inc. and its wholly owned subsidiary HyperTV Networks, Inc. filed a lawsuit in the United States District Court for the Southern District of New York, Case No. 00-CV-9622, against The Walt Disney Company and certain of its affiliates (collectively, the “Disney Group”). We acquired ACTV, Inc. on July 1, 2003.  In that litigation, the Disney Group has filed counterclaims against ACTV that seek a declaration that ACTV’s patents in suit have not been infringed, are invalid, and are unenforceable.  On May 24, 2002, the Court granted the Disney Group’s motion for summary judgment of non-infringement with respect to the three patents in suit.  On July 3, 2002, ACTV appealed the District Court decision and the appeal is currently pending in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C, Case No. 02-1491.  If ACTV were successful in the appeal, the case would be remanded back to the District Court.  The Disney Group is also seeking to recover its costs and reasonable attorney’s fees under 35 U.S.C. Section 285.  In order to justify such an award, the Disney Group would have to prevail on the merits of the case, and the District Court would have to find that the case was an “exceptional case,” for example, by finding that ACTV did not conduct a reasonable pre-suit investigation or that ACTV had engaged in litigation misconduct.  In the unlikely event of such a finding, any such award could be substantial.  We believe that ACTV’s lawsuit is meritorious and that ACTV intends to vigorously pursue prosecution of its claims against the Disney Group.  In addition, we believe that ACTV has meritorious defenses to the counterclaims brought against it and that ACTV will defend itself vigorously against such counterclaims.  The parties to this litigation have expressed a desire to engage in settlement negotiations, but we can provide no assurances that any settlement can be concluded or, if a settlement can be concluded, on what terms. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 9. Related Party Transactions

         The table below reflects transactions involving the following related parties during the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Nature of Transaction	2003	2002	2003	2002
Shareholders:
Liberty Broadband	Management expense	$487	$—	$913	$—
Motorola and General Instrument	License fees and services revenue	1,654	1,604	3,384	3,379
	Equipment purchases	37	53	37	70
EchoStar	Royalties, license fees and services and support revenue	1,720	941	3,419	1,320
MIH Limited and its affiliates	License fees and services and support revenue	281	574	462	1,014
Sun Microsystems	Software technology license and equipment purchases	—	47	—	88
Equity Investments:
WOW TV	Services revenue	—	94	—	399

         The related party payable relating to Liberty Broadband is shown in a separate line in our condensed consolidated balance sheets. The receivables from all other related parties aggregated $3.5 million as of June 30, 2003 and are shown in accounts receivable in our condensed consolidated balance sheets. Deferred revenue not yet recognized from EchoStar was $8.0 million as of June 30, 2003.

         In April 2002, we entered into agreements with certain of our executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control. Our obligation to make these payments was triggered on August 27, 2002 when Liberty Media acquired MIH Limited’s (“MIHL”) controlling ownership stake in us. We recorded compensation expense of $0.2 million and $0.4 million for the three months and six months ended June 30, 2003, respectively for the payments made under such agreements. Pursuant to a reimbursement agreement with MIHL, we were reimbursed for these retention payments, and these reimbursements have been reflected as a capital contribution in the condensed consolidated balance sheets.

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

Note 10. Subsequent Event - Acquisition of ACTV, Inc.

         On July 1, 2003, pursuant to an Agreement and Plan of Merger, dated as of September 26, 2002, as amended, we acquired ACTV, Inc. In the merger, each outstanding share of common stock, par value $0.10 per share, of ACTV was converted into the right to receive 0.73333 of an OpenTV Corp. Class A ordinary share. Based on the number of shares of ACTV common stock outstanding as of July 1, 2003, we expect to issue approximately 41,648,399 Class A ordinary shares in this transaction. In addition, we reserved 6,750,103 Class A ordinary shares for issuance upon the exercise of options to purchase ACTV common stock that were assumed by us in the merger. The acquisition will be accounted for as a purchase.

         The purchase price of ACTV was estimated to be $61.8 million, representing the Class A ordinary shares to be issued in the merger valued at a per share value of $1.31, which is equal to the average last sale prices per our Class A ordinary share as reported on the Nasdaq National Market for the trading-day period two days before and after September 26, 2002, the date the merger was agreed upon and announced, the fair value of the outstanding stock options of ACTV assumed by us of $3.9 million, and estimated transaction costs of $3.3 million.

         ACTV is engaged in providing proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We believe that:

•	the merger will provide the opportunity for us to extend our leadership in the interactive television industry by adding ACTV’s key capabilities in the area of enhanced and targeted advertising and multiple camera angle applications to our products and services mix; and

•	the merger will enhance our ability to develop advanced interactive television solutions because of an increased library of technology and intellectual property and an increase in innovative talent.

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

         During 2003 and 2002, reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers had a significant adverse effect on the interactive-television market, and on our operations. As more fully described below, we expect this trend to continue throughout the remainder of 2003 and until economic conditions improve for interactive television participants.

         Comparability of operating results between 2003 and 2002 is impacted by the acquisition of Wink Communications, which occurred in October 2002, and our restructuring initiatives, which were undertaken during the latter half of 2002 and the first quarter of 2003 and the impacts of which will continue in future periods.

         We earn significant revenues from customers who are also strategic investors in our business and certain other related parties. Revenues from these related parties during the periods indicated were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Motorola and General Instrument	$1.7	$1.6	$3.4	$3.4
EchoStar	1.7	0.9	3.4	1.3
MIH Limited and its affiliates	0.3	0.6	0.5	1.0
WowTV	—	0.1	—	0.4

	$3.7	$3.2	$7.3	$6.1

Results of Operations

Revenues

         Revenues for the three months ended June 30, 2003, increased by $1.6 million from $14.1 million in 2002 to $15.7 million in 2003. For the six months ended June 30, 2003, revenues declined by $2.0 million from $33.1 million in 2002 to $31.1 million in 2003. Revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	*	2002	*	2003	*	2002	*
Royalties	$5.8	37%	$4.1	29%	$11.9	38%	$12.4	37%
Services, support and other	5.7	36	6.8	48	11.1	36	13.1	40
Channel fees	2.9	19	2.5	18	5.8	19	5.1	15
License fees	1.3	8	0.7	5	2.3	7	2.5	8

	$15.7	100%	$14.1	100%	$31.1	100%	$33.1	100%

* Percent of total revenues

Royalties

         Royalties for the second quarter increased by $1.7 million from $4.1 million in 2002 to $5.8 million in 2003. Americas accounted for $1.0 million of the increase, primarily due to strong set-top box shipments by EchoStar Communications Corporation. Europe accounted for $0.8 million of the increase, principally due to set-top box shipments associated with British Sky Broadcasting, or BSkyB, and Asia Pacific had a decrease of $0.1 million. One of our shareholders, EchoStar, accounted for $1.6 million of total royalties for the second quarter, compared with $0.9 million for the prior year. Our customers who sell set-top boxes to BSkyB accounted for $1.5 million of total royalties for the second quarter, compared with $1.1 million for the prior year.

         Sequentially, royalties for the second quarter decreased $0.3 million from those in the first quarter of 2003. In Europe total royalties were the same in each quarter, with a decrease in shipments to BSkyB offset by increased shipments to other networks. In Americas the royalties from EchoStar were also the same in each quarter, with other networks accounting for a decrease of $0.3 million. In Asia Pacific total royalties were also the same in each quarter. Due to a delay in receipt of the royalty reports, the royalties for the first quarter generally reflect shipments in the fourth quarter of the prior year. Historically, the fourth quarter has been the strongest quarter for shipments during each year.

         Royalties for the six months ended June 30, 2003 decreased $0.5 million from $12.4 million in 2002 to $11.9 million in 2003. Although our customers who sell to BSkyB had an increase in unit shipments of over 20% compared with the prior year, other network operators in Europe continued to experience slow deployments of set-top boxes. Overall unit shipments and royalties in Europe decreased by 13% for the six months ended June 30, 2003, compared with the prior year. Europe accounted for 48% of total royalties for the six months ended June 30, 2003, Americas accounted for 44% and Asia Pacific accounted for 8%. One of our shareholders, EchoStar, accounted for $3.3 million of total royalties for the six months ended June 30, 2003, compared with $1.1 million for the prior year. Our customers who sell set-top boxes to BSkyB accounted for $3.4 million of royalties for the six months ended June 30, 2003, compared with $2.6 million in the prior year.

         Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems. Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be negatively impacted in the future. As there is a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect future royalty revenues to remain generally consistent with current levels for the near term, assuming our existing customer base continues to deploy our technologies at the same rates.

Services, support and other

         Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators, maintenance and support for set-top box manufacturers and broadcasters, and software customization and implementation support to customers. As a result of the continued slowdown in spending among current and prospective customers, revenues in this category declined by $1.1 million in the second quarter of 2003 from $6.8 million in 2002 to $5.7 million in 2003. For the six months ended June 30, 2003, revenues in this category declined by $2.0 million from $13.1 million in 2002 to $11.1 million in 2003. One of our shareholders, General Instrument Corporation, and its parent company, Motorola, Inc., are major customers for professional services and accounted for $1.7 million of revenue for the second quarter, compared with $1.6 million for the prior year. For the six months ended June 30, 2003, Motorola accounted for $3.4 million of revenue, the same amount as in 2002. We expect professional services sold to Motorola to reduce from their current levels through the remainder of 2003; and, in periods subsequent to 2003, the level of professional services sold to Motorola may further decline when the minimum guaranteed level of services provisions in the services agreement with Motorola expire.

Channel fees

         Our Static subsidiary operates the PlayJam interactive games channel in the United Kingdom, France and the United States. We receive revenue primarily from premium rate telephone calls that are placed by consumers, using the telephone or the remote-control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. For the second quarter of 2003, channel fees increased by $0.4 million from $2.5 million in 2002 to $2.9 million in 2003. For the six months ended June 30, 2003, channel fees increased by $0.7 million from $5.1 million in 2002 to $5.8 million in 2003. Digital Interactive Television Group, a British telecommunications company that supports the collection of premium rate telephony charges for the PlayJam channel on BSkyB, accounted for $2.0 million of channel fees for the second quarter, compared with $1.6 million for the prior year. For the six months ended June 30, 2003, Digital Interactive Television Group accounted for $3.7 million of channel fees, compared with $3.3 million in the prior year.

License fees

         We derive license fees from the sale of products such as OpenTV Streamer, OpenTV Software Developers Kit and various applications, including OpenTV Publisher. These fees can vary greatly from quarter to quarter depending on whether any significant sales occur. License fees for the second quarter of 2003 increased by $0.6 million from $0.7 million in 2002 to $1.3 million in 2003. License fees for the quarter included $0.5 million for an integrated browser product sold to a customer in Asia. For the six months ended June 30, 2003, license fees declined by $0.2 million from $2.5 million in 2002 to $2.3 million in 2003, due to the continued slowdown in interactive-television-related spending by our customers.

Operating Expenses

         As a result of significant restructuring initiatives undertaken during 2002, our total operating expenses for the second quarter of 2003 decreased by $12.6 million from $36.7 million in 2002 to $24.1 million in 2003. For the six months ended June 30, 2003, our total operating expenses decreased by $24.0 million from $83.8 million in 2002 to $59.8 million in 2003. The results for 2003 include the results of Wink Communications, which was acquired in October 2002. Operating expenses by line item were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of revenues	$9.4	$11.4	$20.9	$21.5
Research and development	4.8	7.8	10.3	17.5
Sales and marketing	4.2	8.4	9.2	17.7
General and administrative	3.4	5.4	7.8	10.0
Restructuring costs	—	—	6.9	9.6
Amortization of intangible assets	2.3	3.7	4.7	7.5

Total Operating Expenses	$24.1	$36.7	$59.8	$83.8

Cost of revenues

         Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, the costs, including network infrastructure and bandwidth, of operating the PlayJam interactive games channel, and amortization of developed technology.

         Cost of revenues for the second quarter of 2003 decreased by $2.0 million from $11.4 million in 2002 to $9.4 million in 2003. Wink Communications accounted for an increase of $2.5 million which was offset by $2.9 million of cost savings from the restructuring initiatives and $0.4 million from reduced amortization of share-based compensation. There was also a credit of $1.2 million resulting from the reversal of a contract cancellation penalty which had been accrued in 2002.

         Cost of revenues for the six months ended June 30, 2003 decreased by $0.6 million from $21.5 million in 2002 to $20.9 million in 2003. Wink Communications accounted for an increase of $5.1 million. The restructuring initiatives from 2002 accounted for a decrease of $3.6 million and there was a reduction of $0.9 million due to reduced amortization of share-based compensation. The second quarter of 2003 also benefited from the reversal of a contract cancellation penalty previously accrued of $1.2 million.

Research and development

         Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

         Due to the significant restructuring initiatives in 2002, research and development expenses for the second quarter of 2003 decreased by $3.0 million from $7.8 million in 2002 to $4.8 million in 2003. For the six months ended June 30, 2003, research and development decreased by $7.2 million from $17.5 million in 2002 to $10.3 million in 2003. Research and development activities are expected to remain more focused on near-term business opportunities through the remainder of 2003.

Sales and marketing

         Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, sales commissions and travel costs.

         Sales and marketing expenses for the second quarter of 2003 decreased by $4.2 million from $8.4 million in 2002 to $4.2 million in 2003, primarily due to the significant restructuring initiatives in 2002, partially offset by an increase of $1.2 million as a result of the acquisition of Wink Communications.

         Sales and marketing expenses for the six months ended June 30, 2003 decreased by $8.5 million from $17.7 million in 2002 to $9.2 million in 2003, primarily due to the significant restructuring initiatives in 2002, partially offset by an increase of $2.6 million as a result of the acquisition of Wink Communications.

General and administrative

         General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

         General and administrative expenses for the second quarter of 2003 decreased by $2.0 million from $5.4 million in 2002 to $3.4 million in 2003. Restructuring initiatives accounted for more than half of the decrease and there were also reductions of $0.5 million in provision for doubtful accounts and $0.4 million for amortization of share-based compensation.

         General and administrative expenses for the six months ended June 30, 2003 decreased by $2.2 million from $10.0 million in 2002 to $7.8 million in 2003. Restructuring initiatives accounted for $0.9 million of the decrease and there were also reductions of $0.5 million in provision for doubtful accounts and $0.8 million for amortization of share-based compensation.

Restructuring costs

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

Amortization of intangible assets

         For the second quarter of 2003, amortization of intangible assets decreased by $1.4 million from $3.7 million in 2002 to $2.3 million in 2003. For the six months ended June 30, 2003, amortization of intangible assets decreased by $2.8 million from $7.5 million in 2002 to $4.7 million in 2003. The decreases were due to completion of the amortization period for certain intangibles associated with the acquisition of Spyglass.

Other Income and Expense Items

         As a result of the decline in the total investment portfolio resulting from the acquisition of Wink Communications in October 2002, and the use of cash to support our operations, interest income for the second quarter of 2003 was $0.4 million compared with $1.4 million for the prior year. Interest income for the six months ended June 30, 2003, was $0.9 million compared with $2.8 million for the prior year. Other expense of $1.0 million for the three months and six months ended June 30, 2003, included $0.9 million for the settlement of fees under an investment banking arrangement. During 2002 all private-equity investments were written off, so there was no impairment of investments in equity investees or share of losses of equity investees in 2003, compared with an impairment of $0.7 million and our share of losses of equity investee of

$1.7 million for the second quarter of 2002, and an impairment of $6.2 million and our share of losses of equity investee of $7.3 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

         We invest a portion of our cash in debt instruments that are highly liquid, high-quality investment grade securities and that predominantly have maturities of less than two years. As of June 30, 2003, we had cash and cash equivalents of $32.2 million, which was a decrease of $6.4 million from December 31, 2002. Taking into account short-term and long-term marketable debt securities of $33.8 million, our cash, cash equivalents and marketable debt securities were $66.0 million as of June 30, 2003, compared with $87.7 million as of December 31, 2002.

         Due to our continuing operating losses, cash used in operating activities was $20.9 million for the six months ended June 30, 2003, compared with $14.4 million for the six months ended June 30, 2002. The increase in cash used in operating activities was the result of continued operating losses coupled with the cash outlays associated with our restructuring initiatives.

         Cash provided from investing activities was $13.8 million for the six months ended June 30, 2003, primarily due to the net sale of marketable debt securities. For the six months ended June 30, 2002, cash provided from investing activities was $21.5 million.

         Cash provided from financing activities was $0.7 million for the six months ended June 30, 2003, compared with $0.8 million for the six months ended June 30, 2002.

         On July 1, 2003, we completed the acquisition of ACTV, Inc., which as of that date had cash, cash equivalents and marketable securities of approximately $38 million.

         We still expect that cash used in operating activities for the year ended December 31, 2003, before taking into account the acquisition of ACTV, Inc., will be in the range of $30 million to $40 million, which is similar to the amount of cash used in operating activities for each of the last two years. We expect that available cash resources from our existing operations coupled with the cash resources of ACTV, Inc. will be sufficient to fund our combined operations for at least the next twelve months. Our future capital requirements will depend on a variety of factors, including market acceptance of interactive television, the resources we devote to developing, marketing, selling and supporting our products, and other factors.

Operating leases

         We have various non-cancelable operating lease agreements for our worldwide offices which had the following commitments as of June 30, 2003 (in millions):

Year ending December 31,	Minimum Commitments
2003 (Remaining six months)	$4.1
2004	7.6
2005	3.6
2006	2.5
2007	1.9
Thereafter	4.5

$24.2

Other commitments

         In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services. Minimum commitments under these arrangements as of June 30, 2003 were $6.0 million for the remaining six months of the year ending December 31, 2003 and $4.3 million and $2.4 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based on households or set-top boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $3 million for the six months ending December 31, 2003 and $2 million and $1 million for the years ending December 31, 2004 and 2005, respectively.

         At June 30, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the U.S. and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

         In connection with our acquisition of ACTV on July 1, 2003, we assumed additional business, employment and facility obligations which approximate $8.0 million for the remainder of 2003 and $7.0 million in 2004, with facilities obligations extending on through 2016.

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

         The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2003 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

Issuer	Valuation of Securities if Interest Rates Decrease 1%	Fair Value as of June 30, 2003	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
United States government and agencies	$18,883	$18,775	$18,561	$18,403
Corporate notes and bonds	13,093	13,026	12,951	12,881
Certificates of deposit	2,030	2,000	1,961	1,915

	$34,006	$33,801	$33,473	$33,199

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

         We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts in hedging foreign currency exposures during the six months ended June 30, 2003. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

             In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

             There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

             A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously.

             No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

             In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638(SAS). In November 2001, the first of a series of putative securities class actions, Collegeware v. Wink Communications, Inc., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for the initial public offering of our wholly-owned subsidiary, Wink Communications, Inc., Wink Communications, and two of Wink Communications’ officers and directors. These lawsuits are captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-Civ. 10638 (SAS). The complaints allege undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. On April 19, 2002, the plaintiffs filed an amended complaint. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21- MC-92. Defendants in these cases have filed motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims against Wink Communications and the individual defendants under Sections 11 and 15 of the Securities Act of 1933. The Court granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant and 59 individual defendants in the related cases, on the basis that the respective amended complaints alleged that the individuals sold stock. The Court granted the motion to dismiss the claims under Section 20(a) of the Securities Exchange Act of 1934.

             As described above, a proposal has been made for the settlement and release of claims against the issuer defendants, including Wink Communications, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously.

             No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

             Arbitration Demand from Thomas Weisel Partners LLC. On March 3, 2003, Thomas Weisel Partners LLC filed a demand for arbitration against our subsidiary, OpenTV, Inc., asserting claims for breach of contract and other legal and equitable claims arising from the acquisition of Wink Communications by OpenTV U.S. Holdings, Inc., another one of our subsidiaries. The arbitration, styled Thomas Weisel Partners LLC v. OpenTV, Inc., was submitted to a JAMS Alternative Dispute Resolution forum in San Francisco, California. The demand alleged that OpenTV, Inc., failed to pay Thomas Weisel Partners LLC $1,903,624 upon the acquisition of Wink Communications as required by the terms of a letter agreement between the parties, and sought undisclosed damages.

             In the second quarter of 2003, OpenTV, Inc. reached a settlement in principle with Thomas Weisel Partners LLC and we recorded $925,000 million in our condensed consolidated financial statements for settlement expense in connection therewith. OpenTV, Inc. entered into a definitive Settlement Agreement with Thomas Weisel Partners LLC in July 2003 and made the $925,000 settlement payment to Thomas Weisel Partners LLC in August 2003, following which Thomas Weisel Partners LLC submitted a dismissal of its claims with prejudice.

             James Brown v. OpenTV, Inc., Case No.CV815906.  On April 1, 2003, James Brown, a former executive officer of OpenTV, filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against OpenTV, Inc. in connection with the termination of his employment with OpenTV, Inc. in January 2003. The lawsuit alleged, among other things, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages, wrongful termination in violation of public policy and the intentional infliction of emotional distress.

              On June 16, 2003, Mr. Brown filed with the Court a request for dismissal of his complaint without prejudice and the Court entered the dismissal as requested.

             We believe that OpenTV, Inc. has meritorious defenses to the claims brought against it by Mr. Brown in his original complaint and that OpenTV, Inc. would defend itself vigorously in the event that Mr. Brown were further to pursue this matter. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             OpenTV Corp. held an annual meeting of security holders on June 3, 2003. Holders of 41,605,203 OpenTV Corp. Class A ordinary shares and 30,631,746 OpenTV Corp. Class B ordinary shares outstanding as of the close of business on May 14, 2003, the record date for the annual meeting, were entitled to vote at the annual meeting. Such holders were entitled to one vote for each Class A ordinary share held as of the record date and ten votes for each Class B ordinary share held as of the record date with respect to each proposal submitted for consideration by security holders at the annual meeting. The following matters were submitted for consideration by security holders at the annual meeting with the results of voting indicated:

1.	To approve the issuance of OpenTV Corp.’s Class A ordinary shares in connection with its acquisition of ACTV, Inc.

Votes For	Votes Against/Withheld	Votes Abstained	Broker Non-Votes
315,594,689	167,843	25,566	13,965,034

2.	Election of the following persons as directors of OpenTV Corp.

	Votes For	Votes Withheld
James J. Ackerman	329,656,677	96,455
Robert R. Bennett	329,673,447	79,685
Peter C. Boylan III	329,671,964	81,168
J. Timothy Bryan	329,665,500	87,632
J. David Wargo	329,672,979	80,153
Anthony G. Werner	329,966,193	86,939

3.	To approve the OpenTV Corp. 2003 Incentive Plan.

Votes For	Votes Against/Withheld	Votes Abstained	Broker Non-Votes
315,459,044	293,206	35,848	13,965,034

4.	Ratification of the appointment of KPMG LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2003.

Votes For	Votes Against/Withheld	Votes Abstained
329,633,936	84,412	34,784

             No other matters were submitted to security holders for a vote.

ITEM 5.  OTHER INFORMATION

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit Number	Description

3(i)	Memorandum of Association of OpenTV Corp.

3(ii)	Articles of Association of OpenTV Corp.

4	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

10.1	OpenTV Corp. 2003 Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

(b)   Reports on Form 8-K filed during the quarter ended June 30, 2003:

Date Filed or Furnished	Item Reported	Financial Statements Filed
April 1, 2003	Items 9 and 12*	None.

April 21, 2003	Items 9 and 12*	Yes.

May 19, 2003	Items 9 and 12*	Yes.

*     These Reports on Form 8-K were “furnished” to the Securities and Exchange Commission, and are not to be deemed (1) “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTV CORP.

Date: August 14, 2003	By:	/s/ CRAIG M. WAGGY

Craig M. Waggy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3(i)(a)	Memorandum of Association of OpenTV Corp.

3(ii)(b)	Articles of Association of OpenTV Corp.

4(c)	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

10(d)	OpenTV Corp. 2003 Incentive Plan

31.1(e)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

31.2(e)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

32.1(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

32.2(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Craig M. Waggy, Chief Financial Officer of OpenTV Corp.

(a)	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(b)	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.

(c)	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(d)	Incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp. (Registration No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003

(e)	Filed herewith.