Form 10-Q
period 2003-09-30
OPENTV CORP
filed 2003-11-14
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of September 30, 2003, the registrant had outstanding (not including: (i) 71,439 Class A ordinary shares held in treasury as of that date, (ii) 371,683 Class A ordinary shares issuable as of that date to former holders of ACTV, Inc. common stock upon presentment of ACTV, Inc. common stock certificates, or (iii) 50,294 Class A ordinary shares issuable as of that date to former holders of Spyglass, Inc. common stock upon presentment of Spyglass, Inc. common stock certificates):

87,068,225 Class A ordinary shares, no par value; and

30,631,746 Class B ordinary shares, no par value

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,695	$38,568
Short-term marketable debt securities	20,183	26,940
Accounts receivable, net of allowance for doubtful accounts of $1,387 and $1,966 at September 30, 2003 and December 31, 2002, respectively	14,710	10,672
Prepaid expenses and other current assets	4,457	4,304

Total current assets	84,045	80,484

Long-term marketable debt securities	14,562	22,199
Property and equipment, net	12,809	15,020
Goodwill, net	67,898	45,416
Intangible assets, net	40,316	28,354
Other assets	13,462	5,863

Total assets	$233,092	$197,336

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,220	$5,252
Accrued liabilities	34,654	22,845
Accrued restructuring	10,293	14,615
Due to Liberty Broadband	728	1,156
Current portion of deferred revenue	8,781	6,340

Total current liabilities	59,676	50,208
Deferred revenue, less current portion	5,359	4,886

Total liabilities	65,035	55,094
Minority interest	1,133	1,246

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 87,561,641 and 41,587,033 shares issued and outstanding, including treasury shares, at September 30, 2003 and December 31, 2002, respectively	2,205,954	2,143,124
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	465,989	461,263
Treasury shares at cost, 71,439 and 50,629 shares at September 30, 2003 and December 31, 2002, respectively	(28)	(16)
Deferred share-based compensation	(186)	(221)
Accumulated other comprehensive income	62	494
Accumulated deficit	(2,540,820)	(2,499,601)

Total shareholders’ equity	166,924	140,996

Total liabilities, minority interest and shareholders’ equity	$233,092	$197,336

*	The consolidated balance sheet at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Royalties	$6,758	$3,878	$18,677	$16,243
Services, support and other	7,029	5,933	18,094	19,015
Channel fees	2,621	2,741	8,379	7,890
License fees	665	895	3,007	3,372

Total revenues (inclusive of $3,823, $3,213, $12,019 and $9,435 of related party revenues, respectively)	17,073	13,447	48,157	46,520
Operating expenses:
Cost of revenues(1)	12,185	11,531	33,105	33,013
Research and development(2)	6,389	9,339	16,636	26,845
Sales and marketing(3)	4,280	7,035	13,436	24,749
General and administrative(4)	3,529	6,049	11,364	16,080
Restructuring costs	147	1,552	7,074	11,172
Impairment of goodwill	—	514,501	—	514,501
Impairment of intangible assets	—	24,796	—	24,796
Amortization of intangible assets	2,500	3,230	7,167	10,724

Total operating expenses	29,030	578,033	88,782	661,880

Loss from operations	(11,957)	(564,586)	(40,625)	(615,360)
Interest income	439	1,827	1,331	4,663
Other expense, net	(136)	(18)	(1,120)	(79)
Impairment of equity investments	—	(4,698)	—	(10,923)
Share of losses of equity investee	—	—	—	(7,275)
Minority interest	13	88	113	365

Loss before income taxes and cumulative effect of accounting change	(11,641)	(567,387)	(40,301)	(628,609)
Income tax expense	(277)	(384)	(918)	(1,101)

Loss before cumulative effect of accounting change	(11,918)	(567,771)	(41,219)	(629,710)
Cumulative effect of accounting change, net of tax	—	—	—	(129,852)

Net loss	$(11,918)	$(567,771)	$(41,219)	$(759,562)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.10)	$(7.88)	$(0.47)	$(8.78)
Cumulative effect of accounting change, net of tax	—	—	—	(1.81)

	$(0.10)	$(7.88)	$(0.47)	$(10.59)

Shares used in per share calculation, basic and diluted	116,157,971	72,089,644	86,930,601	71,750,115

(1)	Inclusive of $37, $416, $105 and $1,352 of share-based compensation for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Inclusive of $24, $67, $67 and $335 of share-based compensation for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, respectively.
(3)	Inclusive of $5, $68, $23 and $306 of share-based compensation for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, respectively.
(4)	Inclusive of $13, $348, $38 and $1,149 of share-based compensation for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows used in operating activities:
Net loss	$(41,219)	$(759,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	—	129,852
Impairment of goodwill	—	514,501
Impairment of intangible assets	—	24,796
Depreciation and amortization of property and equipment	5,511	7,630
Amortization of intangible assets	11,499	14,585
Amortization of share-based compensation	233	3,142
Non-cash employee compensation	570	564
Provision for doubtful accounts	385	1,257
Non-cash restructuring costs	532	2,749
Impairment of equity investments	—	10,923
Share of losses of equity investee	—	7,275
In-process research and development	—	1,000
Minority interest	(113)	(365)
Changes in operating assets and liabilities:
Accounts receivable	(2,816)	11,993
Due from MIH Limited entities	—	4,143
Prepaid expenses and other current assets	881	2,295
Other assets	645	1,124
Accounts payable	(1,587)	(1,561)
Accrued liabilities	(3,136)	(4,968)
Accrued restructuring	(9,222)	4,340
Due to Liberty Broadband	(428)	100
Deferred revenue	2,756	4,043

Net cash used in operating activities	(35,509)	(20,144)

Cash flows provided from investing activities:
Purchase of property and equipment	(2,167)	(7,421)
Cash used for acquisition of Wink, net of cash acquired	—	(8,181)
Cash used for acquisition of ACTV, net of cash acquired	(801)	(1,543)
Cash used for acquisition of BettingCorp, net of cash acquired	(9,496)	—
Proceeds from sale of marketable debt securities	98,728	165,784
Purchase of marketable debt securities	(47,336)	(87,514)
Private equity investments	—	(3,000)
Other	1,892	458

Net cash provided from investing activities	40,820	58,583

Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	56	793
Capital contribution from MIH Limited	704	1,709

Net cash provided from financing activities	760	2,502
Effect of exchange rate changes on cash and cash equivalents	56	325

Net increase in cash and cash equivalents	6,127	41,266
Cash and cash equivalents, beginning of period	38,568	69,249

Cash and cash equivalents, end of period	$44,695	$110,515

Non-cash financing activities:
Value of shares issued for acquisition of ACTV	$54,559
Value of shares issued for acquisition of BettingCorp	6,934
Value of shares issued for purchase of minority interest	1,000
Value of shares issued for Static		$3,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Preparation of the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(11.9)	$(567.8)	$(41.2)	$(759.6)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	0.1	0.9	0.2	3.1
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0.5	(5.2)	1.2	(14.7)

Pro-forma net loss	$(11.3)	$(572.1)	$(39.8)	$(771.2)

Net loss per share, basic and diluted:
As reported	$(0.10)	$(7.88)	$(0.47)	$(10.59)

Pro-forma	$(0.10)	$(7.94)	$(0.46)	$(10.75)

During the three months and nine months ended September 30, 2003, there was a net reversal of share-based employee compensation expense determined under a fair value-based method for all awards of $0.5 million and $1.2 million, respectively, due to the termination of certain employees.

These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Risk-free interest rate	2.48%-3.63%	2.19%-3.63%	2.23%-2.75%
Average expected life (months)	60	60	60
Volatility	131%	131%-132%	101%-137%
Dividend yield	—	—	—

The weighted average fair value of options granted during the three months ended September 30, 2003 was $2.11. There were no options granted during the three months ended September 30, 2002. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $1.75 and $5.90, respectively.

We calculated the fair value of purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Risk-free interest rate	1.97%	1.97%-2.21%
Average expected life (months)	6	6
Volatility	121%	78%-121%
Dividend yield	—	—

The weighted average fair value of purchase rights during the three months ended September 30, 2002 was $1.40. The weighted average fair value of purchase rights during the nine months ended September 30, 2002 was $2.39. There were no purchase rights granted during the nine months ended September 30, 2003.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance in Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the EITF reached a consensus regarding EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 14, 2003. The adoption of this consensus did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. We do not have an interest in any variable interest entities. The adoption of FIN 46, therefore, will not have an impact on our financial position, results of operations, or cash flows.

Note 3. Acquisitions

ACTV Acquisition

On July 1, 2003, we acquired ACTV, Inc. In that acquisition, each outstanding share of common stock of ACTV was converted into the right to receive 0.73333 of an OpenTV Corp. Class A ordinary share, and we, therefore, became obligated to issue approximately 41,648,399 Class A ordinary shares to the former ACTV common stockholders. In addition, we reserved 6,750,103 Class A ordinary shares for issuance upon the exercise of options to purchase ACTV common stock that we assumed in the merger. The acquisition was accounted for as a purchase. We also issued 675,676 Class A ordinary shares in September 2003 to purchase the minority interest in one of ACTV’s subsidiaries.

The purchase price of ACTV was approximately $61.8 million, consisting of the Class A ordinary shares issuable in the merger valued at a per share value of $1.31, which is equal to the average last sale prices for our Class A ordinary shares as reported on the Nasdaq National Market for the trading-day period two days before and after September 26, 2002, the date the merger was agreed upon and announced, the fair value of the outstanding stock options of ACTV assumed by us of $3.9 million, such value determined by estimating the fair value as of the acquisition date using the Black-Scholes option pricing model, and estimated transaction costs of $3.3 million.

Tangible assets acquired from ACTV included cash and cash equivalents, short-term marketable debt-securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from ACTV included accounts payable, accrued liabilities, and deferred revenue. The purchase price was allocated as follows (in millions):

Tangible net assets acquired	$26.6
Goodwill	22.7
Intangible assets	12.2
Deferred compensation	0.3

Total	$61.8

The allocation of the purchase price was based upon the best information available to management, including assessments of the fair value of certain intangible assets by independent valuation consultants. We do not expect there to be any significant changes to the allocation of the purchase price, the amount of goodwill and the amounts and lives of the other intangible assets. In the allocation of the purchase price, we included an adjustment to accrued liabilities of $4.5 million for estimated severance and $0.2 million for excess facilities to be incurred in connection with a restructuring of ACTV’s operations.

The intangible assets consist of patents with an estimated useful life of 13 years.

The following presents the operating results for OpenTV for the nine months ended September 30, 2003 and 2002 on a pro-forma basis as if the acquisition of ACTV had been consummated as of January 1, 2003 and 2002 (in millions, except share and per share amounts):

	2003	2002
Net revenues	$52.3	$49.4
Net loss before cumulative effect of accounting change	$(66.6)	$(654.1)
Net loss	$(66.6)	$(784.0)
Net loss per share, basic and diluted	$(0.52)	$(6.91)
Shares used in per share calculation, basic and diluted	128,579,000	113,398,514

Included in pro-forma operating results for the nine-month periods ended September 30, 2003 and 2002 are approximately $1.8 million and $2.7 million, respectively, of revenue reported by ACTV resulting from the amortization of deferred revenues associated with a marketing arrangement with Liberty Livewire LLC, a related party. The deferred revenues were adjusted to a fair value of zero in the allocation of the purchase price and, accordingly, such revenue recognition will not recur in future periods. The foregoing unaudited operating results have been prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition actually been consummated at January 1, 2003 or January 1, 2002 or the results that may occur in the future.

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

BettingCorp Acquisition

As of August 15, 2003, we acquired substantially all of the assets of BettingCorp Ltd. in a transaction accounted for as a purchase. The purchase price of approximately $11.4 million, including transaction expenses, consisted of a combination of cash, the issuance of 3,225,063 of our Class A ordinary shares and the assumption of certain specified liabilities. Of the 3,225,063 Class A ordinary shares issued, 2,580,050 were issued directly to BettingCorp and 645,013 were deposited in an escrow fund established for the purpose of securing the payment of indemnification obligations of BettingCorp arising out of our asset purchase.

The purchase price was allocated as follows (in millions):

Tangible net assets acquired	$0.1
Intangible assets	11.3

Total	$11.4

The intangible assets consist of developed technology and have been assigned an estimated useful life of 3 years.

The allocation of purchase price is based on the best information available to management, including preliminary assessments of the fair value of certain intangible assets. We do not expect that the final allocation of the purchase price will be significantly different from the amounts and estimated useful lives currently estimated.

Under the terms of a liquidity agreement, we have guaranteed for a certain time period that BettingCorp will realize net proceeds of approximately $6.9 million (or $2.15 per share), plus interest, upon the disposition of the shares it received in the transaction, assuming full release of the escrowed shares to BettingCorp. To support this guarantee, we have deposited approximately $6.9 million in cash into an escrow account, which is classified as other assets in our consolidated balance sheet, to fund any shortfall in net proceeds below $6.9 million, plus interest. Any portion of the escrow not required to fund a shortfall will be released from the escrow account to us. No amount has been reflected in the financial statements for this contingent obligation. Conversely, BettingCorp is obligated to remit to us in cash any amounts realized upon disposition of the shares in excess of $6.9 million, plus interest. Based on our closing stock price on September 30, 2003 of $3.32, were BettingCorp to realize such a per share price upon disposition of all the shares it received in the transaction (net of transaction fees) during the guarantee period, it would remit to us approximately $3.8 million, less interest payable to BettingCorp, which amount would be reported as a contribution to capital. In addition, the entire $6.9 million of funds in escrow, less interest payable to BettingCorp, would be released to us at the end of the guarantee period. No amount of this contingent payment to us by BettingCorp has been reflected in the financial statements. The shares of stock held by BettingCorp are not currently registered for resale.

Prior to completion of this asset purchase, BettingCorp was a leading developer and operator of remote betting and gaming technology and consumer services. The proprietary technology we acquired in the transaction allows an operator of gaming and betting services to offer those services across the Internet, interactive television and wireless platforms using one back-end management system and a single user account. We believe that by incorporating this technology into our product offering, we can provide our customers with the most advanced betting and gaming solution for interactive television, allowing them the opportunity to broaden their product offering to their customers and to increase their revenues. The results of operations associated with the assets purchased would not have been significant to OpenTV during 2003 or 2002.

Note 4. Goodwill

During the nine months ended September 30, 2003, $22.7 million of goodwill was recorded as a result of the acquisition of ACTV, Inc. See Note 3. We also reduced goodwill by $0.4 million relating to our acquisition of Wink Communications, Inc. during the nine months ended September 30, 2003.

Minority shareholders of OpenTV, Inc., which is a subsidiary of OpenTV, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for OpenTV shares, generally on a one-for-one basis. As the shares are exchanged, they will be accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date. As a result of applying purchase accounting to the exchanges, we record additional amounts of goodwill in the periods presented. During the nine months ended September 30, 2003 we recorded $0.2 million of goodwill related to the exchanges.

Note 5. Intangible Assets, net

The components of intangible assets, excluding goodwill, were as follows (in millions):

		September 30, 2003				December 31, 2002
	Useful life in years	Gross Carrying Amount	Addition	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	3-13	$29.8	$12.2	$(24.6)	$17.4	$8.7
Developed technologies	3-5	21.0	11.3	(17.4)	14.9	7.9
Contracts and relationships	3-5	19.5	—	(12.2)	7.3	10.6
Purchased technologies	3.5-5	0.7	—	(0.5)	0.2	0.4
Trademarks	3-5	1.2	—	(0.7)	0.5	0.8

		$72.2	$23.5	$(55.4)	$40.3	$28.4

Intangible assets of $23.5 million were recognized as a result of the ACTV and BettingCorp acquisitions described in Note 3.

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $4.0 million and $4.6 million for the three months ended September 30, 2003 and 2002, respectively, and $11.5 million and $14.6 million for the nine months ended September 30, 2003 and 2002, respectively. The estimated annual amortization expense through 2007 is as follows (in millions):

Year ending December 31,	Amortization Expense
2003 (Remaining three months)	$4.1
2004	11.1
2005	8.3
2006	6.1
2007	2.8
Thereafter	7.9

$40.3

Note 6. Restructuring Costs

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

2002 Restructuring

The following sets forth the payments made during the nine months ended September 30, 2003 relating to various restructuring activities initiated during calendar year 2002 (in millions):

	Employee Severance And Benefits	Excess Facilities	Legal Fees	Total
Balance, December 31, 2002	$2.3	$12.1	$0.2	$14.6
Cash payments	(1.3)	(4.3)	(0.2)	(5.8)
Reversal of excess provision	(0.1)	(0.2)	—	(0.3)

Balance, September 30, 2003	$0.9	$7.6	$—	$8.5

The outstanding accrual for employee severance and benefits is expected to be paid through 2004 and the accrual for excess facilities relates to operating lease obligations that continue through 2006. During the three months ended September 30, 2003 there was a reversal of costs established in prior quarters of $0.3 million principally due to the sublease of some office space in the United States.

2003 France Restructuring

In February 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment. The employee separation benefits included severance payments, medical and other related employee benefit obligations estimated at $4.7 million. Facilities consolidation charges for the reduction of excess office space was estimated to be $1.7 million. These costs included payments required under a non-cancelable lease contract, lease buyout costs, and shut-down costs. Asset write-offs of $0.5 million were incurred in connection with leasehold improvements and other property and equipment that were abandoned.

The following sets forth the payments made against the accrual through September 30, 2003 (in millions):

	Employee Severance And Benefits	Excess Facilities	Assets Write-offs	Total
Restructuring provision	$4.7	$1.7	$0.5	$6.9
Cash payments	(3.9)	(1.5)	—	(5.4)
Reversal of excess provision	(0.2)	(0.2)	—	(0.4)
Non-cash charges	—	—	(0.5)	(0.5)
Currency effect	0.2	—	—	0.2

Balance, September 30, 2003	$0.8	$—	$—	$0.8

The outstanding accrual for employee severance and benefits is expected to be paid through 2004. During the three months ended September 30, 2003 there was a reversal of costs established in prior quarters of $0.4 million due to lower severance and excess facilities costs than originally estimated.

2003 Static UK Restructuring

In the third quarter of 2003 we implemented a restructuring which reduced the management of our Static UK operations by nine employees at a severance cost of $0.8 million.

The following sets forth the payments made against the accrual through September 30, 2003 (in millions):

Employee Severance And Benefits
Restructuring provision	$0.8
Cash payments	(0.2)

Balance, September 30, 2003	$0.6

The outstanding accrual for employee severance and benefits is expected to be paid through 2004.

2003 ACTV Restructuring

In the third quarter of 2003 we acquired ACTV and established a provision of $4.7 million for employee separation benefits and the reduction of excess office space.

The following sets forth the payments made against the accrual through September 30, 2003 (in millions):

	Employee Severance And Benefits	Excess Facilities	Total
Restructuring provision	$4.5	$0.2	$4.7
Cash payments	(4.3)	—	(4.3)

Balance, September 30, 2003	$0.2	$0.2	$0.4

The outstanding accrual for employee severance and benefits is expected to be paid through 2004 and the accrual for excess facilities relates to an operating lease obligation that continues through 2005.

Note 7. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of September 30, 2003 and 2002 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Class A ordinary shares issuable upon exercise of stock options	11,093,811	6,771,475	6,687,180	7,036,225
Class A ordinary shares issuable upon exercise of warrants	506,520	681,520	506,520	681,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	787,094	979,511	862,427	992,386
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796

Had such items been included in the calculation of diluted net loss per share, the weighted average shares used in the calculation would have been increased by approximately 12.2 million and 9.1 million for the three months ended September 30, 2003 and 2002, respectively, and 9.8 million and 9.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 8. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(11,918)	$(567,771)	$(41,219)	$(759,562)
Other comprehensive income (loss):
Foreign currency translation gains	58	49	4	380
Unrealized gains (losses) on investments	(38)	580	(166)	789
Reclassification for realized gains from sale of marketable debt securities	(90)	(735)	(270)	(880)

Comprehensive loss	$(11,988)	$(567,877)	$(41,651)	$(759,273)

Note 9. Segment Information

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

Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Europe, Africa and Middle East	$7.6	$6.9	$23.3	$24.3
Americas	6.9	4.9	18.2	16.5
Asia Pacific	2.6	1.6	6.7	5.7

	$17.1	$13.4	$48.2	$46.5

Americas include United States revenue of $6.1 million and $3.9 million for the three months ended September 30, 2003 and 2002, respectively, and $15.0 million and $12.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Three major customers accounted for the following percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Customer
A	10%	14%	11%	11%
B	10%	11%	11%	10%
C	11%	7%	11%	5%

No customer accounted for more than 10% of net accounts receivable, respectively, as of September 30, 2003.

Additional summarized information by geographic area is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Capital expenditures, net:
United States	$0.2	$0.8	$1.3	$4.9
Other countries	0.6	0.6	0.9	2.5

	$0.8	$1.4	$2.2	$7.4

	September 30, 2003	December 31, 2002
Long-lived assets:
United States	$116.7	$81.9
Other countries	17.8	12.8

	$134.5	$94.7

Note 10. Commitments and Contingencies

Operating Leases

We lease facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia. These leases expire through March 2016. Total rent expense was $1.2 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively, and $4.6 million and $6.0 million for the nine months ended September 30, 2003 and 2002, respectively. There was no sublease income for the three months and nine months ended September 30, 2003 or 2002.

Future minimum payments under non-cancelable operating leases as of September 30, 2003 were as follows (in millions):

Year ending December 31,	Minimum Commitments
2003 (Remaining three months)	$2.2
2004	8.5
2005	4.1
2006	2.9
2007	2.4
Thereafter	8.2

$28.3

Of this amount $7.2 million was included in accrued restructuring in the consolidated balance sheet as of September 30, 2003.

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services. Minimum commitments under these arrangements as of September 30, 2003 were $3.4 million for the remaining three months of the year ending December 31, 2003 and $2.5 million and $1.3 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based either on households or set-top boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $1.2 million for the three months ending December 31, 2003 and $2.0 million and $1.0 million for the years ending December 31, 2004 and 2005, respectively. We also have recorded obligations for a loss contract of $8.1 million, which will be paid through December 31, 2004.

As of September 30, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the United States and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus

Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe and of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Based on publicly available information, we believe that certain of the defendants in the suit, including DIRECTV, may have reached an agreement with BI to settle the litigation. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications. No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

On December 20, 2000, ACTV, Inc. and its wholly owned subsidiary HyperTV Networks, Inc. filed a lawsuit in the United States District Court for the Southern District of New York, Case No. 00-CV-9622, against The Walt Disney Company and certain of its affiliates (collectively, the “Disney Group”). We acquired ACTV, Inc. on July 1, 2003. In that litigation, the Disney Group has filed counterclaims against ACTV that seek a declaration that ACTV’s patents in suit have not been infringed, are invalid, and are unenforceable. On May 24, 2002, the District Court granted the Disney Group’s motion for summary judgment of non-infringement with respect to the three patents in suit. On July 3, 2002, ACTV appealed the District Court decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) in Washington, D.C, Case No. 02-1491. On October 8, 2003 the CAFC vacated the District Court’s grant of summary judgment, reversed the District Court’s claim construction for the term “uniform resource locator,” and remanded the case to the District Court for further proceedings. We believe that ACTV’s lawsuit is meritorious and that ACTV intends to vigorously pursue prosecution of its claims against the Disney Group. In addition, we believe that ACTV has meritorious defenses to the counterclaims brought against it and that ACTV will defend itself vigorously against such counterclaims. The parties to this litigation have expressed a desire to engage in settlement negotiations, but we can provide no assurances that any settlement can be concluded or, if a settlement can be concluded, on what terms. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 11. Related Party Transactions

The table below reflects transactions involving the following related parties during the periods indicated (in thousands):

Related Party	Nature of Transaction	Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002
Shareholders:
Liberty Broadband	Management expense	$577	$100	$1,490	$100

Liberty Media affiliates	License fees and services revenue	55	140	986	250

Motorola and General Instrument	License fees and services revenue	1,722	1,817	5,106	5,196
	Equipment purchases	—	—	38	70

EchoStar	Royalties, license fees and services and support revenue	1,953	891	5,372	2,211

MIH Limited and its affiliates	License fees and services and support revenue	93	365	555	1,379
Sun Microsystems	Software technology license and equipment purchases	—	29	—	120

Equity Investments:
WOW TV	Services revenue	—	—	—	399

The related party payable relating to Liberty Broadband is shown in a separate line in our condensed consolidated balance sheets. The receivables from all other related parties aggregated $1.7 million as of September 30, 2003 and are shown in accounts receivable in our condensed consolidated balance sheets. Deferred revenue not yet recognized from EchoStar was $8.3 million as of September 30, 2003.

Certain of our current officers and employees are, and certain of our former officers and employees were, also officers and employees of Liberty Broadband. Liberty Broadband charges us a quarterly management expense fee that is equal to the product of the estimated percentage of time these individuals spend on our business multiplied by the actual compensation and general and administrative costs attributable to these individuals for the respective quarter. Historically, the percentage of time devoted by these individuals ranged from 50% to 100%, with the current quarter reflecting percentages indicating that these individuals are devoting substantially all of their time to our business. Reimbursement to Liberty Broadband for compensation and general administrative costs were $0.6 million and $1.5 million in the three-month and nine-month periods, respectively, ended September 30, 2003. In addition, we reimburse Liberty Broadband for certain out-of-pocket costs and expenses incurred by Liberty Broadband that are directly related to our business. Reimbursement to Liberty Broadband for out-of-pocket costs incurred which were directly related to our business were $0.2 million and $0.3 million in the three-month and nine-month periods, respectively, ended September 30, 2003.

In April 2002, we entered into agreements with certain of our executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control. Our obligation to make these payments was triggered on August 27, 2002 when Liberty Media acquired MIH Limited’s (“MIHL”) controlling ownership stake in us. We recorded compensation expense of $0.1 million and $0.5 million for the three months and nine months ended September 30, 2003, respectively, and $1.7 million for each of the three months and nine months ended September 30, 2002 for the payments made under such agreements. Pursuant to a reimbursement agreement with MIHL, we were reimbursed for these retention payments, and these reimbursements have been reflected as a capital contribution in the condensed consolidated balance sheets.

In June 2000, we entered into an employment agreement with James Ackerman, our Chief Executive Officer and a member of our board of directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. In January 2001, 25% of the cash portion of the loan was forgiven and 14,525 Class A ordinary shares were issued. In January 2002, another 25% of the loan amount was forgiven and 17,830 Class A ordinary shares were issued. Another 25% of the loan amount was forgiven in January 2003 and 121,402 Class A ordinary shares authorized to be issued in February 2003 were issued in October 2003. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A ordinary shares were reported as compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Some, but not all, of the risks, uncertainties and other factors that could cause actual results or events to differ materially from those anticipated in such forward-looking statements are identified in Item 1 of OpenTV Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

Overview

We provide technology, content, applications, and professional services that enable digital television network operators in over seventy countries to deliver and manage interactive television services for their subscribers. Our technology is available on all major digital television platforms—cable, satellite and terrestrial.

During 2003 and 2002, reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers had a significant adverse effect on the interactive-television market, and on our operations. As more fully described below, we expect this trend to continue throughout the remainder of 2003 and in future periods until economic conditions improve for interactive television participants.

Comparability of operating results between 2003 and 2002 is impacted by the acquisition of ACTV, Inc., which occurred in July 2003, the acquisition of assets from BettingCorp, Ltd., which occurred in August 2003 and for matters of convenience is referred to below as the acquisition of BettingCorp, and the acquisition of Wink Communications, Inc., which occurred in October 2002. Comparability of our results was also affected by restructuring initiatives, which were undertaken during the latter half of 2002 and the first quarter of 2003, and the impacts of which will continue in future periods.

We earn significant revenues from customers who are or were also strategic investors in our business and certain other related parties. Revenues from these related parties during the periods indicated were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Motorola and General Instrument	$1.7	$1.8	$5.1	$5.2
EchoStar	2.0	0.9	5.4	2.2
MIH Limited and its affiliates	0.1	0.4	0.6	1.4
Liberty Media affiliates	—	0.1	0.9	0.2
WowTV	—	—	—	0.4

	$3.8	$3.2	$12.0	$9.4

Results of Operations

Revenues

Revenues for the three months ended September 30, 2003, increased by $3.7 million (or 27%) from $13.4 million in 2002 to $17.1 million in 2003, as a result of the factors described below. For the nine months ended September 30, 2003, revenues increased by $1.7 million (or 4%) from $46.5 million in 2002 to $48.2 million in 2003. Revenues are derived from the following sources and are set forth by line item in the table below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	*	2002	*	2003	*	2002	*
Royalties	$6.8	40%	$3.9	29%	$18.7	39%	$16.3	35%
Services, support and other	7.0	41	5.9	44	18.1	38	19.0	41
Channel fees	2.6	15	2.7	20	8.4	17	7.8	17
License fees	0.7	4	0.9	7	3.0	6	3.4	7

	$17.1	100%	$13.4	100%	$48.2	100%	$46.5	100%

*	Percent of total revenues

Royalties

Royalties for the third quarter increased by $2.9 million (or 74%) from $3.9 million in 2002 to $6.8 million in 2003. Royalties in Europe accounted for $1.1 million of the increase, principally due to increased set-top box shipments associated with British Sky Broadcasting (BSkyB). Our customers who sell set-top boxes to BSkyB accounted for $1.6 million of total royalties for the third quarter, compared with $0.9 million for the prior year. Royalties in the Americas accounted for $1.0 million of the increase due to strong set-top shipments by EchoStar Communications Corporation, which holds approximately 2% of our ordinary shares outstanding. EchoStar accounted for $1.8 million of total royalties for the third quarter, compared with $0.8 million for the prior year. Royalties in the Asia Pacific region accounted for an increase of $0.8 million.

Sequentially, royalties for the third quarter increased $1.0 million from the second quarter of 2003. Asia Pacific accounted for 68% of the increase, Europe accounted for 26% of the increase and the Americas accounted for 6% of the increase.

Royalties for the nine months ended September 30, 2003 increased $2.4 million (or 15%) from $16.3 million in 2002 to $18.7 million in 2003. Although our customers who sell set-top boxes that incorporate our software to BSkyB had an increase in unit shipments of over 30% compared with the prior year, that increase in unit shipments was offset to a degree by the fact that other network operators in Europe continued to experience slow deployments of set-top boxes. Our customers who sell set-top boxes to BSkyB accounted for $5.0 million of royalties for the nine months ended September 30, 2003, compared with $3.5 million in the prior year. Set-top unit shipments were flat overall in Europe and royalties increased by $0.2 million for the nine months ended September 30, 2003, compared with the prior year. The Americas accounted for an increase of $1.5 million due to strong shipments by EchoStar, which offset shipment declines by other customers in the region. EchoStar accounted for $5.1 million of total royalties for the nine months ended September 30, 2003, compared with $1.9 million for the prior year. Asia Pacific accounted for an increase of $0.7 million. For the nine months ended September 30, 2003, Europe accounted for 48% of total royalties, the Americas accounted for 41% and Asia Pacific accounted for 11%.

Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems. Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be adversely affected in the future. As there are a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect future royalty revenues to remain generally consistent with current levels for the near term, assuming our existing customer base continues to deploy our technologies at the same rates.

Services, support and other

Services, support and other revenue consists primarily of professional services engagements (software customization and systems integration) for set-top box manufacturers and network operators, and maintenance and support for set-top box manufacturers and broadcasters. For the third quarter of 2003, revenues in this category increased by $1.1 million from $5.9 million in 2002 to $7.0 million in 2003. The acquisitions of ACTV, Inc. and BettingCorp accounted for $0.8 million of the increase. There were also two major professional services projects in the third quarter of 2003 that accounted for the remainder of the increase. For the nine months ended September 30, 2003, revenues in this category declined by $0.9 million from $19.0 million in 2002 to $18.1 million in 2003, due to the slowdown in spending among current and prospective customers. General Instrument Corporation, which holds approximately 4% of our ordinary shares outstanding, and its parent company, Motorola, Inc., are major customers for professional services and support and accounted for $1.7 million of revenue for the third quarter, compared with $1.8 million for the same quarter of the prior year. For the nine months ended September 30, 2003, Motorola accounted for $5.1 million of revenue compared with $5.2 million in 2002. We expect professional services sold to Motorola to decline in future periods as our services agreement with Motorola, which specifies minimum services revenue commitments over the course of its term, expires in 2004. One of our customers, DIRECTV, notified us on November 12, 2003 that it would not extend its carriage agreement with our subsidiary, Wink Communications, on the terms last offered by us. The agreement will expire by its terms on December 22, 2003, and we expect to deactivate approximately 10.4 million of DIRECTV’s Wink-enabled set top boxes currently deployed in DIRECTV’s network. Our revenues attributable to Wink-enabled set top boxes deployed in DIRECTV’s network, such as fees from advertising, programming and licensing relationships, were approximately $0.4 million for the three months ended September 30, 2003 and $1.0 million for the nine months ended September 30, 2003.

Channel fees

Our Static subsidiary operates the PlayJam interactive games channel in the United Kingdom, France, the United States and South Africa. We receive revenue primarily from premium rate telephone calls that are placed by consumers, using the telephone or the remote-control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. For the third quarter of 2003, channel fees decreased by $0.1 million from $2.7 million in 2002 to $2.6 million in 2003. Digital Interactive Television Group, a British telecommunications company that supports the collection of premium rate telephony charges for the PlayJam channel on BSkyB, accounted for $1.7 million of our total channel fees for the third quarter, compared with $1.5 million for the prior year. For the nine months ended September 30, 2003, channel fees increased by $0.6 million from $7.8 million in 2002 to $8.4 million in 2003. Digital Interactive Television Group accounted for $5.4 million of our total channel fees during that nine-month period, compared with $4.8 million for the same period in the prior year.

License fees

We derive license fees from the sale of our software products and related interactive applications, such as OpenTV Streamer, OpenTV Software Developers Kit and OpenTV Publisher. These fees can vary greatly from quarter to quarter depending on whether any significant sales occur. License fees for the third quarter of 2003 decreased by $0.2 million from $0.9 million in 2002 to $0.7 million in 2003. For the nine months ended September 30, 2003, license fees declined by $0.4 million from $3.4 million in 2002 to $3.0 million in 2003, due to the continued slowdown in interactive-television-related spending by our customers.

Operating Expenses

In the third quarter of 2002, there was an impairment of goodwill of $514.5 million and an impairment of intangible assets of $24.8 million. Excluding these items, our operating expenses for the third quarter of 2003 decreased by $9.7 million from $38.7 million in 2002 to $29.0 million in 2003. For the nine months ended September 30, 2003, our operating expenses, excluding the impairment charges, decreased by $33.8 million from $122.6 million in 2002 to $88.8 million in 2003. The results for 2003 include the results of ACTV, Inc. and BettingCorp, which were acquired in the third quarter of 2003, and Wink Communications, which was acquired in October 2002.

The increases in expenses resulting from these acquisitions partly offset the cost reductions from the significant restructuring initiatives undertaken during 2002 and the first quarter of 2003. Operating expenses by line item were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of revenues	$12.2	$11.5	$33.1	$33.0
Research and development	6.4	9.4	16.7	26.9
Sales and marketing	4.3	7.0	13.5	24.8
General and administrative	3.5	6.0	11.3	16.0
Restructuring costs	0.1	1.6	7.0	11.2
Impairment of goodwill	—	514.5	—	514.5
Impairment of intangible assets	—	24.8	—	24.8
Amortization of intangible assets	2.5	3.2	7.2	10.7

Total Operating Expenses	$29.0	$578.0	$88.8	$661.9

Cost of revenues

Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, the costs, including network infrastructure and bandwidth, of operating the PlayJam interactive games channel, and amortization of developed technology.

Cost of revenues for the third quarter of 2003 increased by $0.7 million from $11.5 million in 2002 to $12.2 million in 2003. The acquisitions of Wink, ACTV and BettingCorp increased our cost of revenues by $2.6 million, which was partially offset by $1.7 million of cost savings that we achieved in that period from restructuring initiatives. We further decreased our cost of revenues during the third quarter through a $0.4 million reduction in the amortization of share-based compensation, which was also partly offset by an increase of $0.2 million in additional amortization for developed technology.

Cost of revenues for the nine months ended September 30, 2003 increased by $0.1 million from $33.0 million in 2002 to $33.1 million in 2003. The acquisitions of Wink, ACTV and BettingCorp, accounted for an increase of $7.7 million in expenses, which was partially offset by $5.7 million of cost savings from restructuring initiatives. There was also a reduction of $1.2 million from reduced amortization of share-based compensation partly offset by additional amortization of developed technology of $0.5 million. The nine months of 2003 also benefited from the reversal of a contract cancellation penalty previously accrued of $1.2 million.

One of our customers, DIRECTV, notified us on November 12, 2003 that it would not extend its carriage agreement with our subsidiary, Wink Communications, on the terms last offered by us. The agreement will expire by its terms on December 22, 2003, and we expect to deactivate approximately 10.4 million of DIRECTV’s Wink-enabled set top boxes currently deployed in DIRECTV’s network. Our expenses attributable to Wink-enabled set top boxes deployed in DIRECTV’s network were approximately $1.3 million for the three months ended September 30, 2003 and approximately $3.0 million for the nine months ended September 30, 2003.

Research and development

Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

Due to the significant restructuring initiatives in 2002, partially offset by increased research and development expenses of $1.6 million attributable to the acquisitions of ACTV and BettingCorp, research and development expenses for the third quarter of 2003 decreased by $3.0 million from $9.4 million in 2002 to $6.4 million in 2003. In the third quarter of 2002 the acquisition of Wink Communications accounted for $1.0 million of in-process research and development, with no similar charge in 2003. For the nine months ended September 30, 2003, research and development decreased by $10.2 million from $26.9 million in 2002 to $16.7 million in 2003. Research and development activities are expected to continue to be focused on near-term business opportunities.

Sales and marketing

Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, sales commissions and travel costs.

Sales and marketing expenses for the third quarter of 2003 decreased by $2.7 million from $7.0 million in 2002 to $4.3 million in 2003, primarily due to the significant restructuring initiatives in 2002, the effects of which were partially offset by an increase of $1.0 million from the acquisitions of ACTV and BettingCorp.

Sales and marketing expenses for the nine months ended September 30, 2003 decreased by $11.3 million from $24.8 million in 2002 to $13.5 million in 2003, primarily due to the significant restructuring initiatives in 2002, offset by an increase of $3.6 million from the acquisitions referred to above.

General and administrative

General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

General and administrative expenses for the third quarter of 2003 decreased by $2.5 million from $6.0 million in 2002 to $3.5 million in 2003. Restructuring initiatives accounted for more than half of the decrease and there were also reductions of $0.8 million for management retention bonus, $0.4 million in provision for doubtful accounts and $0.3 million for amortization of share-based compensation. These reductions were partially offset by an increase of $0.5 million in our general and administrative expenses resulting from our acquisitions of ACTV and BettingCorp.

General and administrative expenses for the nine months ended September 30, 2003 decreased by $4.7 million from $16.0 million in 2002 to $11.3 million in 2003. Restructuring initiatives accounted for $2.6 million of the decrease and there were also reductions of $0.6 million for management retention bonus, $0.9 million in provision for doubtful accounts and $1.1 million for amortization of share-based compensation. These reductions were partially offset by an increase of $0.5 million in our general and administrative expenses resulting from our acquisitions of ACTV and BettingCorp.

Restructuring costs

In the third quarter of 2003 we implemented a restructuring initiative that reduced our Static UK operations by 9 employees at a severance cost of $0.8 million. In addition, there was a reversal of costs established in prior quarters of $0.6 million that resulted from our successful sublease of certain office space in the United States and from lower severance and shutdown costs than originally estimated for France.

For the nine months ended September 30, 2003, total restructuring costs were $7.1 million compared with $11.2 million for the nine months ended September 30, 2002.

Amortization of intangible assets

For the third quarter of 2003, amortization of intangible assets decreased by $0.7 million from $3.2 million in 2002 to $2.5 million in 2003. For the nine months ended September 30, 2003, amortization of intangible assets decreased by $3.5 million from $10.7 million in 2002 to $7.2 million in 2003. The decreases were due to completion of the amortization period for certain intangibles associated with the acquisition of Spyglass in 2000.

Other Income and Expense Items

Primarily as a result of the decline in the total investment portfolio resulting from acquisitions and the use of cash to support our operations, interest income for the third quarter of 2003 was $0.4 million compared with $1.8 million for the prior year. Interest income for the nine months ended September 30, 2003, was $1.3 million compared with $4.7 million for the prior year. Other expense was $0.1 million for the third quarter. For the nine months ended September 30, 2003, other expense was $1.1 million, which included $0.9 million for the settlement of fees under an investment banking arrangement. During 2002 all private-equity investments were fully impaired, so there was no impairment of investments in equity investees or share of losses of equity investees in 2003, compared with an impairment of $10.9 million and our share of losses of equity investee of $7.3 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We invest a portion of our cash in debt instruments that are highly liquid, high-quality investment grade securities and that predominantly have maturities of less than two years. As of September 30, 2003, we had cash and cash equivalents of $44.7 million, an increase of $6.1 million from December 31, 2002. Taking into account short-term and long-term marketable debt securities of $34.7 million, our cash, cash equivalents and marketable debt securities were $79.4 million as of September 30, 2003, compared with $87.7 million as of December 31, 2002.

Due to our continuing operating losses, cash used in operating activities was $35.5 million for the nine months ended September 30, 2003, compared with $20.1 million for the nine months ended September 30, 2002. The increase in cash used in operating activities was the result of continued operating losses coupled with the cash outlays associated with our restructuring initiatives.

Cash provided from investing activities was $40.8 million for the nine months ended September 30, 2003, including $51.4 million from the net sale of marketable debt securities, offset by cash used for the acquisitions of ACTV and BettingCorp, net of cash acquired, which was $10.3 million. Cash used for capital expenditures was $2.2 million and cash from other sources was $1.9 million. For the nine months ended September 30, 2002, cash provided from investing activities was $58.6 million, of which $78.3 million was from the net sale of marketable debt securities, offset by cash used for the acquisitions of Wink and ACTV, net of cash acquired, which in the nine months ended September 30, 2002 was $9.7 million. Cash used for capital expenditures was $7.4 million and cash used for other items was $2.6 million in the nine months ended September 30, 2002.

Cash provided from financing activities was $0.8 million for the nine months ended September 30, 2003, compared with $2.5 million for the nine months ended September 30, 2002.

We expect that available cash resources from our existing operations will be sufficient to fund our operations for at least the next twelve months if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. Our future capital requirements will depend on a variety of factors, including market acceptance of interactive television, the resources we devote to developing, marketing, selling and supporting our products, and other factors.

Operating leases

We have various non-cancelable operating lease agreements for our worldwide offices, which had the following commitments as of September 30, 2003 (in millions):

Year ending December 31,	Minimum Commitments
2003 (Remaining three months)	$2.2
2004	8.5
2005	4.1
2006	2.9
2007	2.4
Thereafter	8.2

$28.3

Other commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing, minimum revenue guarantees, bandwidth, and other services. Minimum commitments under these arrangements as of September 30, 2003 were $3.4 million for the remaining three months of the year ending December 31, 2003 and $2.5 million and $1.3 million for the years ending December 31, 2004 and 2005, respectively. In addition, we have contingent commitments with certain cable and satellite service providers that are based either on households or set-top boxes deployed. Based on current expectations, we believe that such commitments may aggregate up to approximately $1.2 million for the three months ending December 31, 2003 and $2.0 million and $1.0 million for the years ending December 31, 2004 and 2005, respectively. We also have recorded obligations for a loss contract of $8.1 million, which will be paid through December 31, 2004.

At September 30, 2003, we had two standby letters of credit aggregating $2.0 million that were issued to landlords at two of our leased properties in the U.S. and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2003 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

Issuer	Valuation of Securities if Interest Rates Decrease 1%	Fair Value as of September 30, 2003	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
United States government and agencies	26,157	25,923	25,704	25,457
Corporate notes and bonds	6,139	6,050	5,986	5,912
Certificates of deposit	2,801	2,772	2,733	2,686

Total	35,097	34,745	34,423	34,055

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

Foreign currency exchange rate risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. A majority of our worldwide customers are invoiced and make payments in United States dollars. A minority of our worldwide customers are invoiced by our non-United States business units under contracts which require payments to be remitted in local currency.

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

We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts in hedging foreign currency exposures during the nine months ended September 30, 2003. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Disney Group Litigation. On December 20, 2000, ACTV, Inc. and its wholly owned subsidiary HyperTV Networks, Inc. filed a lawsuit in the United States District Court for the Southern District of New York, Case No. 00-CV-9622, against The Walt Disney Company and certain of its affiliates (collectively, the “Disney Group”). We acquired ACTV, Inc. on July 1, 2003. In that litigation, the Disney Group has filed counterclaims against ACTV that seek a declaration that ACTV’s patents in suit have not been infringed, are invalid, and are unenforceable. On May 24, 2002, the District Court granted the Disney Group’s motion for summary judgment of non-infringement with respect to the three patents in suit. On July 3, 2002, ACTV appealed the District Court decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) in Washington, D.C., Case No. 02-1491.

On Oct. 8, 2003, the CAFC vacated the District Court’s grant of summary judgment, reversed the District Court’s claim construction for the term “uniform resource locator,” and remanded the case to the District Court for further proceedings.

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

Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C. (“BI”) alleging that DIRECTV, Inc. (“DIRECTV”), EchoStar Communications Corporation (“EchoStar”), Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though neither Wink Communications nor OpenTV, Inc. is currently a defendant in the suit, BI may allege that certain of their products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnifications obligations for OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Further, if liability is found against DIRECTV in this matter, and if such a decision implicates Wink Communications’ technology or products, DIRECTV has notified Wink Communications of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if Wink Communications were to be named as a defendant and it is determined that the products of Wink Communications infringe and of the asserted claims, and/or it is determined that Wink Communications is obligated to defend DIRECTV in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected.

Based on publicly available information, we believe that certain of the defendants in the suit, including DIRECTV, may have reached an agreement with BI to settle the litigation. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications.

No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

Other Matters. Reference is made to Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, which provides a description of material developments relating to certain legal proceedings that occurred during that quarter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of August 15, 2003, we entered into definitive agreements with BettingCorp Ltd., an internet gaming distributor organized under the laws of the British Virgin Islands that offered a variety of online products and services including internet casinos and sports betting, pursuant to which we purchased substantially all of the assets of BettingCorp. A portion of the net purchase price was paid in cash and the balance was paid in the form of 3,225,063 of our Class A ordinary shares. Those shares were issued on August 18, 2003 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering. Of the 3,225,063 Class A ordinary shares issued, 2,580,050 were issued directly to BettingCorp and 645,013 were deposited in an escrow fund established for the purpose of securing the payment of indemnification obligations of BettingCorp arising out of our asset purchase.

In connection with our July 1, 2003 acquisition of ACTV, Inc. and immediately prior to the completion thereof, ACTV and Thomas R. Wolzien entered into a securities purchase agreement. Pursuant to that securities purchase agreement, ACTV agreed to purchase from Mr. Wolzien certain securities of a majority-owned subsidiary of ACTV then held by Mr. Wolzien in exchange for consideration consisting of cash and stock. The securities purchase agreement provided that a portion of the stock consideration, referred to below as the deferred stock consideration, would be paid upon the occurrence of a specific performance condition in the form of our Class A ordinary shares. That performance condition was satisfied during the third quarter of 2003 and we issued 675,676 Class A ordinary shares to Mr. Wolzien in satisfaction of ACTV’s obligations under the securities purchase agreement in respect of the deferred stock consideration. Those shares were issued on September 30, 2003 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Reference is made to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2003, relating to our receipt of notice from DIRECTV that it would not extend its agreement with our subsidiary, Wink Communications, Inc., on the terms last offered by us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
3(i)	Memorandum of Association of OpenTV Corp.

3(ii)	Articles of Association of OpenTV Corp.

4	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Richard Hornstein, Chief Financial Officer of OpenTV Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard Hornstein, Chief Financial Officer of OpenTV Corp.

(b)	Reports on Form 8-K and Form 8-K/A filed during the quarter ended September 30, 2003:

Date Filed or Furnished	Item(s) Reported	Financial Statements Filed
July 14, 2003	Items 2 and 7	No.

August 19, 2003	Items 9 and 12*	Yes.

September 12, 2003	Items 7	Yes.

*	This Report on Form 8-K was “furnished” to the Securities and Exchange Commission, and is not to be deemed (1) “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.

Date: November 14, 2003	By:	/s/ Richard Hornstein
Richard Hornstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3(i)(a)	Memorandum of Association of OpenTV Corp.

3(ii)(b)	Articles of Association of OpenTV Corp.

4(c)	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

31.1(d)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

31.2(d)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Richard Hornstein, Chief Financial Officer of OpenTV Corp.

32.1(d)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James J. Ackerman, Chief Executive Officer of OpenTV Corp.

32.2(d)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard Hornstein, Chief Financial Officer of OpenTV Corp.

(a)	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
(b)	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.
(c)	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
(d)	Filed herewith.