Form 10-K
period 2003-12-31
OPENTV CORP
filed 2004-03-15
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15473

OpenTV Corp.

(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Sacramento Street San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

Registrant’s telephone number, including area code:

(415) 962-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A ordinary shares, no par value

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the Class A ordinary shares of the Registrant held of record by non-affiliates of the Registrant as of June 30, 2003, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq National Market as of the close of trading on June 30, 2003, was approximately $46,836,071. For purposes of this calculation, the directors and executive officers of the Registrant as of June 30, 2003 and the holders of record of 10% or more of any class of the Registrant’s ordinary shares outstanding as of June 30, 2003 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the Registrant. Treasury shares are excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.

      As of February 27, 2004, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

89,500,635 Class A ordinary shares; and

30,631,746 Class B ordinary shares.

      Portions of the Registrant’s definitive Proxy Statement, to be delivered to stockholders in connection with the Registrant’s 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

OPENTV CORP.

2003 ANNUAL REPORT ON FORM 10-K

OpenTV, the OpenTV logo and our product names are trademarks or registered trademarks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product names mentioned herein may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operation; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

PART I

Item 1.     Business

Overview

      We are one of the world’s leading providers of software, content and applications and professional services for interactive and enhanced television. We provide the core software and related technologies that permit cable, satellite and terrestrial operators, which we refer to as “network operators”, television programmers and advertisers to offer viewers interactive and enhanced television experiences. By developing content and applications designed for digital television and by offering professional services focused on the integration of interactive software, content and applications, we believe that we are uniquely positioned within the digital television industry to help our customers differentiate their product offerings, enhance viewer retention and accelerate the use of television for gaming, commerce, information retrieval, entertainment and similar purposes.

      Since our founding in 1996, we have offered our customers a comprehensive suite of interactive and enhanced television solutions that leverage our software and technologies and worldwide patent portfolio. Our core software products enable network operators to manage the creation and delivery of interactive and enhanced television services to their subscribers. We develop and manage branded television channels that allow viewers to play interactive games, and we offer applications that enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and engage in other interactive services, such as fixed-odds gaming, through their televisions. We also recently began efforts to market and commercially deploy targeted and addressable advertising solutions and research analyses detailing how viewers engage and interact with programs and advertisements. Each of those offerings, and others that we anticipate offering in the future, leverages and extends our fundamental core technologies, which we believe provide us with the foundation for further penetration of the digital television market as it continues to evolve. To complement our technologies and interactive content and applications, we also offer a full suite of professional engineering and consulting services. These services allow us to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators.

      We provide our technologies, interactive content and applications and professional services in more than 90 countries. We have deployed our software solutions and technologies to more than 40 network operators throughout the world. Major set-top box manufacturers incorporate our software directly into over 100 different set-top box models, with over 40 million digital set-top boxes embedded with our technologies deployed worldwide. This integration directly into the set-top boxes allows our solutions to be easily activated by network operators upon deployment.

      We have invested significant resources in developing our software solutions and believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television. We believe that we have established an industry leading technology position, and, as of December 31, 2003, had 82 patents issued in the United States, 335 patents issued outside of the United States and 711 patent applications pending throughout the world.

Corporate Background

      We are incorporated in the British Virgin Islands. Over the past several years, we have significantly extended our product and service offerings through a number of acquisitions.

      In 2000, we acquired Spyglass, Inc., a provider of Internet software solutions and professional services, and CableSoft Corporation, a provider of “on-demand information” software solutions for broadband network operators. In 2001, we acquired Static 2358 Holdings Limited, an interactive television media and entertainment company that developed our PlayJam games offering.

      In 2002, we acquired Wink Communications, Inc., a provider of technology that enables network operators, programmers and advertisers to add interactive content to television broadcasts. In July 2003, we acquired ACTV, Inc., a developer and provider of technologies and services for interactive television advertising, personalized programming applications and enhanced media, and in August 2003, we acquired substantially all of the assets of BettingCorp Limited, a developer and operator of remote betting and gaming technologies and services.

      With these acquisitions and the continued evolution of our technologies, content and applications, we are able to offer an end-to-end solution for interactive and enhanced television.

      Liberty Media Corporation beneficially owns an approximately 32.9% economic interest in our company, which because of its ownership of approximately 99.6% of our super-voting Class B ordinary shares, provides it with an approximate 79.4% voting interest in our company, in each case based on the number of our ordinary shares outstanding as of December 31, 2003. As a result of that voting power, Liberty Media has the ability to elect all of the members of our board of directors and, subject to applicable law and stockholder agreements, the right to approve or disapprove all matters presented to a vote of our stockholders. Liberty Media initially acquired its controlling interest in our company in August 2002 in a transaction with our former controlling shareholder, MIH Limited. Liberty Media is a holding company, which, through its ownership of interests in other companies, is primarily engaged in (i) electronic retailing, (ii) international cable television distribution, telephony and programming and (iii) the production, acquisition and distribution through various media of branded entertainment, educational and informational programming and software. Companies in which Liberty Media owns interests are also engaged, among other things, in (i) interactive commerce through the Internet, television and telephone, (ii) cable and satellite broadband distribution services within the United States and (iii) wireless telephony and other technology ventures. From time to time, we have entered into commercial relationships with Liberty Media affiliates and expect to continue to do so in the future if advantageous opportunities become available.

Financial Information about Operating Segments and Geographic Areas

      We are not organized into business units and we do not calculate our revenues, profits or loss, or total assets based on segmentation of our business. We believe that we operate in a single industry segment. Please see “Note 14. Segment Information” to our Consolidated Financial Statements for a further discussion of segment information.

      A significant portion of our total net revenue comes from outside of the United States. A summary of our domestic and international revenue, capital expenditures and long-lived assets is set forth in “Note 14. Segment Information” to our Consolidated Financial Statements, which is incorporated herein by reference.

Products and Services

              Overview

      We develop the software solutions and related technologies that many network operators utilize to permit them to manage and deliver interactive and enhanced programming, advertising and other content and applications. Our product and service offerings generally fall into the following categories:

•	Software and Related Technologies. Our core software and technologies consist of integrated and modular software products that enable network operators to manage the creation, delivery and execution of interactive and enhanced television services to their subscribers. We develop and provide interactive solutions that permit targeted and addressable advertising, purchase and sales transactions through a viewer’s remote control, requests for information from advertisers or programmers in real-time as the viewer sees the advertisement or television program and audience and media research capabilities to determine viewing preferences. We generally realize revenues from our software and technology solutions through one-time royalty payments and ongoing license fees.

•	Content and Applications. We develop and manage branded interactive television channels, including our games channel “PlayJam” and our fixed-odds and casino games service “PlayMonteCarlo”. We also work jointly with network operators, programmers and advertisers to develop applications that help to differentiate their programming content. We provide email applications, interactive weather applications that permit viewers to obtain local weather information, applications that permit multiple camera angles and audio feeds to be delivered for viewing and listening on a single television screen and many other applications that transform the conventional television into a more expansive source of information and entertainment. In addition, we support a third-party development community that seeks to develop compelling interactive television content for our platform. We generally realize revenues from our content and applications through license and other fees and revenue sharing arrangements. We also may seek, in the future, to derive more of our revenues from those product offerings through subscriber-based fee arrangements.

•	Interactive Network. We offer a suite of managed services and applications to simplify the business of interactive television and market research for network operators, programmers and advertisers. We accomplish this by leveraging our technology, content and operational and distribution experience in the field of interactive television. We generally realize revenues from our interactive network services from service fees and revenue sharing arrangements.

•	Professional Services and Support. Our worldwide team of skilled and experienced managers and software engineers help network operators and set-top box manufacturers build, integrate and deploy interactive and enhanced television services. We can provide the professional services necessary for discrete projects, as well as the resources that allow a network operator effectively to outsource an entire end-to-end digital solution. We also help train our customers in the use of our development tools and can provide other educational services that allow our customers to accelerate their use of interactive technologies. In addition, we provide worldwide, around-the-clock support for our product offerings. We generally realize revenues from fees paid for professional services and support rendered to our customers, which we charge on a time and materials, fixed cost or other basis.

Software and Related Technologies

      Our integrated software and related technologies provide a common platform for network operators, set-top box manufacturers and manufacturers of other devices, programmers, content producers, advertisers and interactive application developers to create, deliver and manage interactive and enhanced television applications and content for different digital television environments and network architectures. Our software and technologies enable interactive content and applications to run on cable, satellite and terrestrial networks and through various set-top boxes and other products manufactured by a multitude of vendors. In general, that means interactive and enhanced television content and applications only have to be written once in order to run on the various set-top boxes that a network operator may have deployed in its network.

      We have software and technologies that work on set-top boxes as well as at the network operator’s head end. We also offer enterprise solutions that more effectively integrate the software in a set-top box with the operator’s, programmer’s and advertiser’s backend systems. Additionally, we have development tools that permit users to create, test and deliver interactive content and applications. Our software and related technologies consist of the following:

      OpenTV Embedded Set-top Box Solutions. The foundation of our offering is a software platform that is installed primarily on set-top boxes and serves as the gateway for delivering and managing interactive and enhanced television to viewers.

      OpenTV Embedded Set-top Box Solutions consist of OpenTV Core, OpenTV ProSync, OpenTV SpotOn, and OpenTV Device Mosaic, as described below:

OpenTV Core. This is our principal set-top box middleware product, which includes the software and related components that provide network operators with a full-featured interactive and enhanced television delivery and development environment for both basic and advanced set-top boxes. OpenTV Core can manage a wide range of interactive television applications, including virtual channels, enhanced broadcasts, electronic commerce applications, games and on-demand news and information services.

      The following features and functions are supported by OpenTV Core:

•	Basic and Advanced Set-top Boxes. OpenTV Core can run with the relatively limited processing power and memory found in most mass-market digital set-top boxes currently deployed by network operators. OpenTV Core is also suitable for more advanced digital set-top boxes expected to be deployed in the future, which contain increased processing power and memory. This capability permits us to offer technical solutions that address the limited capabilities of many set-top boxes that are currently deployed by various network operators, while simultaneously offering a solution that will position them to take advantage of more powerful set-top boxes in the future.

•	HTML Applications. Our OpenTV HTML Package is an extension to OpenTV Core which allows network operators to deliver existing Web-based HTML and JavaScript content to its subscribers through a digital set-top box.

•	MHP Applications. Our OpenTV MHP Package is an extension to OpenTV Core which allows network operators to deliver Java-based content to its subscribers through a digital set-top box in a manner that is compliant with the Multimedia Home Platform standard that is being developed in Europe.

•	OpenTV Measure. Our OpenTV Measure Package is an extension to OpenTV Core that we are currently developing to enable network operators, programmers and advertisers to collect information and data regarding viewer preferences, viewing habits and other analytical information that helps to assess the efficacy of programming and advertising.

•	Connectivity. OpenTV Core provides solutions for broadcast or point-to-multipoint networks as well as high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common interactive television-related communication protocols, including the DOCSIS communications protocol (providing a data return channel for cable modem set-top boxes that enables viewers to retrieve information from the Internet at broadband speed).

•	Localization. OpenTV Core supports text input and presentation of substantially all languages in common use (including double byte Asian languages), which allows for localization of interactive television services for different countries.

•	Personal Video Recorders. Many network operators are specifying that set-top boxes support the ability to record and playback a broadcast program using an internal hard drive resident in the set-top box. OpenTV Core currently enables the seamless integration of third-party mass storage solutions to meet this requirement.

OpenTV ProSync. OpenTV ProSync is an application engine that enables network operators to deliver interactive applications along with broadcast video to viewers’ televisions. Network operators may choose to deploy OpenTV ProSync where a full OpenTV Core solution is not required or where set-top box resources are limited. This product enables advertisers and programmers to process e-commerce transactions while offering viewers instant interactive entertainment and information retrieval.

OpenTV SpotOn. OpenTV SpotOn enables network operators to offer addressable advertising that can be delivered to particular households based on individual profiles. Advertisers have the ability to develop different ads for the same product or service that are designed for specific audiences, ensuring that the message appeals to all of the audience for the commercial. Different advertising messages are then simultaneously targeted to households through the use of technology that permits set-top boxes to seamlessly jump between video signals, thereby invisibly tailoring the video experience to the profile of the viewing household. With this technology, which we acquired when we purchased ACTV in 2003, a network operator can for example deliver an advertisement for a pick-up truck to one household while simultaneously delivering an advertisement, in the same interval, for a sedan or sports coupe to a different household based on demographic profiles.

OpenTV Device Mosaic. OpenTV Device Mosaic is a customizable, stand-alone browser designed specifically for information appliances other than personal computers. OpenTV Device Mosaic supports HTML, Broadcast Markup Language, or BML, and JavaScript based applications and is optimized and designed for advanced products and applications. We have developed an integrated browser with Matsushita Electric Company, one of Japan’s largest consumer electronics companies, which has been incorporated into certain Panasonic branded digital television sets shipped within Japan since September 2003.

      OpenTV Headend Solutions. OpenTV Headend Solutions consist of OpenTV Streamer, OpenTV Publisher, OpenTV H2O and OpenTV Gateway. These components are installed at a network operator’s broadcast facility or cable headend and enable the network operator to utilize their existing digital television broadcast infrastructure to manage the creation and delivery of interactive and enhanced television services to and from the set-top boxes where OpenTV Embedded Set-top Box Solutions reside.

OpenTV Streamer. OpenTV Streamer, the foundation of our headend solutions, enables network operators to integrate applications and data with audio and video signals for reception on set-top boxes enabled with OpenTV Core. OpenTV Streamer relies on hardware architecture that is capable of interfacing with any standard digital broadcast system.

OpenTV Publisher. OpenTV Publisher works in conjunction with OpenTV Streamer to enable content developers and network operators to use the popular Web-based Extensible Markup Language, or XML, content format to build and deliver interactive content to set-top boxes enabled with OpenTV Core.

OpenTV H2O. OpenTV H2O enables the transformation of Web-based HTML and JavaScript content into interactive applications that can run on basic digital set-top boxes.

OpenTV Gateway. OpenTV Gateway manages communications traffic originating from basic digital set-top boxes to standard e-mail and commerce servers.

      OpenTV Enterprise Solutions. Our enterprise solutions, consisting of OpenTV Account, OpenTV Advertise, OpenTV Notify and OpenTV AdVision, are used in conjunction with our embedded set-top box solutions to manage the secure commerce and advertising functions of a network operator’s interactive television service.

OpenTV Account. OpenTV Account enables electronic commerce features within interactive television applications and gives network operators the opportunity to develop commerce-related interactive television revenue streams. Key features of OpenTV Account include single sign-on management, electronic-receipt management, electronic-wallet and address book management and security features.

OpenTV Advertise. OpenTV Advertise enables network operators to control the process of integrating and managing advertisements within content and applications running on OpenTV Core. Key features of OpenTV Advertise include the ability to schedule and insert advertisements, and to generate reports on the status of advertising campaign delivery and performance.

OpenTV Notify. OpenTV Notify enables network operators to send broadcast notifications to individual or multiple set-top boxes allowing network operators to deliver convenient messaging, such as email, instant messaging, order confirmation and news alerts, to their subscribers.

OpenTV Advision. OpenTV Advision is an advertising sales and traffic system that manages various media platforms and outlets, simultaneously providing network operators the tools to manage local cable television, cable networks, and proprietary broadband networks.

      OpenTV Tools. We encourage content developers to design and create applications that are compatible with OpenTV software and technologies by offering a series of application development tools and supporting toolsets enabling them to develop and market applications directly to network operators. The tools can be used alone or in combination with other third-party tools to meet virtually any interactive television development need, such as creating virtual channels, building interactive ads, enhancing existing programs with interactive features and testing interactive television content through a simulated broadcast environment.

Content and Applications

      We develop and operate branded interactive television channels that are distributed by network operators utilizing OpenTV Core and interactive television middleware platforms provided by third parties. These channels feature play-for-fun or fee based entertainment, fixed-odds and casino games and help network operators around the world realize new revenue streams and business opportunities from interactive television. In addition, we provide email applications, interactive weather applications that permit viewers to obtain local weather information, and many other applications, many of which are also included as “managed services” as described in more detail below under “Interactive Network,” that transform the conventional television into a more expansive source of information and entertainment.

      PlayJam. PlayJam is one of the world’s first multi-platform interactive television entertainment and gaming channels. We offer a library of more than 300 different single- or multi-player games that can run on PlayJam. These include quizzes, arcade-style games, puzzles, adult-theme games, and competition and editorial games. A wide selection of these games can be customized and used as unique branding vehicles.

      Launched in early 2001 on the British Sky Broadcasting, or BSkyB, network in the United Kingdom, PlayJam currently is available to over 20 million subscribers through distribution on BSkyB, cable operators NTL Group Ltd. and Telewest Broadband in the United Kingdom, satellite operators Television Par Satellite (TPS) and Canal Satellite in France, and satellite operator EchoStar Communications Corporation in the United States. PlayJam runs on the OpenTV platform as well as those provided by other middleware providers.

      In the United Kingdom and in France, PlayJam charges a fee, via a premium rate telephone call using the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. We have also sold advertising and sponsorship space from time to time on PlayJam games. In the United States, PlayJam is offered as a subscription based service on EchoStar, for which we receive a revenue share.

      Fixed-Odds and Casino Gaming. With our acquisition of the assets of BettingCorp in 2003, we began to focus additional efforts on developing fixed-odds and casino games for interactive television. Through BettingCorp, we can enable a network operator to offer a wide variety of products, from casino games and pool products to scratchcards and lotteries, across multiple media using a single back-end management system.

      Subject to local laws and regulations and based on the licenses BettingCorp holds, we are able to offer our customers fixed-odds and casino gaming services. These services include PlayMonteCarlo, which is offered as an interactive television application and through the Internet, and PlayMonteCarlo.com and TotoPools.com,

both of which are available through the Internet. Our gambling and betting products are made available to users only in jurisdictions in which it is legal to do so. Our gaming offerings are supported by our back-end management system which enables operators to monitor usage of the games and tailor promotions on an individual basis.

      Third Party Applications. We also encourage content developers to design and create applications for the OpenTV platform through the use of our series of application development tools. In addition, we offer the OpenTV Partner Program to support independent developers that create OpenTV-enabled applications. Through the OpenTV Partner Program, members can gain access to various resources, including free evaluation periods for selected releases of our software, discounts on our authoring and development tools, training sessions, e-mail support, access to a members-only Web site and regional conferences.

Interactive Network

      The OpenTV Interactive Network simplifies the business of interactive television for network operators, programmers and advertisers by offering a suite of managed services and applications. OpenTV Interactive Network is a customized interactive television offering, which includes those applications specifically desired by the customer, such as a combination of OpenTV ProSync, OpenTV SpotOn, OpenTV Measure, PlayMonteCarlo and PlayJam. This service allows our customers to stay focused on what they do best while we enable them to deliver a compelling interactive television experience in a cost-effective manner. Network operators can use the network to gain access to interactive content. Programmers can use a single interactive platform on which to develop content, making the process of enhancing their content more affordable. Advertisers can utilize the network to enhance their advertisements with interactivity and rely on a single source for transaction management and data processing.

      The OpenTV Interactive Network offers our customers a suite of standardized applications that can be licensed by or customized for a particular customer. These applications include:

•	Interactive and Addressable Advertising

•	Enhanced Television

•	News

•	Games

•	Commerce

•	Gambling and Lottery

•	Messaging and Communications (including email, instant messaging and chat)

•	Customer Care

•	Activity Reporting and Analysis

      Apart from these standardized applications, we also develop stand-alone applications for network operators on a revenue sharing or fee-for-service basis.

Professional Services and Support

      To complement our technologies and interactive content and applications, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis to network operators, set-top box manufacturers and content and application developers in support of our product offerings. The services that we provide include interactive television business consulting, middleware porting and integration, application customization and localization, launch management and educational training services. These services allow us to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators. Our services include around-the-clock maintenance and support for our products after they have been installed and commercially deployed by our network operators and set-top box manufacturers, including the provision of product updates. Services are provided on a paid engagement basis and are either executed on a time and materials or fixed price contract basis.

      We also provide platform-neutral testing, development, integration and certification services. We use a state-of-the-art interactive television infrastructure solution center that enables network operators, set-top box manufacturers, infrastructure providers and application developers to develop interactive television products and services in a controlled environment.

Customer and Industry Relationships

      We have established significant relationships with many of the leading network operators, set-top box manufacturers, chip set manufacturers, programming networks and advertisers around the world. Our customer and industry relationships include the following:

•	Network Operators. Over 40 network operators around the world have launched our OpenTV Core platform, including Auna Telecommunications, S.A. in Spain, Austar Entertainment Pty Ltd. and Foxtel in Australia, Bell ExpressVu in Canada, BSkyB in the United Kingdom, EchoStar’s DISH Network in the United States, Noos and TPS in France and Shanghai Cable Network Co. Ltd. (SCN) in China. In addition, two network operators have deployed our OpenTV ProSync offering, Charter Communications in the United States and Rogers Communications, Inc. in Canada.

•	Set-top Box Manufacturers. Our software is available on 35 manufacturers’ set-top boxes, including Advanced Digital Broadcast (ADB), Matsushita Electric, Motorola, Inc., Nokia Satellite Systems, Pace Micro Technology, Sagem, S.A., Samsung, Scientific-Atlanta, Inc., Sony Corporation, Thomson and UEC Technologies (Pty) Ltd.

•	Chip Set Manufacturers. A number of chip set manufacturers have licensed our software tools to assure the compatibility of their products with ours, including STMicroelectronics, Conexant, and NEC Electronics Corporation.

•	Programming Networks. We have worked with numerous programming networks including American Broadcasting Company (ABC), Turner Broadcasting System, Inc., Discovery Communications, Inc., ESPN Networks, National Broadcasting Company (NBC) and Showtime Networks, Inc. to enhance programming content and advertising on their networks.

•	Advertisers. Over seventy advertisers representing more than 130 brands in North America have enhanced their television advertisements through use of our ProSync service, including Ford Motor Company, General Motors Corporation, Johnson & Johnson, MasterCard International, Nestle and Wal-Mart Stores, Inc.

      Motorola (together with its subsidiary General Instrument Corporation) accounted for approximately 10% of our revenues in 2003. The revenues received from Motorola in 2003 were associated with professional services and support. BSkyB directly and indirectly accounted for approximately 11% of our revenues during 2003 in the form of set-top box royalties and services and support. EchoStar accounted for approximately 12% of our revenues during 2003 in the form of royalties, services and support and license fees.

Sales and Marketing

      We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers and set-top box manufacturers. As of December 31, 2003, we had a total of 26 people in our sales and marketing organization located in the United States, Europe and Asia Pacific.

Competition

      The markets in which we compete are intensely competitive and rapidly changing. Current and potential competitors in one or more aspects of our business include interactive television technology companies and companies developing interactive television content and applications. The principal competitive factors in our industry include product functionality, speed of product integration, breadth of network and platform coverage, scalability, price, possession of adequate intellectual property rights and sales and marketing efforts.

      Our competitors offering interactive television-enabling technology include NDS Group plc, Microsoft Corporation, Liberate Technologies and Scientific-Atlanta, Inc. NDS Group historically provided conditional access and limited interactive application technologies to its customers. In 2003, it extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and has begun to offer solutions that are more directly competitive with many of those that we offer. NDS Group is controlled by The News Corporation. The News Corporation recently completed its acquisition of a controlling stake in Hughes Electronics, the parent of DirecTV, one of the two largest satellite operators in the United States. The News Corporation also controls BSkyB, the largest satellite operator in the United Kingdom and one of our most significant customers, and other satellite operators throughout the world. While we continue to work with, and provide technology and services to many affiliates of The News Corporation, including BSkyB, its control of NDS Group, and the extension by NDS Group of its product offering, may significantly increase our competitive pressures and affect the willingness of other News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications related to News Corporation’s control of NDS Group or the effects that such control may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by News Corporation.

      For several years, Microsoft Corporation has been working to create interactive television solutions. With equity interests in several network operators, Microsoft may be able to influence the network operator’s choice of providers of interactive television solutions. We expect that Microsoft will likely become a strong competitor in the market for interactive television solutions. Liberate Technologies manufactures and licenses its software to network operators and set-top box manufacturers and has announced relationships with several United States and United Kingdom cable operators. Scientific-Atlanta, Inc., in the form of PowerTV, develops and markets operating system and middleware software products for the advanced digital interactive cable television markets. Scientific-Atlanta is also a major manufacturer of set-top boxes, and many of our customers or potential customers may seek to deploy set-top boxes manufactured by Scientific-Atlanta. We have in the past competed with, and expect in the future to continue to compete with, both Liberate and Scientific-Atlanta.

      In the markets for enhanced television technology and services and addressable and interactive advertising technology, our primary competition comes from companies such as Navic Networks, Visible World Corporation and NDS Group. Addressable and interactive technology is in its initial stages, and we expect additional competitors to appear as the market continues to develop. Navic provides set-top data services for data connectivity to, from, and among digital set-top boxes. Visible World provides a suite of services enabling a media outlet to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters, market trends and demands.

      In the area of research and audience measurement, which we have begun efforts to market, we may encounter competition from traditional providers such as Nielsen Media Research, AGB Group and TNS, as well as new entrants into the markets such as DigiSoft or Erin Media Inc. Nielsen Media and others have significantly more experience and brand recognition in this sector than we do. We may, therefore, be at a significant disadvantage in light of the market acceptance and long term relationships that many of our likely competitors will have.

      While we expect that interactive television betting and gaming may provide a future source of potential growth, we also expect to face intense competition in jurisdictions in which we are permitted to deploy those product offerings. Companies with which we expect to compete include TVG Network, BSkyB and Fancy a Flutter. Because this aspect of interactive television remains nascent, we cannot be certain as to how competition will develop or the precise nature of the competitors that we may expect to encounter. Because of the significant regulatory issues affecting this sector and the benefits derived from operating under that regulatory framework over a long period, we may also face competition in the future from more traditional casino companies with long histories in the betting and gaming sector.

      Our interactive applications face competition from numerous parties. Companies that compete with our efforts to develop and launch applications on our middleware platform include dedicated applications providers (such as Gemstar-TV Guide International, NDS, Visiware, WorldGate Communications, and MetaTV), independent third parties that develop and provide applications for our middleware platform, and other middleware providers (such as Microsoft, Liberate Technologies and Canal+ Technologies)_ We also face competition from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel, ESPN, Time Warner Cable and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for our middleware platform at relatively modest expense through the use of our applications development tools.

      In the professional services area, we compete with third party system integrators such as Accenture and Imagine Broadband, as well as with internal information technology staffs at our network operator customers. Other interactive television technology providers, such as Liberate Technologies and NDS Group, also provide a level of professional services in conjunction with their product offerings.

Regulations

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

      Recent attempts to establish industry-wide standards for interactive television software include an initiative by cable network operators in the United States to create a uniform platform for interactive television called Open Cable and an initiative by European television industry participants to create a platform called Multimedia Home Platform. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

      If, and to the extent that, we continue to develop applications for the gaming and betting market, we also expect to become subject to additional regulatory oversight. Those laws and regulations are quickly evolving and changing. To adequately address the legal and regulatory issues inherent in that market, we will need to dedicate significant resources to those matters and maintain effective controls to monitor changes in various laws and the effects on our business.

Intellectual Property and Research and Development

      As of December 31, 2003, we had 82 patents issued in the United States, 335 patents issued outside of the United States, and 711 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive television. Our research and development expenses, excluding in-process research and development charges related to acquisitions, amortization of share-based compensation, and non-cash warrant expense, for the years ended December 31, 2003, 2002 and 2001 were $25.3 million, $33.9 million and $40.3 million, respectively.

Employees

      As of December 31, 2003, we had 386 full-time employees, including 148 in engineering, 99 in sales, marketing, service and support, 84 in content and programming and 55 in finance and administrative services.

Available Information

      Our Internet website is located at http://www.opentv.com, but the information contained on our website is not deemed to be incorporated herein. We make available free of charge on the investor relations page of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

      The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2.     Properties

      Our corporate headquarters and principal executive offices are presently located at 275 Sacramento Street, San Francisco, California, 94111, where we occupy 60,458 square feet of space under a seven year lease that expires on January 31, 2010. In addition to the corporate headquarters, we have leased regional office space elsewhere in the United States, Europe, Asia and Australia.

      In May 2003, we completed the closure of our former headquarters in Mountain View, California as well as the facilities of our subsidiary Wink Communications in Alameda, California and relocated both operations to our new San Francisco location in an effort to reduce lease expense, consolidate operations and generate operational synergies and efficiencies. This restructuring also resulted in the closure of certain regional offices in 2003.

      We expect that we may from time to time close further regional offices or open additional regional offices as the circumstances of our business may require.

Item 3.     Legal Proceedings

      OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. We believe that our lawsuit is meritorious, and we intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

      Walt Disney Litigation. On December 20, 2000, ACTV, Inc. and its wholly owned subsidiary HyperTV Networks, Inc. filed a lawsuit in the United States District Court for the Southern District of New York against The Walt Disney Company and certain of its affiliates, which we collectively refer to as Walt Disney. We acquired ACTV, Inc. in July 2003. Walt Disney filed counterclaims against ACTV that sought a declaration that ACTV’s patents in the suit have not been infringed, are invalid and are unenforceable. On May 24, 2002, the District Court granted Walt Disney’s motion for summary judgment of non-infringement with respect to the three patents in suit. On July 3, 2002, ACTV appealed the District Court decision to the U.S. Court of Appeals for the Federal Circuit. On October 8, 2003, the Court of Appeals vacated the District Court’s grant of summary judgment, reversed the District Court’s claim construction for the term “uniform resource locator,” and remanded the case to the District Court for further proceedings. The District Court proceedings have now resumed. We believe that ACTV’s lawsuit is meritorious and intend to vigorously pursue prosecution of ACTV’s claims against Walt Disney. In addition, we believe that ACTV has meritorious defenses to the counterclaims brought against it and that ACTV will defend itself vigorously against such counterclaims. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral arguments on these omnibus motions to dismiss were held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. However, the Court has given plaintiffs an opportunity to amend their claims in order to state a claim. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. We have approved the settlement proposal and are awaiting definitive documentation. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a proposal has been made for the settlement and release of claims against the issuer defendants. Wink Communications has approved the settlement proposal and is awaiting the definitive documentation. The settlement is subject to a number of conditions, including approval of the proposed settlement parties and the Court. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      Litigation Relating to the Acquisition of ACTV, Inc. On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, Inc., its directors and us. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the ACTV merger agreement pursuant to which we acquired ACTV on July 1, 2003, and that, in approving the ACTV merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that we aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the merger could not occur without our participation. No proceedings on the merits have occurred with respect to this action, and the case is dormant. We believe that the allegations are without merit and intend to defend against the complaint vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnification obligations of OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Based on publicly available information, we believe that certain of the defendants in the suit, including DIRECTV, reached agreement with BI to settle the litigation on July 17, 2003. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications. No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

      Personalized Media Communications, LLC. On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to Personalized Media Communications. Based on publicly available information, we believe that the case has been stayed in the District Court pending re-examination by the United States Patent and Trademark Office. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

      Other Matters. From time to time in the ordinary course of our business, we are also party to other legal proceedings or receive correspondence regarding potential or threatened legal proceedings. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in our results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for any of the legal proceedings described in this section could change in the future.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our Class A ordinary shares began trading on the Nasdaq National Market and on the Official Segment of the stock market of Euronext Amsterdam N.V., or Euronext Amsterdam, under the symbol “OPTV” on November 23, 1999. On December 31, 2003, we consolidated the public trading of our Class A ordinary shares on the Nasdaq National Market by discontinuing the listing of our Class A ordinary shares on Euronext Amsterdam. Our Class B ordinary shares are not publicly traded.

      The following table lists the high and low sales prices for our Class A ordinary shares on both the Nasdaq National Market and the Euronext Amsterdam for the periods indicated. We obtained our Euronext Amsterdam quotes, which are reported in United States dollars, from Bloomberg L.P.

	Nasdaq National		Euronext
	Market		Amsterdam

	High	Low	High	Low

2003
First Quarter	$1.40	$0.70	$1.18	$0.69
Second Quarter	2.23	0.88	2.11	0.89
Third Quarter	4.55	1.37	4.40	1.38
Fourth Quarter	5.34	2.28	5.10	2.54
2002
First Quarter	$9.09	$5.36	$9.28	$5.30
Second Quarter	5.75	2.91	5.95	2.85
Third Quarter	3.23	1.00	3.37	1.20
Fourth Quarter	1.70	1.00	1.75	1.00

Holders

      As of February 29, 2004, there were approximately 650 holders of record of our Class A ordinary shares and three holders of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our stockholders.

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

      There is no income tax treaty or convention currently in effect between the United States and the British Virgin Islands. If we were to be classified as a passive foreign investment company under applicable United States tax regulations, for the prior, current, or subsequent taxable years, stockholders who are U.S. taxpayers could be subject to adverse tax consequences.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table presents information about our equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted-average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	(excluding
	Options, Warrants	Options, Warrants	Securities reflected
Plan Category	and Rights	and Rights	in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,956,698 (1)	$6.83	7,680,986 (2)
Equity compensation plans not approved by security holders	831,852 (3)	$5.58 (4)	445,242 (5)
Total	9,788,550	$6.81 (4)	8,126,228

(1)	Represents (i) 2,137,291 Class A ordinary shares issuable upon the exercise of options outstanding under our Amended and Restated 1999 Share Option/ Share Issuance Plan, or the 1999 Plan, (ii) 232,684 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 1,531,800 Class A ordinary shares issuable upon the exercise of options outstanding under our 2003 Incentive Plan, or the 2003 Plan, and (iv) 5,054,923 Class A ordinary shares issuable upon the exercise of outstanding options, assumed in connection with our acquisition of ACTV, Inc. in July 2003.

(2)	Represents (i) 3,716,539 Class A ordinary shares available for future issuance under the 1999 Plan, (ii) 3,464,447 Class A ordinary shares available for future issuance under the 2003 Plan and (iii) 500,000 Class A ordinary shares available for future issuance under our Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. The number of Class A ordinary shares issuable under the ESPP was reset at 500,000 on December 31, 2002 and will be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.

Our board of directors has suspended offering periods under our ESPP, and no options or purchase rights are currently outstanding under the ESPP.

(3)	Represents (i) 54,758 Class A ordinary shares issuable upon exercise of outstanding stock options granted under our 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, and (ii) 777,094 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, or the Exchange Plan.

Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one for one basis, shares of the common stock of our majority-owned subsidiary OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/ Stock Issuance Plan, or the 1998 Plan, for our Class A ordinary shares. Although 822,534 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2003, only 777,094 shares of OpenTV, Inc. common stock (62,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $4.64) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options under the 1998 Plan.

(4)	Does not include information regarding weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

(5)	Represents 445,242 Class A ordinary shares available for future issuance under the 2001 Plan.

2001 Nonstatutory Stock Option Plan

      Our board of directors adopted the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, in October 2001. The 2001 Plan did not require the approval of our stockholders, and no stockholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.

      Share Reserve. We have reserved an aggregate of 500,000 Class A ordinary shares for issuance upon the exercise of options granted under the 2001 Plan. As of December 31, 2003, no Class A ordinary shares had been issued upon the exercise of options granted under the 2001 Plan. Options to purchase 54,758 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2003. If options awarded under the 2001 Plan are forfeited or cancelled, expire or otherwise terminate without being exercised, then those options will again become available for grant under the 2001 Plan.

      Administration. The compensation committee of our board of directors administers the 2001 Plan. The compensation committee has complete discretion to make all decisions relating to the administration, interpretation and operation of the 2001 Plan.

      Eligibility. The following groups of individuals are eligible to participate in the 2001 Plan:

•	employees (other than employees who are executive officers); and

•	consultants.

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

      Amendment and Termination. The board of directors may amend the 2001 Plan at any time. If our board of directors amends the 2001 Plan, stockholder approval will be sought if required by applicable law.

The 2001 Plan will terminate upon the earliest of (i) ten years after its adoption by our board, or (ii) such earlier date as determined by our board of directors.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2003, an aggregate of 158,654 of our Class A ordinary shares were issued upon the exercise of stock options granted under the former incentive plans of ACTV, Inc., which we acquired in July 2003, at purchase prices ranging from $0.33 to $1.91. As a result of our acquisition of ACTV, options outstanding under its incentive plans were converted into options to purchase our Class A ordinary shares. No underwriter was involved in these sales of securities. These securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and notes thereto included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Royalties	$25,192	$20,052	$33,800	$29,898	$14,782
Services, support and other	22,588	23,812	36,486	19,805	8,205
Fees and revenue shares	12,961	11,278	3,346	—	—
License fees	3,456	4,544	13,295	13,444	2,964

Total revenues	64,197	59,686	86,927	63,147	25,951
Operating expenses:
Cost of revenues(1)	45,713	47,344	37,775	18,837	6,002
Research and development(2 and 5)	25,321	35,200	43,542	60,508	82,403
Sales and marketing(3)	13,833	32,865	37,649	28,481	11,971
General and administrative(4)	15,168	21,141	19,870	22,345	17,798
Restructuring costs	6,587	29,414	—	—	—
Amortization of intangible assets	9,549	13,055	19,243	5,446	1,210
Impairment of intangible assets	1,497	24,796	—	—	—
Amortization of goodwill	—	—	394,495	170,706	—
Impairment of goodwill	—	514,501	816,247	—	—

Total operating expenses	117,668	718,316	1,368,821	306,323	119,384

Loss from operations	(53,471)	(658,630)	(1,281,894)	(243,176)	(93,433)
Interest income	1,572	5,205	10,518	12,232	898
Other expense, net	(1,103)	(66)	(33)	(111)	(75)
Impairment of equity investments and notes receivable	—	(10,923)	(14,915)	(10,000)	—
Share of losses of equity investee	—	(7,275)	—	—	—
Realized loss on sale of marketable equity securities	—	—	(24,014)	(1,687)	—
Minority interest	171	518	202	34	2,153

Loss before income taxes and cumulative effect of accounting change	(52,831)	(671,171)	(1,310,136)	(242,708)	(90,457)
Income tax benefit (expense)	(1,263)	(1,541)	5,854	509	—

Loss before cumulative effect of accounting change	(54,094)	(672,712)	(1,304,282)	(242,199)	(90,457)
Cumulative effect of accounting change, net of tax	—	(129,852)	—	—	—

Net loss	(54,094)	(802,564)	(1,304,282)	(242,199)	(90,457)
Preferred stock deemed dividend	—	—	—	—	31,250

Net loss attributable to ordinary shareholders	$(54,094)	$(802,564)	$(1,304,282)	$(242,199)	$(121,707)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share and per share amounts)
Net loss per share attributable to ordinary shareholders, basic and diluted:
Before cumulative effect of accounting change	$(0.57)	$(9.36)	$(19.20)	$(4.64)	$(3.11)
Cumulative effect of accounting change, net of tax	—	(1.81)	—	—	—

Preferred stock deemed dividend	—	—	—	—	(1.08)

	$(0.57)	$(11.17)	$(19.20)	$(4.64)	$(4.19)

Shares used in per share calculation, basic and diluted	94,818,278	71,839,101	67,937,686	52,190,338	29,065,478

(1)	Inclusive of $55, $1,277, $3,541, $2,603 and $53 of share-based compensation for the years ended December 31, 2003, 2002, 2001 2000 and 1999, respectively.

(2)	Inclusive of $59, $321, $1,171, $1,538 and $662 of share-based compensation for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(3)	Inclusive of $24, $298, $1,644, $2,100 and $556 of share-based compensation for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(4)	Inclusive of $33, $1,143, $3,233, $8,185 and $11,827 of share-based compensation for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(5)	Inclusive of $24,909 non-cash warrant expense for the year ended 2000.

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$47,747	$38,568	$69,249	$94,003	$6,307
Short-term marketable debt securities	10,577	26,940	28,454	115,367	180,228
Long-term marketable debt securities	15,172	22,199	91,839	15,612	—
Working capital	19,395	30,276	100,083	219,966	182,238
Total assets	219,555	197,336	966,199	2,197,143	206,790
Total shareholders’ equity	156,983	140,996	928,358	2,157,903	194,561

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information concerning our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

      We are one of the world’s leading providers of software and solutions for interactive and enhanced television.

      We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers or network operators once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various software products that we sell.

      Our financial results are largely dependent upon the continued development of the digital television market and the related capital expenditures being made and expected to be made in the future by network operators to implement those enhanced technologies. During 2002, reductions by network operators in their capital spending and rollout of interactive television-related products, and similar reductions by other participants in the interactive television market, had a significant adverse effect on the overall digital television market, and, as a result, on our results of operations. We addressed these economic issues by controlling and reducing expenses during the second half of 2002 and into 2003. In 2003, several of our existing network operator customers accelerated their marketing efforts for digital television, and, as a result, we experienced an increase in revenue from 2002.

      In addition, our operating results for the past several years have been affected by various acquisitions that we completed. We acquired Static2358 Holdings Limited in 2001, Wink Communications, Inc. in 2002, ACTV, Inc. in July 2003, and substantially all of the assets of BettingCorp Limited in August 2003.

      We earn significant revenues from customers who are, or were, strategic investors in our business and certain other related parties. In August 2002, Liberty Media Corporation acquired a controlling interest in us from MIH Limited. As of December 31, 2003, Liberty Media’s total ownership represented approximately 32.9% of the economic interest and approximately 79.4% of the voting power of our ordinary shares on an undiluted basis.

      Revenues from these current and former related parties (and their controlled affiliates) are set forth in the table below (in millions). Other than Liberty Media, none of the parties referred to in the table below held an equity interest, as of December 31, 2003, in our company that exceeded five percent.

	Year Ended December 31,

	2003	2002	2001

Motorola and General Instrument	$6.4	$6.8	$8.5
EchoStar	7.6	3.7	3.5
MIH Limited and its affiliates	1.0	1.4	6.5
Liberty Media affiliates	1.1	0.5	—
Time Warner	—	—	0.9
WowTV	—	0.4	0.9

	$16.1	$12.8	$20.3

      There has been a worldwide trend of consolidation in the cable and satellite industries. We believe this trend is likely to continue due to economic and competitive concerns and it appears to be expanding to include other companies involved with the interactive television industry. The News Corporation, for example, recently completed its acquisition of a controlling stake in Hughes Electronics, the parent of DirecTV, one of the two largest satellite operators in the United States. The News Corporation also controls British Sky Broadcasting, the largest satellite operator in the United Kingdom and one of our most significant customers, and other satellite operators throughout the world. It also controls one of our competitors, NDS Group plc. That type of consolidation, and similar trends in the industry, may affect our long-term relationships with various customers and may also affect our ability to obtain business in the future. While the short and long-term effects of this trend remain uncertain, they may require us to modify our business to adapt to those changing relationships with industry participants and to address competitive concerns that may arise as companies consolidate.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regards to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

      We believe the following critical accounting estimates have the greatest potential impact on our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets; valuation of investments in privately-held companies; impairment of goodwill and intangible assets; and restructuring costs. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee. For a detailed discussion on the application of these and other accounting policies, see “Note 2. Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

Revenue Recognition

      We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy we must determine what portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.

      Professional services revenues from software development contracts, customization services and implementation support are recognized generally on the percentage of completion method. For fixed bid contracts under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. The actual results could differ from the percentage estimates by the time a project is completed.

      The recognition of revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

Valuation Allowances

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently we have a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Adjustments may be required in the future if we determine that an amount of deferred tax assets can be realized.

Valuation of Investments in Privately-Held Companies

      We invest in equity and debt instruments of privately-held companies for business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. We perform periodic reviews of these investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from the investment.

Impairment of Goodwill and Other Intangible Assets

      Our long-lived assets include goodwill and other intangible assets, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and in the case of goodwill, annually. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is revenue growth. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

Restructuring Costs

      We monitor our organization structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Any resulting restructuring costs include numerous estimates made by us based on our knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

Years Ended December 31, 2003, 2002 and 2001

Revenues

      Revenues for the year ended December 31, 2003 were $64.2 million, an increase of 7.5% or $4.5 million, from $59.7 million in 2002. Revenues for the year ended December 31, 2002 were $59.7 million, a decrease of 31% or $27.2 million, from $86.9 million in 2001. Royalties accounted for 39% of revenues in 2003, 34% in 2002 and 39% in 2001. The acquisitions of Wink, ACTV and the BettingCorp assets accounted for

$3.1 million of revenues in 2003 and $0.5 million of revenues in 2002. Revenues by line item were as follows (in millions):

	Year Ended December 31,

	2003	%	2002	%	2001	%

Royalties	$25.2	39%	$20.1	34%	$33.8	39%
Services, support and other	22.6	36%	23.8	40%	36.5	42%
Fees and revenue shares	13.0	20%	11.3	19%	3.3	4%
License fees	3.4	5%	4.5	7%	13.3	15%

Total Revenues	$64.2	100%	$59.7	100%	$86.9	100%

      Royalties. We derive royalties from the sale of set-top boxes and other products that incorporate our software to manufacturers and network operators around the world. Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems. Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be negatively impacted in future years. As there are a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect that our ability to achieve incremental royalty revenues could diminish in future years.

      We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software.

      Royalties for the year ended December 31, 2003 were $25.2 million, an increase of 25% or $5.1 million from $20.1 million in 2002. Growth was experienced in all regions. Europe had an increase of $1.3 million due to strong shipments by BSkyB, which was partially offset by lower shipments by other customers in Europe. Americas had an increase of $2.7 million due to strong shipments by EchoStar, which was partially offset by lower shipments by other customers. Asia Pacific had an increase of $1.1 million.

      Royalties for the year ended December 31, 2002 were $20.1 million, a decrease of 41% or $13.7 million, from $33.8 million in 2001. During 2002 we experienced a significant decline in set-top box shipments. The decline was especially acute in Europe, where unit volume declined by 51% in 2002 compared to 2001. In Americas there was a nominal increase in royalties due to strong shipments by EchoStar, which was offset by lower shipments by other customers. In Asia Pacific there was also a significant decline in royalties in 2002.

      Five of our customers sell set-top boxes to BSkyB, which accounted for $6.4 million, or 25%, of royalties in 2003 and $4.4 million, or 22%, of royalties in 2002. In 2001, a marketing payment we made to BSkyB of $8.4 million was offset against revenues we received from BSkyB in accordance with new accounting regulations that generally require us to offset consideration we give to a customer against revenue received from that customer, rather than recording the consideration as an expense. From an accounting perspective, this resulted in a negative amount of revenues from BSkyB of $1.7 million in 2001.

      The EchoStar royalty revenue is being amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. As such, the royalties recognized from EchoStar were $7.1 million, or 28% of royalties, in 2003, $3.3 million, or 16%, in 2002 and $1.9 million, or 6%, in 2001. Until we are able to recognize that royalty revenue, amounts that we receive from EchoStar are recorded as deferred revenue on our balance sheet.

      Our former controlling stockholder, MIH Limited, through its subsidiaries, purchased set-top boxes from two of our customers. Effective April 1, 2001, all royalties were paid directly to us by the MIH subsidiaries. MIH subsidiaries, directly and indirectly, accounted for $0.4 million of royalties in 2003, zero royalties in 2002 and $4.6 million of royalties in 2001.

      Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. As a result of a general slowdown in interactive television-related spending by our customers in 2002, revenues in this category have declined for the last two years. For the year ended December 31, 2003 revenues in this category were $22.6 million, a decline of $1.2 million, or 5%, from $23.8 million in 2002. For the year ended December 31, 2002, revenues in this category were $23.8 million, a decline of $12.7 million, or 35%, from $36.5 million in 2001.

      One of our stockholders, General Instrument Corporation, and its parent company, Motorola Inc., accounted for $6.4 million in services, support and other revenue in 2003, $6.8 million in 2002 and $6.6 million in 2001. In November 2000, we entered into a seven-year services agreement under which Motorola guaranteed a minimum level of business over the first four years of the agreement. The remaining minimum guaranteed level of business through the end of 2004 is $1.1 million. We expect our professional services revenues to decline in 2004 unless we are successful in obtaining additional professional services engagements.

      Liberty Media and affiliates accounted for $0.6 million of services, support and other revenue in 2003 and $0.3 million in 2002. MIH Limited and its related entities accounted for $0.6 million of services, support and other revenue in 2003, $1.2 million in 2002 and $1.0 million in 2001. EchoStar accounted for $0.4 million of services, support and other revenue in 2003, $0.4 million in 2002 and $0.2 million in 2001.

      Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services.

      For the year ended December 31, 2003, fees and revenue shares were $13.0 million, an increase of $1.7 million, or 15%, from $11.3 million in 2002. Our PlayJam fees accounted for $0.4 million of the increase due to favorable currency exchange rates. Advertising fees related to the acquisition of Wink accounted for an increase of $0.8 million due to the inclusion of Wink for twelve months in 2003 compared with four months in 2002. Our betting and gaming fees related to the acquisition of the BettingCorp assets accounted for $0.3 million in 2003. Revenue shares accounted for an increase of $0.2 million. For the year ended December 31, 2002 fees and revenue shares were $11.3 million, an increase of $8.0 million from $3.3 million in 2001. The increase was attributable primarily to the inclusion of PlayJam fees for twelve months in 2002 compared with six months in 2001, and the development of new and more popular games combined with the introduction of an interactive payment mechanism. Advertising fees related to the acquisition of Wink accounted for $0.4 million in 2002.

      Digital Interactive Television Group, or DITG, a British telecommunications company that supports the collection from end users of premium rate telephony fees for the PlayJam channel on BSkyB, accounted for $7.4 million of our total fees and revenue shares for 2003 compared with $6.6 million for 2002. Individuals who play games on the PlayJam channel make payments to their telecommunications provider. However, we receive our revenues from DITG, which acts as the payment intermediary.

      On December 22, 2003, our carriage agreement with DirecTV expired and we discontinued our ProSync product offering on DirecTV. The fees we derived from ProSync-enabled set-top boxes deployed in DirecTV’s network, such as fees from advertising, programming and licensing relationships, were approximately $0.9 million in 2003.

      License Fees. We derive license fees from the licensing of products such as Device Mosaic, OpenTV Streamer, OpenTV Software Developers Kit and various applications.

      Due to a slowdown in interactive television-related spending by network operators for the launch and expansion of their networks, we experienced a significant decline in license fees in 2002 and 2003. In order to reverse this declining trend, we will need to either license our software to new customers or sell additional licenses to existing customers. License fees for the year ended December 31, 2003 were $3.4 million, a decline of $1.1 million, or 24%, from $4.5 million in 2002. License fees for the year ended December 31, 2002 were $4.5 million, a decrease of $8.8 million, or 66%, from $13.3 million in 2001.

      Liberty Media affiliates accounted for $0.5 million of license fees in 2003 and $0.2 million in 2002. MIH and its related entities accounted for $0.2 million of license fees in 2002 and $0.9 million in 2001. Motorola accounted for $2.0 million of license fees in 2001. EchoStar accounted for $1.4 million of license fees in 2001.

Operating Expenses

      Our total operating expenses were $117.7 million for the year ended December 31, 2003, $718.3 million for the year ended December 31, 2002 and $1.4 billion for the year ended December 31, 2001. Excluding charges for impairment and amortization of goodwill and intangible assets and charges for restructuring costs, all as described in more detail below, our operating expenses would have been $100.0 million for the year ended December 31, 2003, $136.5 million for the year ended December 31, 2002 and $138.8 million for the year ended December 31, 2001.

      The acquisition of Wink in 2002 accounted for $11.4 million of operating expenses for the year ended December 31, 2002 and $12.9 million of operating expenses for the year ended December 31, 2003. The acquisitions of ACTV and the BettingCorp assets in 2003 accounted for $9.0 million of operating expenses for the year ended December 31, 2003. The significant reduction in expenses in 2003 was attributable to the restructuring actions taken in 2002 and early 2003.

      We expect our total operating expenses for 2004 to be lower than 2003, assuming no material changes to our business or significant changes necessary to reflect additional customer commitments.

      Operating expenses by line item were as follows (in millions):

	Year Ended December 31,

		% of		% of		% of
	2003	Revenue	2002	Revenue	2001	Revenue

Cost of revenues	$45.7	71%	$47.3	79%	$37.8	43%
Research and development	25.3	39%	35.2	59%	43.5	50%
Sales and marketing	13.8	21%	32.9	55%	37.6	43%
General and administrative	15.2	24%	21.1	35%	19.9	23%
Restructuring costs	6.6	10%	29.4	49%	—	—
Amortization of intangible assets	9.6	15%	13.1	22%	19.3	22%
Impairment of intangible assets	1.5	2%	24.8	42%	—	—
Amortization of goodwill	—	—	—	—	394.5	454%
Impairment of goodwill	—	—	514.5	862%	816.2	939%

Total Operating Expenses	$117.7	183%	$718.3	1203%	$1,368.8	1575%

      Cost of Revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, and amortization of developed technology.

      Cost of revenues for the year ended December 31, 2003 were $45.7 million, a decrease of $1.6 million from $47.3 million in 2002. As a percentage of revenues, cost of revenues were 71% in 2003 compared with 79% in 2002. The primary reason for the decrease was the restructuring actions taken in 2002 and early 2003. There was also a decrease of $4.0 million relating to a contract termination cost that did not recur in 2003. In addition, there was a decrease of $1.2 million in amortization of share-based compensation for certain options that were cancelled or became fully-vested during 2003. These reductions more than offset the increase of $6.2 million of expenses incurred from the acquisition of Wink and the $4.0 million of expenses incurred from the acquisitions of ACTV and the BettingCorp assets.

      Cost of revenues for the year ended December 31, 2002 were $47.3 million, an increase of $9.5 million from $37.8 million in 2001. As a percentage of revenues, cost of revenues were 79% in 2002 compared with 43% in 2001. The primary reason for the increase was $11.7 million of costs related to the growth of the PlayJam business and the inclusion of PlayJam for twelve months in 2002 compared with six months in 2001. In addition, there were $3.8 million of costs associated with Wink, which was acquired in 2002, $2.8 million for estimated contract termination costs, and $1.0 million for additional amortization of developed technology. These increases were offset by decreases of $6.4 million due to reduced staffing, consultants, travel and overhead costs for the professional services group as a result of the reduced volume of engagements,

$1.1 million in bonus compensation, and $2.3 million in share-based compensation for certain options which were cancelled or became fully-vested during 2002.

      Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.

      Research and development expenses for the year ended December 31, 2003 were $25.3 million, a decrease of $9.9 million from $35.2 million in 2002. As a percentage of revenues, research and development expenses were 39% in 2003 compared with 59% in 2002. The primary reason for the decrease was the restructuring actions taken in 2002 and early 2003. This decrease more than offset the increase of $3.7 million from the acquisitions of ACTV and the BettingCorp assets.

      Research and development expenses for the year ended December 31, 2002 were $35.2 million, a decrease of $8.3 million from $43.5 million in 2001. As a percentage of revenues, research and development expenses were 59% in 2002 compared with 50% in 2001. The primary reason for the decrease was reduced staffing, travel and overhead costs of $7.9 million coupled with a decrease of $1.6 million in bonus compensation, and a decrease of $0.8 million due to lower share-based compensation for certain options which were cancelled or became fully-vested. The results for 2001 included a provision of $2.1 million for in-process research and development associated with the acquisition of Spyglass. These decreases were offset by an increase of $2.8 million, including $1.0 million of in-process research and development costs resulting from the acquisition of Wink and an increase of $1.3 million resulting from Static being included in the 2002 results for the full year.

      We believe that research and development spending is critical to remain competitive in the marketplace. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are adequate to develop our technologies and product offerings.

      Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, and travel costs.

      Sales and marketing expenses for the year ended December 31, 2003 were $13.8 million, a decrease of $19.1 million from $32.9 million in 2002. As a percentage of revenues, sales and marketing expenses were 21% in 2003 compared with 55% in 2002. As part of the restructuring actions taken in 2002 and early 2003, discretionary marketing spending was reduced. In addition, as a result of the cancellation of the agreement with DirecTV in December 2003, we reversed a $3.8 million accrual that we had made for development funds which were no longer due to DirecTV.

      Sales and marketing expenses for the year ended December 31, 2002 were $32.9 million, a decrease of $4.7 million from $37.6 million in 2001. As a percentage of revenues, sales and marketing expenses were 55% in 2002 compared with 43% in 2001. Expenses attributable to our advertising, trade show, branding and other discretionary marketing programs decreased by $3.3 million as we reduced expenses in response to the significant decrease in total revenues. Furthermore, expenses decreased by $3.4 million due to reduced staffing, overhead and travel; $1.7 million due to lower sales commissions and bonus compensation; and $1.4 million due to lower share-based compensation for certain options which were cancelled or became fully vested in 2002. These decreases were offset by an increase of $3.9 million attributable to the acquisition of Wink and $1.2 million resulting from Static being included in the 2002 results for a full year.

      General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

      General and administrative expenses for the year ended December 31, 2003 were $15.2 million, a decrease of $5.9 million from $21.1 million in 2002. As a percentage of revenues, general and administrative expenses were 24% in 2003 compared with 35% in 2002. The primary reason for the decrease was the restructuring actions taken in 2002 and early 2003. In addition, there was a decrease of $1.6 million in the provision for doubtful accounts, a decrease of $1.1 million in amortization of share-based compensation for certain options which were cancelled or became fully-vested during 2003, and a decrease of $0.8 million in retention payments for certain key management personnel. These decreases more than offset the increase in general and administrative expenses of $0.9 million from the acquisitions of ACTV and the BettingCorp assets.

      Commencing in August 2002, Liberty Broadband Interactive Television, Inc., or Liberty Broadband, a wholly owned subsidiary of Liberty Media, provided management services for us. We reimbursed them for the services based on the estimated percentage of time that various individuals employed by Liberty Broadband dedicated to the performance of services for us. In addition, we also reimbursed them for an allocated portion of their administrative costs. For the year ended December 31, 2003, total management charges from Liberty Broadband for compensation and general administrative costs were $2.0 million. In February 2004, our management relationship with Liberty Broadband was terminated, which we expect to help reduce our general and administrative expenses in 2004.

      General and administrative expenses for the year ended December 31, 2002 were $21.1 million, an increase of $1.2 million from $19.9 million in 2001. As a percentage of revenues, general and administrative expenses were 35% in 2002 compared with 23% in 2001. The increase included $0.6 million from the inclusion of four months of operating results of Wink, and $1.1 million from the inclusion of Static’s operating results for a full year in 2002. In addition, the 2002 results include $1.1 million for retention payments to certain key management personnel with no comparable expense in 2001 and an increase of $0.5 million in the provision for doubtful accounts. These increases were offset by a decrease of $2.1 million due to lower share-based compensation for certain options which were cancelled or became fully vested and lower bonus compensation.

      Restructuring Costs. During 2003 and 2002, we took several initiatives to reduce operating expenses around the world. As a result of these actions, headcount was reduced by 79 employees in 2003 and approximately 260 employees in 2002. Provision was also made for excess office space and the write-down of leasehold improvements and other property and equipment that was abandoned. These initiatives resulted in total restructuring costs of $6.6 million in 2003 and $29.4 million in 2002.

      Impairment and Amortization of Goodwill and Intangible Assets. In July 2000, we acquired Spyglass, which resulted in approximately $1.9 billion of goodwill. At December 31, 2001, we recorded an impairment of $816.2 million against the carrying value of goodwill as a result of our cash flow projections that indicated that the future cash flows were not sufficient to result in the recovery of the carrying value of our fixed and intangible assets. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we re-evaluated the amount recorded as goodwill as of January 1, 2002 and determined that a transitional impairment of $129.9 million had occurred. This amount has been shown as a cumulative effect of an accounting change in the consolidated statements of operations. In the third quarter of 2002, due to reductions by network operators in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A ordinary shares, we determined that the remaining goodwill was impaired, and accordingly, wrote off the balance of $514.5 million. As a result of new accounting rules for goodwill, there was no amortization required in 2002, whereas the amortization of goodwill was $394.5 million for the year ended December 31, 2001.

      In the third quarter of 2002, we determined that an impairment of $24.8 million had occurred in the value of the patents related to our OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture. In the fourth quarter of 2003, we determined than an impairment of $1.5 million had occurred in the value of patents related to our acquisition of Cablesoft due to the absence of any current or future expected cash flow associated with the Cablesoft technologies.

      Intangible assets are amortized on a straight-line basis over the estimated benefit periods of 1.5 to 13 years. Amortization of developed technologies was $5.1 million for the year ended December 31, 2003, $5.2 million for the year ended December 31, 2002, and $4.2 million for the year ended December 31, 2001. These amounts have been included in the consolidated statements of operations as cost of revenues. Amortization of other intangible assets was $9.6 million for the year ended December 31, 2003, $13.1 million for the year ended December 31, 2002, and $19.3 million for the year ended December 31, 2001. The decrease of $3.5 million in amortization expense for 2003 compared to 2002 was due primarily to the expiration of the amortization of certain Spyglass intangibles that had an amortization period of three years. The decrease of $6.2 million in amortization expense for 2002 compared to 2001 was due primarily to the impairment of the patents related to the OpenStar joint venture and the expiration of the amortization of certain Spyglass intangibles that had an amortization period of 1.5 years.

Interest Income

      As a result of declining interest rates in the United States coupled with decreases in our investment portfolio resulting from the sale of investment securities both to support our operations and to finance our acquisitions of Wink in 2002 and ACTV and the BettingCorp assets in 2003, interest income for the year ended December 31, 2003 was $1.6 million compared with $5.2 million for the year ended December 31, 2002 and $10.5 million for the year ended December 31, 2001.

Other Income and Expense Items

      Historically we made various equity investments in, and loans to, certain privately-held companies. Most of these companies subsequently experienced severe cash flow problems, and we found it necessary to write down the value of our private equity investments. For the year ended December 31, 2002, we wrote down the remaining balance of $10.9 million of such private equity investments and our share of losses of private equity investee was $7.3 million. For the year ended December 31, 2001, there was a write-down of private equity investments of $14.9 million.

      As a result of the acquisition of Spyglass in July 2000, we acquired certain marketable equity securities. These securities were sold for realized losses of $24.0 million for the year ended December 31, 2001.

      During the year ended December 31, 2003 other expense was $1.1 million, which included $0.9 million for the settlement of fees due under an investment banking arrangement.

Minority Interest

      In November 2000, we established Spyglass Integration, Inc., a co-owned venture with Motorola. Due to the losses of this venture, we recorded minority interest income of $0.2 million for the year ended December 31, 2003, $0.5 million for the year ended December 31, 2002, and $0.2 million for the year ended December 31, 2001.

Income Taxes

      We have significant United States federal tax loss carryforwards. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Income tax expense was $1.3 million for the year ended December 31, 2003 and $1.5 million for the year ended December 31, 2002. For the year ended December 31, 2001, there was a net income tax benefit of $5.9 million, which was comprised of a current tax provision of $1.4 million offset by a deferred tax credit of $7.3 million resulting from the fair value calculations for the aforementioned marketable equity securities acquired in connection with our acquisition of Spyglass and which were subsequently sold.

Liquidity and Capital Resources

      We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Because we cannot be certain that our assumptions about our business or the interactive television market in general will prove to be accurate, our capital requirements may differ from our current expectations.

      As of December 31, 2003, we had cash and cash equivalents of $47.7 million, which was an increase of $9.1 million from the prior year. Cash and cash equivalents as of December 31, 2002 and 2001 were $38.6 million and $69.2 million, respectively. Taking into account short-term and long-term marketable debt securities of $25.8 million, our cash, cash equivalents and marketable debt securities were $73.5 million as of December 31, 2003 compared to $87.7 million as of December 31, 2002 and $189.5 million as of

December 31, 2001. Our primary source of cash is receipts from revenue. One customer accounted for 17% of net accounts receivable as of December 31, 2003. The primary uses of cash are payroll, general operating expenses and cost of revenues.

      Cash used in operating activities was $42.5 million for the year ended December 31, 2003, compared with $43.9 million for the year ended December 31, 2002 and $34.3 million for 2001. The increases in cash uses were due primarily to our continuing operating losses, including restructuring payments.

      Cash provided from investing activities was $48.2 million for the year ended December 31, 2003, due primarily to the sale of marketable debt securities. Uses of cash included $10.1 million for acquisitions and $2.9 million for capital expenditures. Cash provided from investing activities was $5.3 million for the year ended December 31, 2002, primarily due to the sale of marketable debt securities to finance the acquisition of Wink. Uses of cash included $81.5 million for acquisitions, net of cash acquired, and $7.7 million for capital expenditures. For the year ended December 31, 2001, net cash used in investing activities was $2.9 million. Uses of cash included $14.2 million for the acquisition of Static and $14.2 million for capital expenditures, offset by $16.5 million from the sale of marketable equity securities and $9.0 million net from a decrease in marketable debt securities and other items.

      Cash provided from financing activities was $3.3 million for the year ended December 31, 2003, primarily due to proceeds from the exercise of stock options and a capital contribution to fund management retention payments from our former controlling stockholder, MIH Limited. For the year ended December 31, 2002, cash provided from financing activities was $7.4 million due to proceeds from the issuance of ordinary shares and a capital contribution from MIH Limited. For the year ended December 31, 2001, cash provided from financing activities was $12.7 million due to the exercise of warrants and stock options and issuance of shares under our employee stock purchase plan.

      We use professional investment management firms to manage most of our invested cash. The portfolio consists of highly liquid, high-quality investment grade securities of the United States government and agencies, corporate notes and bonds and certificates of deposit that predominantly have maturities of less than three years. All investments are made according to our investment policy, which has been approved by our Board of Directors.

Commitments and Contractual Obligations

      Information as of December 31, 2003 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Less than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years

Operating leases	$26.1	$4.6	$8.6	$6.4	$6.5
Purchase obligations	9.8	4.2	1.6	4	—

Total contractual obligations	$35.9	$8.8	$10.2	$10.4	$6.5

      In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of December 31, 2003 were $3.2 million, $1.5 million and $0.1 million for the years ending December 31, 2004, 2005, and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $1.0 million for the year ended December 31, 2004.

      As of December 31, 2003, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Indemnifications

      In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not material.

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations, or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, 148, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results or operations or cash flows.

      In January 2003, the Emerging Issues Task Force, or EITF, reached a consensus regarding EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 14, 2003. The adoption of this consensus did not have a material impact on our financial position, results of operations, or cash flows.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46R in future periods if we should own any interest in any variable interest entity.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not have any derivative instruments and hedging activities as of December 31, 2003. We will apply SFAS 149 in future periods if we should have any derivative instruments and hedging activities.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003. We will apply SFAS 150 in future periods if we should have any financial instruments with characteristics of both liabilities and equity.

      In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, “Revenue Recognition”, which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of SAB 104 did not have a material impact on our financial position, results of operations, or cash flows.

Factors That May Affect Future Results

      In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.

We have a history of net losses, and we may continue to experience net losses in the future.

      We have incurred significant net losses since our inception. Our net loss for the years ended December 31, 2001, 2002 and 2003 was approximately $1,304.3 million, $802.6 million and $54.1 million, respectively. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect to continue to suffer net losses in the near term. We will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

We have historically derived a significant percentage of our revenues from licensing our core middleware product to network operators. Our opportunities for future revenue growth with that product, especially outside of the United States, may be limited.

      We have on a historic basis derived a significant percentage of our total revenues from royalties associated with the deployment of our core middleware and fees charged for services rendered in support of our middleware deployments. Only a limited number of network operators worldwide currently deploy interactive products and services in a meaningful way. While we continue to seek deployments within the United States, we have a significant number of customers outside of the United States that have deployed our core middleware. In most cases, the number of network operators in any particular country is relatively small, and to the extent that we have already achieved deployments in those countries, the opportunities for future growth of our middleware business may be limited. Accordingly, our ability to generate significant additional core middleware-related revenues from customers outside of the United States may be limited.

      In addition, to meet the different needs of our customers, we have deployed multiple versions of our core middleware platform to network operators around the world. Maintaining and supporting multiple platforms concurrently is expensive because it requires us to devote significant resources, including engineering and technical support, to older platforms that may not have significant distribution. We intend, over time, to migrate our network operator customers to a standard middleware platform in order to reduce our costs. However, it is difficult to predict the timing of network upgrades by operators, and when they do decide to upgrade, there can be no guarantee that they will choose to license our standard middleware platform or require certain customization.

      Our capacity to generate future revenues associated with our core middleware may also be limited due to a number of reasons, including:

•	network operators that have selected our core middleware may switch to another middleware platform for the provision of interactive services, reduce their pace of set-top box deployment or stop deploying set-top boxes enabled with our core middleware, decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our core middleware running on their networks;

•	network operators that have not selected our core middleware may choose another middleware platform for the provision of interactive services; or

•	a meaningful opportunity to deploy our core middleware in the markets that have not yet adopted interactive television on a large scale may never develop or may develop at a very slow pace.

      Any of these eventualities would have an adverse effect on our results of operations.

We expect a more significant portion of our revenue growth in the future to be derived from interactive content and applications that we develop and market. If we are not successful in developing and marketing that interactive content and those applications, our future revenue growth may be limited.

      We expect over the next several years to develop extensive interactive content and applications, including gaming channels, addressable and targeted advertising and programming synchronous applications. The market for interactive content and applications is still nascent and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of interactive content and applications will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market that content and those applications effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those products will be affected to a large degree by network operators. If network operators determine that our interactive content and applications do not meet their business or operational expectations, the operators may choose not to offer our applications to their customers. To the extent that network operators fail to renew or enter into new or expanded contracts with us for provision of interactive content (such as our enhanced interactive television service) and applications (such as the PlayJam channel), we will be unable to maintain or increase the level of distribution of our interactive content and applications and the associated revenue from those offerings. Moreover, due to global economic conditions, network operators may slow down their deployment of new content and applications offerings, and such actions would negatively impact our revenue. Accordingly, our ability to generate substantial revenues from our interactive content and applications offerings is uncertain.

We may seek to generate a significantly greater percentage of our revenue growth in the future from revenue sharing and subscription based arrangements. If we are unsuccessful in developing those revenue models, then our future revenue growth may be limited and our results of operations will be adversely affected.

      We have historically generated a substantial portion of our revenue from royalty and licensing fees related to the licensing of our core middleware products and from fees for professional services that we provide. We believe that our capacity to generate future revenues in this manner may be limited, and if we are unsuccessful in evolving our revenue model, our opportunities for future revenue growth, particularly outside of the United States, may be limited. We expect, over time, that we may need to seek an increasing percentage of our revenues from revenue sharing arrangements with network operators, programmers and advertisers. In those instances, we would typically receive a percentage of the payments that a network operator, programmer or advertiser may receive from transactions that make use of our interactive content or applications. We also expect, over time, that we may need to seek an increasing percentage of our revenues from subscription-based fee arrangements. In those instances, we would typically receive a fixed payment, over a period of time, based on the number of subscribers or viewers that use or access our technologies, content or applications. There can no guarantee that we will be successful in entering into future revenue sharing or subscription-based arrangements with network operators, programmers or advertisers or that we will be able to generate a substantial amount of revenue from these sources. If our efforts are unsuccessful, then our future results of operations will be adversely affected.

We have acquired several businesses since October 2002. We continue to implement initiatives designed to enhance the integration of those businesses and to seek further consolidation of our worldwide operations. Our failure to effectively integrate those acquired businesses, or to streamline our operations, may adversely affect our business, financial condition and results of operations.

      We acquired Wink Communications, Inc., a provider of interactive and enhanced television services, in October 2002. We acquired ACTV, Inc., a provider of addressable advertising and related products and services, in July 2003. In addition, in August 2003, we acquired substantially all of the assets of BettingCorp Limited, a provider of gaming and gambling technologies and services. We face many risks and challenges associated with integrating these acquisitions, including:

•	difficulties related to the integration of operations and personnel of acquired companies into our existing business, especially outside the United States as with BettingCorp;

•	diversion of management’s attention from our business;

•	incorporation of acquired products and business technology into our existing product lines; and

•	adoption and maintenance of uniform standards, controls, procedures and policies.

      While we believe that we have made progress in integrating those businesses, and their personnel and technologies, with ours, we have not completed those efforts. If we are not successful in integrating those businesses with ours, we may not realize the full benefits of the assets that we acquired. Moreover, if we do not successfully complete such integration and consolidation in a timely manner, the increased demands on management’s time, and the increased costs associated with that process may also have an adverse effect on our business, financial condition and results of operations.

We continue to pursue restructuring initiatives that we initiated in 2002. While we have accomplished many of the objectives we established for that process, we continue to seek to align our resources appropriately as our business evolves. That ongoing process may result in unanticipated consequences and may not be as successful in reducing expenses as we had anticipated.

      In addition to the integration and consolidation efforts that we have undertaken in response to our various acquisitions, we began to implement several restructuring initiatives in 2002 in an effort to streamline our worldwide operations and reduce our operating expenses. In this regard, we continue to undertake efforts to consolidate our operations, close and relocate various offices around the world, divest non-strategic assets and reduce our headcount. These initiatives may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and diminished performance. Reductions in personnel, both anticipated and unanticipated, could materially and adversely impact our sales and marketing efforts, research and development efforts, and our professional services and general and administrative functions.

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

      We expect that our capital resources will be sufficient to meet our cash requirements through at least the next twelve months. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of December 31, 2003, we had $73.5 million of cash, cash equivalents and marketable debt securities. We used approximately $43.9 million in cash for operating activities during the fiscal year ended December 31, 2002 and $42.5 million during the fiscal year ended December 31, 2003. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

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

      We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and a better recognized brand name than we do. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, in addition to our PlayJam and PlayMonteCarlo applications, British Sky Broadcasting also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.

The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.

      There has been a worldwide trend of consolidation in the cable and direct broadcast satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, The News Corporation Ltd. recently completed its acquisition of a controlling stake in Hughes Electronics, the parent of DirecTV, and NDS Group plc, an affiliate of News Corporation, recently completed its acquisition of the MediaHighway interactive television business from Thomson. While the full impact of this trend is uncertain at the present time, we will need to adapt to changing relationships with industry participants and address competitive concerns that may arise as companies consolidate. If we are unable to successfully manage these changing relationships and address these competitive concerns, our business and results of operations may be adversely affected.

Unanticipated fluctuations in our quarterly operating results could affect our stock price.

      We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our Class A ordinary shares could be negatively affected. Our quarterly operating results have varied substantially in the past and they may vary substantially in the future depending upon a number of factors described below, including many that are beyond our control.

      Our operating results may vary from quarter to quarter as a result of a number of factors, including:

•	Changes in the rate of capital spending and the rollout of interactive television-related products and services by network operators;

•	The number, size and scope of network operators deploying OpenTV-enabled interactive services and the associated rollout to subscribers;

•	Increased competition in general and any changes in our pricing policies that may result from increased competitive pressures;

•	Potential downturns in our customers’ businesses or in the domestic or international markets for our products and services;

•	The ability to generate applications-related revenue from existing and potential customers;

•	Changes in technology, whether or not developed by us;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products that can compete favorably in the marketplace; and

•	The timing of revenue recognition associated with major licensing and services agreements.

      Because a high percentage of our expenses, particularly compensation, is fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings on a quarter-to-quarter basis. You should not rely on the results of prior periods as an indication of our future performance. Any decline in revenues or a greater than expected loss for any quarter could cause the market price of our Class A ordinary shares to decline.

A significant portion of our senior management team is new. If they are unable to work together effectively, we may not be able to execute our business plan.

      Our business is highly dependent on the ability of our senior management team to work together effectively to execute our business plan. Our management team has changed significantly over the past several months. In December 2003, Michael Zeisser assumed the role of interim Chairman of our board of directors. In addition, our Chief Operating Officer, Chief Financial Officer, General Counsel and several other senior executives in important operational roles joined us in the last half of 2003. These individuals and our existing management team have not previously worked together. If they are unable to effectively integrate themselves into our business or work together as a management team, we may not be able to manage our business effectively.

We depend upon key technical, consulting and support personnel to operate our business, and we may be unable to attract or retain such personnel.

      Our business requires highly trained technical, consulting and support personnel to assist customers with launch and deployment of our products. In the future, we may need to increase our technical, consulting and support staff to support new customers and the expanding needs of our existing customers. Notwithstanding the current economic climate, hiring consulting and support personnel has remained very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the interactive television market, and we have experienced difficulty in recruiting qualified personnel in the past. Even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we may not be successful in our efforts, which may have a negative effect on our business and results of operations.

Interactive television remains an emerging business and it may not attract widespread market acceptance or demand.

      Our success will depend upon, among other things, the broad acceptance of interactive television by industry participants, including operators of broadcast and pay television networks, network operators and manufacturers of televisions and set-top boxes, as well as by television viewers and advertisers. Because the market for interactive television remains an emerging market, the potential size of the market opportunity and the timing of its development are uncertain. The growth and future success of our business will depend in part upon our ability to penetrate new markets and convince network operators, television viewers and advertisers to adopt and maintain their use of our products and services.

Because much of our success and value lie in our ownership and use of our intellectual property, our failure to protect our intellectual property and develop new proprietary technology may negatively affect us.

      Our ability to effectively conduct our business will be dependent in part upon the maintenance and protection of our intellectual property. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights in and to our technology. We have typically entered into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, in an effort to control access to, and distribution of, our software, related documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our software and other proprietary information without authorization.

      Policing unauthorized use of our software and proprietary information will be difficult. The steps we take may not prevent misappropriation of our intellectual property and the agreements we enter into may not be enforceable in some instances. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries or, alternatively, such protection may be difficult to enforce. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of our intellectual property rights and the proprietary rights of others. Any such litigation could cause us to incur substantial costs and diversion of resources, which in turn could adversely affect our business.

Intellectual property infringement claims may be asserted against us, which could have the effect of disrupting our business.

      We may be the subject of claims by third parties alleging that we infringe their intellectual property. The defense of any such claims could cause us to incur significant costs and could result in the diversion of resources with respect to the defense of any claims brought, which could adversely affect our financial condition and operating results. As a result of such infringement claims, a court could issue an injunction preventing us from distributing certain products, which could adversely affect our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights in order to avoid any litigation. However, a license under such circumstances may not be available on commercially reasonable terms, if at all.

We grant certain indemnification rights to our customers when we license our software technologies. We may, therefore, become subject to third party infringement claims through those commercial arrangements. In addition, the damages to which we are subject may be increased by the use of our technologies in our customers’ products.

      Many of Wink Communications’, ACTV’s and our agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use their products. If it is determined that our products infringe any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities, which may adversely affect our business, financial condition and operating results.

      In addition, while damages claims in respect of an alleged infringement may, in many cases, be based upon a presumed royalty rate that the patent holder would have otherwise been entitled to, it is possible that our liability may increase as a result of the incorporation of our technology with our customer’s products. In some cases, potential damages against us could be based on the profits derived from a product that infringes through the use of our software even though we receive a relatively moderate economic benefit from the licensing arrangement.

The adoption of incompatible standards by our industry and rapid technological advances could render our products and services obsolete or non-competitive.

      The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media, and other emerging trends, such as the deployment of high definition television and multicasting, are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate trends and adapt to new technologies and evolving standards is critical to our success.

      Recent attempts to establish industry-wide standards for interactive television software include an initiative by cable network operators in the United States to create a uniform platform for interactive television called Open Cable and an initiative by European television industry participants to create a platform called Multimedia Home Platform. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

      The deployment of new digital television applications, such as high-definition television and multicasting multiple television programs through a single channel, may compete directly with our products and services for broadcast distribution capacity. To the extent that such capacity cannot accommodate all of the applications that a cable or direct broadcast satellite system operator wants to distribute, then there is a risk that other applications will be deployed to the exclusion of our content and applications. If this occurs, our results of operations could be adversely affected.

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

Through the use of our technology, we have the ability to collect personal and confidential information from set-top boxes. If we fail to protect this information from security breaches or misuse this information, then our operations could be disrupted and we could be subject to litigation and liability under privacy laws.

      Through the technology that we license for use in set-top boxes, we have the ability, when requested by our customers, to collect and store personal information from users of our applications. Subject to applicable laws, and the agreement of our customers and consumers, we may also seek to use such information to help develop addressable and targeted advertising businesses. Storage and use of such information is subject to state and federal regulation and may also subject us to privacy claims relating to its use and dissemination. In addition, a third party might be able to breach our security measures and gain unauthorized access to our servers where such information is stored and misappropriate such information or cause interruptions to our business operations. We may be required to expend significant capital and other resources to monitor the laws applicable to privacy matters, to protect against security breaches or to deal with the consequences of any breach. A breach of privacy rights by us, network operators or other third parties could expose us to liability. Any compromise of security or misuse of private information could materially and adversely affect our business, reputation, operating results and financial condition and expose us to costly litigation and regulatory action. Concerns over the security of personal information transmitted through our applications and the potential misuse of such information might also inhibit market acceptance of our applications, and if this occurs, our business and operating results will be adversely affected.

There are many regulations and restrictions that affect gaming and gambling activities throughout the world. As we develop and seek to market gaming and gambling applications, we must assess the legality of these types of activities in different jurisdictions. Our inability to legally launch these applications, the uncertain regulatory landscape for these applications and the significant costs associated with ongoing evaluations regarding the state of gaming and gambling laws around the world may adversely affect our business.

      We expect to develop and market gaming and gambling applications for interactive television based on technologies and know-how that we acquired through BettingCorp. In many jurisdictions throughout the world, the laws regulating gaming and gambling, particularly through media such as interactive television and the Internet, are highly uncertain and subject to frequent change. The penalties in many jurisdictions include both civil and criminal penalties. While we continually assess the laws and regulations regarding gaming and gambling ventures, and engage special outside legal counsel to assist in that process, we cannot be certain that our interpretation of, or the advice that we receive from outside professionals with respect to, those laws will necessarily be the only possible interpretation. The costs associated with that evaluative process are not, and will not be, insignificant. In the event, that we are incorrect in our interpretation of certain laws or regulations, we may be subject to penalties. Moreover, we may be required to make significant changes to our business, if those laws or regulations change in ways that we do not anticipate or expect. The uncertainty inherent in these matters, the changing nature of these laws and regulations, and the significant costs associated with our ongoing evaluation of those laws and regulations, may adversely affect our business over time. If we do not believe that we can legally and effectively launch gaming and gambling applications, our future growth may be impaired.

Our multinational operations expose us to special risks that could increase our expenses, adversely affect our operating results and require increased time and attention of management.

      We derive a substantial portion of our revenue from customers located outside of the United States and have significant operations in a number of countries around the world. Our international operations are subject to special risks, including:

•	differing legal and regulatory requirements and changes in those requirements;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	export and import restrictions, tariffs and other trade barriers;

•	currency fluctuations and devaluations;

•	difficulties in staffing and managing offices as a result of, among other things, distance, language and cultural differences;

•	longer payment cycles and problems in collecting accounts receivable;

•	political and economic instability; and

•	potentially adverse tax consequences.

      Any of these factors could have an adverse effect on our business, financial condition and operating results.

Our software products may contain errors, which could cause us to lose revenue and incur unexpected expenses.

      Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective features and functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error or performance problem with our technology could cause the systems of our network operator customers to fail for a period of time or to be impaired in certain respects. Any such failure could subject us to damage claims and claims for indemnification by our customers and result in severe customer relations problems and harm to our reputation. While our agreements with customers typically contain provisions designed to limit or exclude our exposure to potential liability claims in those circumstances, those provisions may not be effective, in all respects, under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

The interests of our majority owner may differ from yours and may result in OpenTV acting in a manner inconsistent with your general interests.

      Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 32.9% of the economic interest and 79.4% of the voting power of our ordinary shares outstanding as of December 31, 2003. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

Because we are controlled by Liberty Media, we are exempt from certain listing requirements of the Nasdaq National Market relating to corporate governance matters.

      Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for the Nasdaq National Market System designed to enhance corporate governance standards of the companies who are listed thereon. As a result of Liberty Media’s beneficial ownership of our Class A and Class B ordinary shares, we are not subject to some of these requirements, including the requirement that a majority of our board of directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

Because we are a British Virgin Islands company, you may not be able to enforce judgments against us that are obtained in United States courts.

      We are incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to effect service of process upon us within the United States or to enforce against us judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

      We have been advised by our British Virgin Islands counsel, Harney Westwood Riegels, that judgments of United States courts predicated upon the civil liability provisions of the federal securities laws of the United States may be difficult to enforce in British Virgin Islands courts and that there is doubt as to whether British Virgin Islands courts will enter judgments in original actions brought in British Virgin Islands courts predicated solely upon the civil liability provisions of the federal securities laws of the United States.

Because we are a British Virgin Islands company, your rights as a stockholder may be less clearly established as compared to the rights of stockholders of companies incorporated in other jurisdictions.

      Our corporate affairs are governed by our memorandum of association and articles of association and by the International Business Companies Act of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our stockholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of stockholders under British Virgin Islands law are not as clearly established as are the rights of stockholders in many other jurisdictions. Thus, our stockholders may have more difficulty protecting their interests in the face of actions by our board of directors or our controlling stockholder than they would have as stockholders of a corporation incorporated in another jurisdiction.

Certain provisions contained in our charter documents could deter a change of control of us.

      Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of December 31, 2003, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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

      The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2003 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of		Valuation of	Valuation of
	Securities if		Securities if	Securities if
	Interest Rates	Fair Value as	Interest Rates	Interest Rates
Issuer	Decrease 1%	of 12/31/03	Increase 1%	Increase 2%

United States government and agencies	$20,329	$20,130	$19,933	$19,740
State and local governments in the United States	—	—	—	—
Corporate notes and bonds	3,670	3,619	3,583	3,541
Non-United States government	—	—	—	—
Certificate of Deposit	2,030	2,000	1,962	1,915

Total	$26,029	$25,749	$25,478	$25,196

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

Foreign Currency Exchange Rate Risk

      We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. A majority of our worldwide customers are invoiced and make payments in United States dollars. A minority of our worldwide customers are invoiced by our non-United States business units under contracts that require payments to be remitted in local currency.

      We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during 2003. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of OpenTV

      The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled “Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2004 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).

      Information required by the Item with respect to compliance with Section 16(a) of the Securities Act of 1934 is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item regarding security ownership of certain beneficial owners is incorporated by reference to the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference to the information set forth in the section entitled “Fees for Independent Auditors” in the Proxy Statement.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements Included in Part II of this Report:

      (2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-40

      (3) Exhibits

Exhibits

3.1	Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 (the “Second F-1 Amendment”) to the Registration Statement on Form F-1 (the “F-1 Registration Statement”) of OpenTV Corp. (File No. 333-89609), as filed with the Securities and Exchange Commission on November 18, 1999).
3.2	Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002).
4.1	Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).
10.1	Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”), as filed with the Securities and Exchange Commission on April 18, 2001).
10.2	OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the 2000 20-F).
10.3	OpenTV Corp.’s Amended and Restated 1999 Share Option/ Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).
10.4	Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).
10.5	Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).
10.6	Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).

Exhibits

10.7	First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).
10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).
10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).
10.10	Convertible Preferred Stock Purchase Agreement between OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the Second F-1 Amendment).
10.11	Convertible Preferred Stock and Warrant Purchase Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated and TWI-OTV Holdings, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the First F-1 Amendment).
10.12	Exchange Agreement between OpenTV Corp., OpenTV, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.12 to the First F-1 Amendment).
10.13	Investors’ Rights Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd., dated October 23, 1999 (incorporated by reference to Exhibit 10.14 to the Second F-1 Amendment).
10.14	Amended and Restated Stockholders’ Agreement among OpenTV Corp., OpenTV, Inc., OTV Holdings Limited, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.15 to the Second F-1 Amendment).
10.15	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).
10.16	Registration Rights Agreement by and among OpenTV Corp., General Instrument Corporation and Cable Soft Communications, Inc. dated November 13, 2000 (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 1, 2000).
10.17	Lease Agreement between Renault & Handley Employees Investment Co. and OpenTV, Inc., dated January 15, 2001 (incorporated by reference to Exhibit 4.20 to the 2000 20-F).
10.18	Lease Agreement between Middlefield Road Joint Venture and OpenTV, Inc., dated January 22, 2001 (incorporated by reference to Exhibit 4.21 to the 2000 20-F).
10.19	Marketing Agreement dated as of January 22, 2001 by and between British Sky Broadcasting Limited and OpenTV, Inc. (incorporated by reference to Exhibit 4.22 to the 2000 20-F).
10.20	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 4.23 to the 2000 20-F).
10.21	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).
10.22	Employment Agreement dated as of June 16, 2000 by and between James Ackerman and OpenTV, Inc. (incorporated by reference to Exhibit 4.27 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2001 (the “2001 20-F”) as filed with the Securities and Exchange Commission on June 25, 2002).
10.23	Form of Management Retention Agreement (incorporated by reference to Exhibit 4.33 to the 2001 20-F).

Exhibits

10.24	Letter Agreement between MIH Limited and OpenTV Corp. dated May 8, 2002 (incorporated by reference to Exhibit 4.34 to the 2001 20-F).
10.25	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002, by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).
10.26	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).
18.1	Letter from KPMG LLP dated March 12, 2004 regarding change in accounting principle.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003

Date Filed or Furnished	Item(s) Reported	Financial Statements Filed

October 29, 2003	Items 5 and 7	No
November 12, 2003	Item 12*	Yes
November 13, 2003	Items 5 and 7	No
December 22, 2003	Items 5 and 7	No

*	This Report on Form 8-K was “furnished” to the Securities and Exchange Commission, and is not to be deemed (1) “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

By:	/s/ JAMES J. ACKERMAN

James J. Ackerman
Chief Executive Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES J. ACKERMAN James J. Ackerman	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ RICHARD HORNSTEIN Richard Hornstein	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ ROBERT R. BENNETT Robert R. Bennett	Director	March 15, 2004

/s/ J. TIMOTHY BRYAN J. Timothy Bryan	Director	March 15, 2004

/s/ JERRY MACHOVINA Jerry Machovina	Director	March 15, 2004

/s/ J. DAVID WARGO J. David Wargo	Director	March 15, 2004

/s/ ANTHONY G. WERNER Anthony G. Werner	Director	March 15, 2004

/s/ MICHAEL ZEISSER Michael Zeisser	Chairman of the Board; Director	March 15, 2004

OPENTV CORP.

INDEPENDENT AUDITORS’ REPORT — KPMG LLP

To the Board of Directors and Shareholders of OpenTV Corp.:

      We have audited the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of consolidated financial statements, we have also audited the financial statement schedule as of and for each of the years in the two-year period ended December 31, 2003 listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of OpenTV Corp. and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, OpenTV Corp. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

      As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2001 have been revised to reflect the reclassification of certain marketing expenses to revenues as required by Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” In our opinion, the reclassification for 2001, as described in Note 2, is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of OpenTV Corp. and subsidiaries other than with respect to such reclassification, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

San Francisco, California

February 16, 2004

INDEPENDENT AUDITORS’ REPORT — PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Shareholders of OpenTV Corp.:

      In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and comprehensive loss, and of cash flows for the period ended December 31, 2001, prior to the reclassification relating to the adoption of Consensus 01-09 of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF 01-09) (not separately presented herein), present fairly, in all material respects, the financial position, results of operations and cash flows of OpenTV Corp. and its subsidiaries as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 31, 2001 listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of OpenTV Corp.’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2002, except as to Note 16, which appeared in the 2002 OpenTV Corp. Form 10K, which is as of April 8, 2003

OPENTV CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$47,747	$38,568
Short-term marketable debt securities	10,577	26,940
Accounts receivable, net of allowance for doubtful accounts of $789 and $1,966 at December 31, 2003 and 2002, respectively	12,536	10,672
Prepaid expenses and other current assets	4,722	4,304

Total current assets	75,582	80,484
Long-term marketable debt securities	15,172	22,199
Property and equipment, net	11,689	15,020
Goodwill	70,398	45,416
Intangible assets, net	33,336	28,354
Other assets	13,378	5,863

Total assets	$219,555	$197,336

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,854	$5,252
Accrued liabilities	32,174	22,845
Accrued restructuring	7,789	14,615
Due to Liberty Broadband	630	1,156
Current portion of deferred revenue	9,740	6,340

Total current liabilities	56,187	50,208
Deferred revenue, less current portion	5,310	4,886

Total liabilities	61,497	55,094
Commitments and contingencies (Note 12)
Minority interest	1,075	1,246
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 88,969,550 and 41,587,033 shares issued and outstanding, including treasury shares, at December 31, 2003 and 2002, respectively	2,208,370	2,143,124
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	466,228	461,263
Treasury shares at cost, 76,327 and 50,629 shares at December 31, 2003 and 2002, respectively	(38)	(16)
Deferred share-based compensation	(36)	(221)
Accumulated other comprehensive income	201	494
Accumulated deficit	(2,553,695)	(2,499,601)

Total shareholders’ equity	156,983	140,996

Total liabilities, minority interest and shareholders’ equity	$219,555	$197,336

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Royalties	$25,192	$20,052	$33,800
Services, support and other	22,588	23,812	36,486
Fees and revenue shares	12,961	11,278	3,346
License fees	3,456	4,544	13,295

Total revenues (inclusive of $16,135, $12,828 and $20,339 of related party revenues, respectively)	64,197	59,686	86,927
Operating expenses:
Cost of revenues(1)	45,713	47,344	37,775
Research and development(2)	25,321	35,200	43,542
Sales and marketing(3)	13,833	32,865	37,649
General and administrative(4)	15,168	21,141	19,870
Restructuring costs	6,587	29,414	—
Amortization of intangible assets	9,549	13,055	19,243
Impairment of intangible assets	1,497	24,796	—
Amortization of goodwill	—	—	394,495
Impairment of goodwill	—	514,501	816,247

Total operating expenses	117,668	718,316	1,368,821

Loss from operations	(53,471)	(658,630)	(1,281,894)
Interest income	1,572	5,205	10,518
Other expense, net	(1,103)	(66)	(33)
Impairment of equity investments	—	(10,923)	(14,915)
Share of losses of equity investee	—	(7,275)	—
Realized loss on sale of marketable equity securities	—	—	(24,014)
Minority interest	171	518	202

Loss before income taxes and cumulative effect of accounting change	(52,831)	(671,171)	(1,310,136)
Income tax benefit (expense)	(1,263)	(1,541)	5,854

Loss before cumulative effect of	(54,094)	(672,712)	(1,304,282)
accounting change Cumulative effect of accounting change, net of tax	—	(129,852)	—

Net loss	$(54,094)	$(802,564)	$(1,304,282)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.57)	$(9.36)	$(19.20)
Cumulative effect of accounting change, net of tax	—	(1.81)	—

	$(0.57)	$(11.17)	$(19.20)

Shares used in per share calculation, basic and diluted	94,818,278	71,839,101	67,937,686

(1)	Inclusive of $55, $1,277 and $3,541 of share-based compensation for the years ended December 31, 2003, 2002 and 2001, respectively.
(2)	Inclusive of $59, $321 and $1,171 of share-based compensation for the years ended December 31, 2003, 2002 and 2001, respectively.
(3)	Inclusive of $24, $298 and $1,644 of share-based compensation for the years ended December 31, 2003, 2002 and 2001, respectively.
(4)	Inclusive of $33, $1,143 and $3,233 of share-based compensation for the years ended December 31, 2003, 2002 and 2001, respectively.

The accompanying notes are integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

								Accumulated
								Other
	Class A		Class B		Additional		Deferred	Comprehensive
					Paid-In	Treasury	Share-based	Income	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	(Loss)	Deficit	Total	Loss

Balances, December 31, 2000	34,829,632	$2,087,440	30,631,746	$35,953	$455,336	$(6)	$(16,711)	$(11,354)	$(392,755)	$2,157,903
Share options exercised	1,075,347	3,352	—	—	101	—	—	—	—	3,453
Shares issued for Static2358 acquisition	2,719,048	38,203	—	—	—	—	—	—	—	38,203
Warrants exercised	1,449,425	7,663	—	—	—	—	—	—	—	7,663
Shares issued through employee share purchase plan	201,698	1,577	—	—	—	—	—	—	—	1,577
Shares issued for employee compensation	14,525	148	—	—	—	—	—	—	—	148
Shares issued in exchange for OpenTV, Inc. shares	236,057	—	—	—	2,849	—	—	—	—	2,849
Amortization of deferred share-based compensation	—	—	—	—	—	—	9,589	—	—	9,589
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(2,978)	—	2,978	—	—	—
Purchase of treasury shares	—	—	—	—	—	(10)	—	—	—	(10)
Reclassification for realized losses from sale of marketable equity securities, net of income taxes	—	—	—	—	—	—	—	11,117	—	11,117	$11,117
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	485	—	485	485
Foreign currency translation losses	—	—	—	—	—	—	—	(337)	—	(337)	(337)
Net loss	—	—	—	—	—	—	—	—	(1,304,282)	(1,304,282)	(1,304,282)

Balances, December 31, 2001	40,525,732	2,138,383	30,631,746	35,953	455,308	(16)	(4,144)	(89)	(1,697,037)	928,358	$(1,293,017)

Share options exercised	153,703	345	—	—	13	—	—	—	—	358
Shares issued per Static earn-out agreement	626,872	3,749	—	—	—	—	—	—	—	3,749
Shares issued through employee share purchase plan	205,427	457	—	—	—	—	—	—	—	457
Shares issued for employee compensation	22,830	190	—	—	—	—	—	—	—	190
Shares issued in exchange for OpenTV, Inc. shares	52,469	—	—	—	295	—	—	—	—	295
Amortization of deferred share-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(884)	—	884	—	—	—
Capital contribution from MIH Limited	—	—	—	—	6,531	—	—	—	—	6,531
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(880)	—	(880)	$(880)
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	790	—	790	790
Foreign currency translation gains	—	—	—	—	—	—	—	673	—	673	673
Net loss	—	—	—	—	—	—	—	—	(802,564)	(802,564)	(802,564)

Balances, December 31, 2002	41,587,033	2,143,124	30,631,746	35,953	461,263	(16)	(221)	494	(2,499,601)	140,996	$(801,981)

Share options exercised	1,526,637	2,453	—	—	(13)	—	—	—	—	2,440
Shares issued for employee and director compensation	125,155	160	—	—	—	—	—	—	—	160
Cashless exercise of stock options	73,332	140	—	—	—	—	—	—	—	140
Shares issued and options assumed for ACTV acquisition	41,648,399	54,559	—	—	3,948	—	(36)	—	—	58,471
Shares issued for BettingCorp acquisition	3,225,063	6,934	—	—	—	—	—	—	—	6,934
Shares issued for purchase of minority interest	675,676	1,000	—	—	—	—	—	—	—	1,000
Shares issued in exchange for OpenTV, Inc. shares	115,417	—	—	—	277	—	—	—	—	277
Shares retired	(7,162)	—	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	—	171	—	—	171
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(50)	—	50	—	—	—
Capital contribution from MIH Limited	—	—	—	—	793	—	—	—	—	793
Purchase of treasury shares	—	—	—	—	10	(22)	—	—	—	(12)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(246)	—	(246)	$(246)
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(264)	—	(264)	(264)
Foreign currency translation gains	—	—	—	—	—	—	—	217	—	217	217
Net loss	—	—	—	—	—	—	—	—	(54,094)	(54,094)	(54,094)

Balances, December 31, 2003	88,969,550	$2,208,370	30,631,746	$35,953	$466,228	$(38)	$(36)	$201	$(2,553,695)	$156,983	$(54,387)

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows used in operating activities:
Net loss	$(54,094)	$(802,564)	$(1,304,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	—	129,852	—
Impairment of goodwill	—	514,501	816,247
Impairment of intangible assets	1,497	24,796	—
Depreciation and amortization of property and equipment	7,490	10,276	7,189
Amortization of intangible assets and goodwill	14,679	18,326	417,983
Amortization of share-based compensation	171	3,039	9,589
Non-cash employee compensation	889	752	752
Deferred income tax benefit	—	—	(7,274)
Provision for doubtful accounts	168	1,758	1,289
Non-cash restructuring costs	532	8,145	—
Impairment of equity investments	—	10,923	14,915
Share of losses of equity investee	—	7,275	—
Realized loss on sale of marketable equity securities	—	—	24,014
In-process research and development	—	1,000	2,120
Minority interest	(171)	(518)	(202)
Changes in operating assets and liabilities:
Accounts receivable	(1,454)	11,700	(9,781)
Due from MIH Limited entities	—	4,290	(2,720)
Prepaid expenses and other current assets	602	5,030	1,101
Other assets	2,308	1,728	(1,105)
Accounts payable	(923)	(1,155)	1,674
Accrued liabilities	(5,558)	(4,293)	(7,019)
Accrued restructuring	(11,873)	10,865	—
Due to Liberty Broadband	(526)	527	—
Deferred revenue	3,777	(138)	1,258

Net cash used in operating activities	(42,486)	(43,885)	(34,252)
Cash flows provided from (used in) investing activities:
Purchase of property and equipment	(2,944)	(7,693)	(14,243)
Proceeds from sale of assets	1,000	—	4,625
Cash used for acquisitions, net of cash acquired	(10,130)	(81,451)	(14,187)
Proceeds from sale of marketable equity securities	—	—	16,486
Proceeds from sale of marketable debt securities	111,697	208,149	173,490
Purchase of marketable debt securities	(51,384)	(110,671)	(163,574)
Private equity investments	—	(3,000)	(5,448)

Net cash provided from (used in) investing activities	48,239	5,334	(2,851)
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	2,466	856	12,686
Capital contribution from MIH Limited	793	6,531	—

Net cash provided from financing activities	3,259	7,387	12,686
Effect of exchange rate changes on cash and cash equivalents	167	483	(337)

Net increase (decrease) in cash and cash equivalents	9,179	(30,681)	(24,754)
Cash and cash equivalents, beginning of year	38,568	69,249	94,003

Cash and cash equivalents, end of year	$47,747	$38,568	$69,249

Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes	$150	$(195)	$(1,373)

Non-cash investing and financing activities:
Value of shares issued in connection with acquisitions and intangible assets	$61,493	$3,749	$38,203
Value of shares issued for purchase of minority interest	1,000	—	—
Deferred compensation arising from issuance of options	36	—	—

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1.	Ownership and Business of OpenTV

      We were formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary.

      On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction with MIH Limited in which Liberty Media acquired MIHL’s controlling ownership stake in us. Pursuant to the agreement, Liberty Media acquired 365,460 Class A ordinary shares and 30,206,154 Class B ordinary shares from MIHL. We were not a party to that agreement. As a result of our acquisition of ACTV in July 2003, Liberty Media received an additional 6,456,969 Class A ordinary shares. As of December 31, 2003, Liberty Media’s total ownership represented approximately 32.9% of the economic interest and approximately 79.4% of the voting power of our ordinary shares on an undiluted basis.

      We provide software, content and applications, and professional services for interactive and enhanced television. We operate in a single business segment.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

      The accompanying consolidated financial statements include the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Certain amounts in the consolidated financial statements for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

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

Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid investments with original or remaining maturities of three months or less at the date of purchase and money market funds to be cash equivalents.

Marketable Debt Securities

      Our policy is to minimize risk by investing in investment grade securities which earn returns based on current interest rates.

      We classify all marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, our marketable debt securities are carried at fair value as of the balance sheet date. Short-term marketable debt securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable debt securities have remaining maturities at the balance sheet date of greater than one year. Unrealized gains and losses are reported as accumulated other comprehensive income

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) in the statement of shareholders’ equity. Additionally, realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification cost method.

Fair Value of Financial Instruments

      The reported amounts of our financial instruments, including cash and cash equivalents, short-term marketable debt securities, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Concentration of Credit Risk

      Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and short-term and long-term marketable debt securities. Cash and cash equivalents are primarily invested in a diverse portfolio of money market securities and money market funds in accordance with our investment policy. With respect to accounts receivable, our customer base is dispersed across many geographic areas and we generally do not require collateral. We analyze historic collection experience, customer credit-worthiness, current economic trends in each country where our customers are located, and customer payment history when evaluating the adequacy of the allowance for doubtful accounts.

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

Long-Term Private Equity Investments

      We invest in equity and debt instruments of privately-held companies for business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. These investments are included in other assets and are accounted for under the cost method when we do not have the ability to exercise significant influence over operations. When we have the ability to exercise significant influence over operations, investments are accounted for under the equity method. We perform periodic reviews of these investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from the investment. We recorded impairments of $10.9 million and $14.9 million for the years ended December 31, 2002 and 2001, respectively. We also recorded $7.3 million for our share of losses of equity investee for the year ended December 31, 2002.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from 2 to 13 years.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators that such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. In connection with the adoption of SFAS 142 on January 1, 2002, we were required to complete a transitional goodwill impairment test which resulted in a transitional impairment charge for goodwill of $129.9 million that was recorded as cumulative effect of change in accounting principle in the first quarter of 2002.

Long-Lived Assets

      We account for long-lived assets under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value.

Revenue Recognition

      We derive revenue from four primary sources: (i) royalties, (ii) professional services, support and other, (iii) fees and revenue shares, and (iv) license fees.

      Royalties. In accordance with Statement of Position 97-2, we recognize royalties upon notification of shipment or activation of our software in set-top boxes and other products by licensees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable. For non-refundable prepaid royalties, we recognize revenue upon delivery of software provided that all other requirements of SOP 97-2 have been met.

      Professional Services, Support and Other. Professional services revenues from software development contracts, customization services and implementation support are recognized generally on the percentage of completion method. Under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs for fixed bid contracts or based on the hours incurred multiplied by the hourly rate for time and material engagements. Provisions for estimated losses on uncompleted contracts are made in the period in which estimated losses are determined.

      For contracts with multiple obligations (e.g. maintenance and other services), and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance and support fees are generally made in advance and are non-refundable. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.

      Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services. These revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

      Under the PlayJam brand, we derive revenue as consumers interact with our games channels in the United Kingdom, France and the United States. We receive fees primarily from premium rate telephone calls that are placed by consumers, using either the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. Premium rate telephony charges are recorded as revenue upon notification from the telecommunications companies.

      Net betting and gaming revenues are derived from customers wagering on casino games offered on our casino channel and via the Internet on PlayMonteCarlo.com. Incentives and jackpots are deducted to arrive at net betting and gaming revenues.

      We also enter into arrangements whereby our licensees pay us a percentage of the interactive revenues they earn from their customers. When we have delivered all of the software under the arrangement, we recognize the revenue as the licensee reports to us our revenue share, which is done generally on a quarterly basis.

      Advertising fees are recognized as the advertisements are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured.

      License Fees. In accordance with SOP 97-2, we recognize license fees upon shipment if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable.

Other Revenue Accounting Policies

      Under arrangements where the customer receives rights for unspecified future applications when they are made available, we recognize the revenue over the term of the arrangement, in the appropriate respective revenue category.

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

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

      Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $0.7 million, $1.7 million and $2.4 million respectively.

401(k) Plan

      Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Employee Bonus

      For the year ended December 31, 2003, the compensation committee of the Board of Directors approved a bonus plan that provides for the issuance of shares to employees based on corporate and individual performance objectives. We were authorized to pay an aggregate bonus to employees equal in value to not more than 1,000,000 Class A ordinary shares. We were also authorized, for employees in the United States, the United Kingdom and elsewhere, as appropriate in management’s discretion, to net against the number of shares that would otherwise have been issued in respect of any individual’s bonus, applicable employee withholding taxes based on an average assumed effective tax rate. The result of such netting will be to issue to those employees entitled to receive a bonus payable in shares, a number of shares equal in value to the bonus amount less that number of shares equal to the value of the net withholding applicable to such employee. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares or the costs associated with implementing such a program, certain employee bonuses will be paid in cash. The estimated amount recorded as an expense in the 2003 consolidated statement of operations was $3.7 million. When the individual employee bonus awards are determined, they will be deducted from the shares reserved for issuance under our option plans.

Income Taxes

      We account for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is uncertain the deferred benefit will be realized.

Share-Based Compensation

      We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans and our Employee Stock Purchase Plan, (the “ESPP”), been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(54.1)	$(802.6)	$(1,304.3)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	0.2	3.0	9.6
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	1.1	(13.1)	(32.3)

Pro-forma net loss	$(52.8)	$(812.7)	$(1,327.0)

Net loss per share, basic and diluted:
As reported	$(0.57)	$(11.17)	$(19.20)

Pro-forma	$(0.56)	$(11.31)	$(19.53)

      During the year ended December 31, 2003, there was a net reversal of share-based employee compensation expense determined under a fair value-based method for all awards of $1.5 million due to the termination of certain employees.

      These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

      We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	2.40%- 3.63%	2.23%- 2.75%	2.30%- 4.71%
Average expected life (months)	60	60	60
Volatility	131%	101%	110%
Dividend yield	—	—	—

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $2.52, $5.90 and $9.07, respectively.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We calculated the fair value of purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions:

	2002	2001

Risk-free interest rate	1.97%-2.21%	3.15%-5.18%
Average expected life (months)	6	6
Volatility	78%-121%	105%-114%
Dividend yield	—	—

      The weighted average fair value of purchase rights granted during 2002 and 2001 was $2.39 and $5.00, respectively. There were no purchase rights granted during 2003.

     Comprehensive income (loss)

      We adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Accordingly, we reported foreign currency translation adjustments and unrealized gain/loss on marketable securities in comprehensive income (loss).

     Foreign currency translation

      The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

     Net loss per share

      Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of December 31 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	2003	2002	2001

Class A ordinary shares issuable upon exercise of stock options	9,011,456	5,599,994	7,743,329
Class A ordinary shares issuable upon exercise of warrants	—	506,520	681,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	777,094	979,511	1,035,981
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796
Class A ordinary shares and shares of OpenTV, Inc. Class A common stock subject to repurchase	—	—	44,316

      Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 10 million, 9 million and 12 million in the years ended December 31, 2003, 2002 and 2001, respectively.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recent accounting pronouncements

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

      In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results or operations or cash flows.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46R in future periods if we should own any interest in any variable interest entity.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not have any derivative instruments and hedging activities as of December 31, 2003. We will apply SFAS 149 in future periods if we should have any derivative instruments and hedging activities.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003. We will apply SFAS 150 in future periods if we should have any financial instruments with characteristics of both liabilities and equity.

      In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, “Revenue Recognition,” which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of SAB 104 did not have a material impact on our financial position, results of operations, or cash flows.

Note 3.	Acquisitions

Static Acquisition

      In July 2001, we acquired Static2358, a privately-held, interactive TV (“iTV”) media and entertainment company. Static provides iTV application development expertise across multiple platforms, and owns and operates the iTV entertainment and games channel, PlayJam. Under the acquisition agreement, we acquired all of Static’s privately-held stock in a combined stock and cash transaction. Static shareholders received an aggregate of 2,719,048 of our Class A ordinary shares with a value of $38.2 million at the acquisition date, and approximately $12.7 million in cash was paid to retire certain Static obligations. Pursuant to certain earn-out provisions contained in the Static acquisition agreement, the principal shareholders of Static earned an additional consideration of 626,872 Class A ordinary shares, which were issued in 2002. Additional goodwill of $3.8 million was recorded based on the fair value of those shares on the date the number of shares to be issued was established.

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

Purchase
Price

Tangible net liabilities assumed	$(5.5)
Intangible assets acquired:
Developed technology	5.1
In-process research and development	2.1
Existing relationships	8.5
Trademarks	0.7
Goodwill	45.3

$56.2

      The intangible assets are being amortized over 3 years. The $2.1 million identified as in-process research and development was charged to expense in 2001. The goodwill was fully impaired in 2002.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Wink Acquisition

      On October 4, 2002, we acquired the capital stock of a subsidiary of Liberty Broadband Interactive Television, Inc. (“Liberty Broadband”) that held the capital stock of Wink Communications for $101 million in cash, representing the actual cost of Liberty Broadband’s acquisition of Wink Communications which was completed on August 22, 2002. As both us and Liberty Broadband are controlled by Liberty Media, the acquisition was accounted for as a combination of entities under common control and, accordingly, our results of operations include the results of Wink subsequent to its acquisition by Liberty Broadband.

      Tangible assets acquired from Wink included cash and cash equivalents, short-term marketable debt securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from Wink included accounts payable and accrued liabilities. The total purchase price, including expenses, was allocated based upon an appraisal as follows (in millions):

Purchase
Price

Tangible net assets acquired	$41.0
Intangible assets acquired:
Patents	4.3
Developed technology	2.7
In-process research and development	1.0
Contracts and relationships	6.5
Tradenames and trademarks	0.5
Goodwill	45.0

$101.0

      The intangible assets are being amortized over 5 years. The $1.0 million identified as in-process research and development was charged to expense in 2002. In the allocation of purchase price, we included an adjustment to accrued liabilities of $1.2 million for estimated severance and $2.1 million for lease termination costs to be incurred in connection with a restructuring of Wink’s operations. As of December 31, 2003, the remaining balance was $1.0 million for lease termination costs which will be paid in 2004. Also included in the adjustment to accrued liabilities was an obligation of $0.8 million to settle outstanding vested Wink options which were converted into rights to receive the merger consideration of $3.00 in cash, net of the option exercise price.

      The following presents our operating results for the years ended December 31, 2002 and 2001 on a pro-forma basis as if the acquisition of Wink had been consummated as of January 1, 2002 and 2001 (in millions, except per share amounts):

	2002	2001

Revenues	$62.0	$89.2
Net loss before cumulative effect of accounting change	$(696.4)	$(1,421.3)
Net loss	$(826.3)	$(1,421.3)
Net loss per share, basic and diluted	$(11.50)	$(20.92)
Shares used in per share calculation, basic and diluted	71,839,101	67,937,686

     ACTV Acquisition

      On July 1, 2003, we acquired ACTV, Inc. Each outstanding share of common stock of ACTV was converted into the right to receive 0.73333 of our Class A ordinary shares, and we, therefore, became obligated

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to issue 41,648,399 Class A ordinary shares with a value of $54.6 million. These shares were valued at a per share value of $1.31, which was equal to the average last sale prices for our Class A ordinary shares for the trading-day period two days before and after September 26, 2002, the date the merger was agreed upon and announced. In addition, we reserved 6,750,103 Class A ordinary shares for issuance upon the exercise of options that formerly represented a right to purchase ACTV common stock that we assumed in the merger. The fair value of these outstanding stock options of ACTV was $3.9 million and was determined by estimating the fair value as of the acquisition date using the Black-Scholes option pricing model. The acquisition was accounted for as a purchase. We also issued 675,676 Class A ordinary shares in September 2003 as deferred consideration for ACTV’s purchase of a minority interest in one of its subsidiaries.

      Tangible assets acquired from ACTV included cash and cash equivalents, short-term marketable debt securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from ACTV included accounts payable, accrued liabilities, and deferred revenue. The total purchase price, including transaction costs of $3.2 million, was allocated based upon an appraisal as follows (in millions):

Tangible net assets acquired	$26.7
Intangible assets acquired:
Patents	16.3
Goodwill	18.7

$61.7

      The patents are being amortized over their estimated useful life of 13 years. In the allocation of the purchase price, we included an adjustment to accrued liabilities of $4.5 million for estimated severance and $0.2 million for excess facilities to be incurred in connection with a restructuring of ACTV’s operations. As of December 31, 2003, the remaining balance was $0.2 million for severance costs to be paid in 2004 and $0.1 million for lease termination costs which will be paid over the term of the lease which expires in 2005.

      The following presents our operating results for the years ended December 31, 2003 and 2002 on a pro-forma basis as if the acquisition of ACTV had been consummated as of January 1, 2003 and 2002 (in millions, except per share amounts):

	2003	2002

Revenues	$68.4	$71.0
Net loss before cumulative effect of accounting change	$(79.6)	$(717.5)
Net loss	$(79.6)	$(847.4)
Net loss per share, basic and diluted	$(0.58)	$(7.47)
Shares used in per share calculation, basic and diluted	136,466,677	113,487,500

      Included in pro-forma operating results for the year ended December 31, 2003 and 2002 are approximately $1.8 million and $2.7 million, respectively, of revenue reported by ACTV resulting from the amortization of deferred revenues associated with a marketing arrangement with Ascent Media Group (formerly Liberty Livewire), a related party. The deferred revenues were adjusted to a fair value of zero in the allocation of the purchase price and, accordingly, such revenue recognition will not recur in future periods. The foregoing operating results have been prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition actually been consummated at January 1, 2003 or January 1, 2002 or the results that may occur in the future.

BettingCorp Acquisition

      On August 15, 2003, we acquired substantially all of the assets of BettingCorp Limited in a transaction accounted for as a purchase. The purchase price consisted of $3.1 million of cash and the issuance of

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3,225,063 of our Class A ordinary shares with the value of $6.9 million. The shares were valued at a per share value of $2.15, which was equal to the average market price of our Class A ordinary shares for the three trading days before the acquisition date. Of the Class A ordinary shares issued, 2,580,050 were issued directly to the sellers and 645,013 were deposited in an escrow fund established for the purpose of securing the payment of indemnification obligations arising out of our asset purchase.

      The total purchase price, including transaction costs of $1.4 million, was allocated based upon an appraisal as follows (in millions):

Tangible net assets acquired	$0.1
Intangible assets acquired:
Developed technology	4.4
Customer base	0.4
Goodwill	6.5

11.4

      The identifiable intangible assets are being amortized over 2-5 years.

      Under the terms of a liquidity agreement, we have guaranteed for a certain time period that the sellers will realize net proceeds of approximately $6.9 million (or $2.15 per share), plus interest, upon the disposition of the shares they received in the transaction, assuming full release of the escrowed shares. To support this guarantee, we have deposited approximately $6.9 million in cash into an escrow account, which is classified as other assets in our consolidated balance sheet, to fund any shortfall in net proceeds below $6.9 million, plus interest. Any portion of the escrow not required to fund a shortfall will be released from the escrow account to us. No amount has been reflected in the financial statements for this contingent obligation. Conversely, the sellers are obligated to remit to us in cash any amounts realized upon disposition of the shares in excess of $6.9 million (or $2.15 per share), plus interest, which amount would be reported as a contribution to capital. In addition, the entire $6.9 million of funds in escrow, would be released to us at the end of the guarantee period. No amount of this contingent payment to us by the sellers has been reflected in the financial statements. The sellers’ right to receive the minimum return expires on the earliest of (i) the date that the registration statement has been effective for 30 calendar days, (ii) February 15, 2005, (iii) the date that all of the shares have been sold or (iv) 30 days after the first date that all of the shares may be resold pursuant to Rule 144 under the Securities Act of 1933. The sellers are required under the terms of the liquidity agreement to use good faith efforts to sell the maximum number of shares as soon as possible after the registration statement is declared effective by the Securities and Exchange Commission. The shares of stock held by the sellers are not currently registered for resale.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Balance Sheet Components (in thousands)

	December 31,

	2003	2002

Prepaid expenses and other current assets:
Interest receivable	$245	$278
Value Added Tax	299	626
Due from officer	602	—
Deferred launch fees	579	—
Other	2,997	3,400

	$4,722	$4,304

Property and equipment:
Computers and equipment	$15,835	$13,790
Software	5,206	4,300
Furniture and fixtures	2,576	2,411
Leasehold improvements	3,789	3,216

	27,406	23,717
Less accumulated depreciation and amortization	(15,717)	(8,697)

	$11,689	$15,020

Other assets:
Cash held in escrow (See Note 3)	$6,940	$—
Private equity investment	4,000	—
Deposits	930	1,957
Notes receivable	743	743
Due from officer	—	1,229
Capitalized transaction costs — ACTV, Inc.	—	1,543
Other	765	391

	$13,378	$5,863

Accrued liabilities:
Accrued payroll and related liabilities	$8,082	$5,505
Accrued professional fees	1,929	1,353
Accrued marketing	3,488	5,098
Accrued income taxes	3,148	2,302
Accrued launch fees and revenue guarantees	2,450	1,173
Accrued software contract cancellation	736	2,788
Deferred rent	1,550	—
Accrual for loss contract	6,416	—
Other	4,375	4,626

	$32,174	$22,845

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of ACTV, we assumed a liability for a loss contract with iN DEMAND to use ACTV’s digital technology for the Nascar In-Car package on a pay-per view basis on certain digital cable systems in the United States. As of December 31, 2003 the estimated liability was $6.4 million which is payable in 2004.

      As of December 31, 2003, our private equity investment, which was assumed in connection with the acquisition of ACTV, consists of an investment accounted for under the cost method.

Note 5.	Marketable Debt Securities

      The following is a summary of marketable debt securities as of December 31 (in thousands):

	2003

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$2,535	$3	$—	$2,538
U.S. government debt securities	8,039	—	—	8,039

Total short-term marketable debt securities	10,574	3	—	10,577

Corporate debt securities	1,076	5	—	1,081
U.S. government debt securities	12,089	2	—	12,091
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	15,165	7	—	15,172

Total marketable debt securities	$25,739	$10	$—	$25,749

	2002

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$2,584	$27	$—	$2,611
U.S. government debt securities	23,112	217	—	23,329
Certificates of deposit	1,000	—	—	1,000

Total short-term marketable debt securities	26,696	244	—	26,940

Corporate debt securities	5,974	92	—	6,066
U.S. government debt securities	15,949	184	—	16,133

Total long-term marketable debt securities	21,923	276	—	22,199

Total marketable debt securities	$48,619	$520	$—	$49,139

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill

      Changes in the carrying amount of goodwill during the years ended December 31, were as follows (in millions):

	2003	2002	2001

Beginning balance	$45.4	$634.3	$1,804.6
Cumulative effect of accounting change	—	(129.9)	—
Reclassification of certain intangible assets in connection with the adoption of SFAS 142	—	6.0	—
Acquisition of Spyglass	—	—	(3.9)
Acquisition of Static	—	3.8	41.5
Acquisition of Wink	(0.4)	45.4	—
Acquisition of ACTV	18.7	—	—
Acquisition of BettingCorp	6.5	—	—
Goodwill related to exchangeable shares	0.2	0.3	2.8
Impairment	—	(514.5)	(816.2)
Amortization	—	—	(394.5)

Ending balance	$70.4	$45.4	$634.3

      During the third quarter of 2003, $25.2 million of goodwill was recorded as a result of the acquisitions of ACTV and substantially all of the assets of BettingCorp. See Note 3.

      In accordance with SFAS 121, we reassessed the recoverability of goodwill as of December 31, 2001 and recorded an impairment of $816.2 million because our cash flow projections indicated that future cash flows were not sufficient to result in recovery of the carrying value of our fixed and intangible assets.

      Pursuant to the adoption of SFAS 142, we performed a transitional impairment test as of January 1, 2002. As a result, we recorded an impairment charge of $129.9 million, which was recorded as a cumulative effect of an accounting change in the consolidated statements of operations. In the third quarter of 2002, we performed an additional impairment test of our remaining goodwill. Due to reductions by cable and satellite providers in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A ordinary shares, we determined that the remaining goodwill was impaired and, accordingly, wrote off the remaining balance of $514.5 million. We wrote down our goodwill to fair value as determined using various appraisal methods including discounted cash flows and market comparables.

      In the fourth quarter of 2003, we changed the annual goodwill impairment testing date under SFAS 142 from September 30 to December 31. We believe that this change in accounting principle is preferable because it conforms with the methodology applied by our controlling shareholder, Liberty Media. This change had no impact on our financial position or results of operations.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of adopting SFAS 142, we ceased amortizing goodwill. The following summarizes the impact on prior periods had we accounted for goodwill consistent with the provisions of SFAS 142 (in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss as reported	$(54.1)	$(802.6)	$(1,304.3)
Goodwill amortization, net of tax	—	—	394.5

As adjusted net loss	$(54.1)	$(802.6)	$(909.8)

Basic and diluted net loss per share — as reported	$(0.57)	$(11.17)	$(19.20)
Basic and diluted net loss per share — as adjusted	(0.57)	(11.17)	(13.39)

      Minority shareholders of OpenTV, Inc., which is a subsidiary of ours, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date. As a result of applying purchase accounting to the exchanges, we recorded additional amounts of goodwill in the periods presented.

Note 7.	Intangible Assets, Net

      The components of intangible assets, excluding goodwill, were as follows (in millions):

		December 31, 2003

		Opening				Closing	December 31,
	Useful	Gross				Net	2002
	Life in	Carrying			Accumulated	Carrying	Net Carrying
	Years	Amount	Additions	Impairment	Amortization	Amount	Amount

Intangible assets:
Patents	3-13	$29.8	$16.3	$(1.5)	$(25.7)	$18.9	$8.7
Developed technologies	3-5	21.0	4.4	—	(18.3)	7.1	7.9
Contracts and relationships	2-5	19.5	0.4	—	(13.3)	6.6	10.6
Purchased technologies	3.5-5	0.7	—	—	(0.5)	0.2	0.4
Trademarks	3-5	1.2	—	—	(0.7)	0.5	0.8

		$72.2	$21.1	$(1.5)	$(58.5)	$33.3	$28.4

      Intangible assets of $21.1 million were recorded as a result of the acquisitions of ACTV and substantially all of the assets of BettingCorp. See Note 3.

      During the fourth quarter of 2003, we determined that an impairment had occurred with respect to the value of the patents related to our acquisition of CableSoft due to the absence of any current or future expected cash flow associated with CableSoft technologies. In accordance with SFAS 144, we recorded an impairment charge for the unamortized balance of $1.5 million.

      During the third quarter of 2002, we determined that an impairment had occurred with respect to the value of the patents related to the OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture. In accordance with SFAS 144, we recorded an impairment charge of $24.8 million.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The intangible assets are all being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $14.7 million, $18.3 million and $23.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year Ending December 31,	Expense

2004	$9.6
2005	6.7
2006	6.6
2007	4.6
2008	1.2
Thereafter	4.6

$33.3

Note 8.	Restructuring Costs

      We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with EITF No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring” prior to January 1, 2003 and in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” after December 31, 2002. The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

2002 Restructuring

      In 2002, we announced the termination of approximately 260 employees located in the United States and foreign offices, the reduction of excess office space and the write-down of certain property and equipment. The employee costs included severance payments and certain employee benefit obligations estimated at $8.0 million. Facilities consolidation charges for the reduction of excess office space were estimated to be $12.7 million. These costs included payments required under non-cancelable lease contracts, estimated lease buyout costs and shut-down costs. Asset write-offs of $8.2 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned. The provision also included $0.5 million for estimated legal fees for the restructuring.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth the activity relating to these restructuring activities (in millions):

	Employee
	Severance	Excess	Assets	Legal
	and Benefits	Facilities	Write-Offs	Fees	Total

2002 provision	$8.0	$12.7	$8.2	$0.5	$29.4
Cash payments	(6.1)	(3.1)	—	(0.3)	(9.5)
Non-cash charges	—	—	(8.2)	—	(8.2)
Currency effect	—	0.4	—	—	0.4

Balance, December 31, 2002	1.9	10.0	—	0.2	12.1
Cash payments	(1.2)	(4.6)	—	(0.2)	(6.0)
Reversal of excess provision	(0.1)	(0.2)	—	—	(0.3)

Balance, December 31, 2003	$0.6	$5.2	$—	$—	$5.8

      The outstanding accrual for employee severance and benefits is expected to be paid in 2004 and the accrual for excess facilities relates to operating lease obligations that continue through 2006. During the year ended December 31, 2003 there was a reversal of the provision established in the prior year of $0.3 million principally due to the sublease of some office space in the United States.

2003 Restructuring

      In the first quarter of 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment. In the third quarter of 2003, we reduced the management of our Static UK operations by 9 employees. The employee costs included severance payments and certain employee benefit obligations estimated at $4.9 million. Facilities consolidation charges for the reduction of excess office space were estimated to be $1.5 million. These costs included a lease buyout and shut-down costs. Asset write-offs of $0.5 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned.

      The following sets forth the activity relating to these restructuring activities (in millions):

	Employee		Assets
	Severance	Excess	Write-
	and Benefits	Facilities	Offs	Total

2003 provision	$4.9	$1.5	$0.5	$6.9
Cash payments	(4.4)	(1.5)	—	(5.9)
Non-cash charges	—	—	(0.5)	(0.5)
Currency effect	0.2	—	—	0.2

Balance, December 31, 2003	$0.7	$—	$—	$0.7

      The outstanding accrual for employee severance and benefits is expected to be paid in 2004.

Wink and ACTV Restructuring

      At December 31, 2003, the outstanding restructuring accrual for Wink operations was $1.0 million and for the ACTV operations was $0.3 million. See Note 3.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Shareholders’ Equity

Authorized share capital

•	500,000,000 Class A ordinary shares

•	200,000,000 Class B ordinary shares

•	500,000,000 preference shares — none outstanding

Voting

      The holders of Class A ordinary shares and Class B ordinary shares are generally entitled to vote as a single class on all matters upon which holders of ordinary shares have a right to vote, subject to the requirements of any applicable laws. Each Class A ordinary share entitles its holder to one vote, and each Class B ordinary share entitles its holder to ten votes. Unless otherwise required by law, and so long as their rights are not adversely affected, the holders of Class A ordinary shares and Class B ordinary shares are not entitled to vote on any amendment to our Articles of Association and Memorandum of Association that relates solely to the terms of one or more outstanding series of preference shares.

Dividends and Other Distributions

      Subject to the preferential and other dividend rights of any outstanding series of preference shares, the holders of Class A ordinary shares and Class B ordinary shares are entitled to equal dividends per share when, as and if declared by our board of directors, except that all dividends payable in ordinary shares will be paid in the form of Class A ordinary shares to holders of Class A ordinary shares and in the form of Class B ordinary shares to holders of Class B ordinary shares. Neither Class A ordinary shares nor Class B ordinary shares may be split, divided or combined unless the other class is proportionally split, divided or combined. In the event we are liquidated, the holders of our Class A ordinary shares and Class B ordinary shares will be treated equally on a per share basis and will be entitled to receive all of our remaining assets following distribution of the preferential and/or other amounts to be distributed to the holders of our preference shares.

Merger

      In the event of a merger, the holders of Class A ordinary shares and Class B ordinary shares will be entitled to receive the same per share consideration, if any, except that if such consideration includes voting securities (or the right to acquire voting securities or securities exchangeable for or convertible into voting securities), we may (but are not required to) provide for the holders of Class B ordinary shares to receive voting securities (or rights to acquire voting securities) entitling them to ten times the number of votes per share as the voting securities (or rights to acquire voting securities) being received by holders of Class A ordinary shares.

Conversion of Class B Ordinary Shares

      Each Class B ordinary share is convertible, at the option of the holder thereof, into Class A ordinary shares on a share-for-share basis and will automatically convert on a share-for-share basis upon the occurrence of any of the following:

•	upon transfer of Class B ordinary shares to a person or entity which is not one of the original beneficial owners of Class B ordinary shares or Class A ordinary shares who used to be the holder of Convertible Preference Shares or an affiliate;

•	on the date on which the number of Class B ordinary shares then outstanding is less than 10% of our then outstanding ordinary shares (without regard to voting rights);

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	at any time when the board of directors and the holders of a majority of our outstanding Class B ordinary shares approve the conversion of all of the Class B ordinary shares into Class A ordinary shares; or

•	if the board of directors, in its sole discretion, elects to effect a conversion after a determination that there has been a material adverse change in the liquidity, marketability or market value of our Class A ordinary shares, considered in the aggregate, due to (i) the exclusion of Class A ordinary shares from trading on a national securities exchange or the exclusion of Class A ordinary shares from quotation on the Nasdaq or any other similar market quotation system then in use; or (ii) requirements under any applicable law, in each of cases (i) and (ii), as a result of the existence of our Class B ordinary shares.

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

Exchangeable Share Arrangements

      Pursuant to our 2000 Exchange Plan and the Exchange Agreement between us, OpenTV, Inc. and Sun TSI Subsidiary, Inc. dated October 23, 1999, the minority shareholders of OpenTV, Inc. have the ability to exchange their shares of OpenTV, Inc. for shares of us, generally on a one-for-one basis. As the minority shareholders are not responsible to fund the losses of OpenTV, Inc., we have recorded 100% of the loss in excess of the cost basis of the minority shareholders.

      As the shares are exchanged, they are accounted for at fair value. Exchange rights granted under our 2000 Exchange Plan expire on the fifteenth anniversary of the date of grant, and the exchange right granted under the Exchange Agreement with Sun TSI Subsidiary is perpetual.

Shares Reserved

      As of December 31, 2003, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B ordinary shares	30,631,746
Issuable upon exchange of shares (including shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	777,094
Stock options outstanding	9,011,456
Stock options reserved for future grant under 1999 Option Plan	3,716,539
Stock options reserved for future grant under 2001 Option Plan	445,242
Stock options reserved for future grant under 2003 Option Plan	3,464,447
Employee stock purchase plan	500,000

Total	48,546,524

      Pursuant to the Exchange Agreement between us, OpenTV, Inc. and Sun TSI Subsidiary, Inc., 7,594,796 Class B ordinary shares were reserved for issuance upon exchange of shares of OpenTV, Inc. Class B common stock.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      In 2001, we received $7.7 million from the exercise of warrants to purchase 1,301,126 Class A ordinary shares. In October 2001, we issued 148,299 Class A ordinary shares in exchange for the cashless exercise of warrants to purchase 450,450 Class A ordinary shares.

      In October 1998, General Instrument acquired warrants to purchase shares of Spyglass. These warrants were assumed by us in connection with the acquisition of Spyglass and expired in December 2003.

Agreements with General Instrument and Motorola

      In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc. dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for cable and satellite operators. We contributed 370,858 of our Class A ordinary shares to this venture and these shares were then transferred by the venture to General Instrument in exchange for a three-year license of certain General Instrument patents on a royalty-free, worldwide, non-exclusive basis. This license expired in 2003. At December 31, 2003 and 2002, the carrying value of Motorola’s minority interest in the venture was $1.1 million and $1.2 million, respectively.

Share-based Compensation

      During 2003 deferred share-based compensation increased by a nominal amount resulting from the stock options assumed with the acquisition of ACTV. The share-based compensation amounts are being amortized in accordance with FIN 28 over the vesting period of the options. Share-based compensation expense was $0.2 million, $3.0 million and $9.6 million in the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, we had a nominal amount of total unamortized deferred share-based compensation which will be fully amortized in 2008. During the years ended December 31, 2003, 2002 and 2001, total deferred compensation was reduced by $0.1 million, $0.9 million and $3.0 million, respectively, and additional paid-in capital was credited by a similar amount due to the termination of certain employees.

Note 10.	Option Plans

      Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/ Share Issuance Plan (the “1999 Plan”), (ii) the Amended and Restated OpenTV, Inc. 1998 Option/ Stock Issuance Plan (the “1998 Plan”), (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), (iv) the OpenTV Corp. 2003 Incentive Plan (“the “2003 Plan”), (v) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Options”), and (vi) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the “Assumed ACTV Options”). Options have been issued to employees, directors and consultants.

      We issue options from the 1999 Plan. The compensation committee of our board of directors administers the 1999 Plan. The committee has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 1999 Plan. The committee has discretion to determine grant recipients, vesting requirements, exercise prices and other terms and conditions of award eligibility. The options may be incentive stock options or non-statutory options. Consistent with the foregoing, options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved for issuance under the 1999 Plan since its inception, and as of December 31, 2003, options to purchase 2,137,291 Class A ordinary shares were outstanding under the 1999 Plan.

      Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. The 1998 Plan will remain in existence for the sole purpose of governing those remaining options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance under the 1998 Plan. As of December 31, 2003, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

      We also issue options from the 2001 Plan. Under the 2001 Plan the compensation committee of our board of directors has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 2001 Plan. Only non-statutory options can be granted. A total of 500,000 Class A ordinary shares has been reserved for issuance under the 2001 Plan, and as of December 31, 2003, options to purchase 54,758 Class A ordinary shares were outstanding under the 2001 Plan.

      We also issue options from the 2003 Plan. The incentive plan committee of our board of directors, a sub-committee of the compensation committee, administers the 2003 Plan. The incentive plan committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2003 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after two years from the date of grant and 25% yearly thereafter for the following three years. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares have been reserved for issuance under the 2003 Plan since its inception, and as of December 31, 2003, options to purchase 1,531,800 Class A ordinary shares were outstanding under the 2003 Plan.

      All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2003, there were outstanding Assumed Spyglass Options to purchase 232,684 Class A ordinary shares.

      All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2003, there were outstanding Assumed ACTV Options to purchase 5,054,923 Class A ordinary shares.

      Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Plans was as follows:

				Weighted
	Shares			Average
	Available for	Number of		Exercise
	Grant	Shares	Exercise Price	Price

Balances, December 31, 2000	2,223,966	7,193,191		$20.08
Options reserved at inception of 2001 Plan	500,000	—
Options granted	(3,531,628)	3,531,628	$4.77–$21.50	$10.32
Options exercised	—	(1,069,009)	$0.21–$18.31	$3.14
Options cancelled	1,408,883	(1,759,481)	$1.05–$94.56	$32.26

Balances, December 31, 2001	601,221	7,896,329		$15.64
Options granted	(179,480)	179,480	$5.55–$8.30	$5.90
Options exercised	—	(153,703)	$1.05–$6.00	$2.31
Options cancelled	1,979,447	(2,173,112)	$1.05–$81.54	$14.41

Balances, December 31, 2002	2,401,188	5,748,994		$16.35
Options reserved at inception of 2003 Plan	5,000,000
Options related to ACTV acquisition		6,750,103	$0.33-$73.83	$3.63
Options granted	(1,607,850)	1,607,850	$1.51–$5.04	$2.52
Options exercised	—	(1,599,969)	$0.33–$2.73	$1.62
Options cancelled	1,832,890	(3,433,522)	$0.33–$94.56	$14.89

Balances, December 31, 2003	7,626,228	9,073,456		$6.81

      The above table includes OpenTV, Inc. options issued pursuant to the 1998 Plan of which 20,000 shares were exercised in 2003 and 3,000 shares were exercised in 2002.

      The following table summarizes information with respect to options outstanding at December 31, 2003:

	Options Outstanding			Options Currently
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$0.33–$1.63	1,155,936	6.37	$0.85	874,351	$0.63
$1.75–$1.78	370,000	9.43	$1.78	—	$—
$1.88–$2.05	1,178,977	1.45	$2.04	1,063,527	$2.05
$2.10–$2.18	2,048,861	1.83	$2.18	2,048,861	$2.18
$2.21–$3.41	1,203,459	5.47	$2.92	672,563	$3.20
$3.42–$9.55	1,189,644	5.46	$7.28	799,097	$8.17
$9.67-$12.27	928,255	6.10	$10.18	686,141	$10.32
$12.78-$54.25	973,324	5.90	$30.34	848,138	$30.20
$81.00-$88.00	19,000	6.20	$84.05	17,934	$84.00
$94.56	6,000	6.09	$94.56	5,874	$94.56

	9,073,456			7,016,486

      At December 31, 2003, 2002 and 2001 vested options to purchase 7,016,486 ordinary shares, 4,037,864 ordinary shares and 3,169,276 ordinary shares, respectively, were unexercised.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

      The components of loss before income taxes and cumulative effect of accounting change, net of tax, were as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$(49,477)	$(587,674)	$(1,296,225)
International	(3,354)	(83,497)	(13,911)

	$(52,831)	$(671,171)	$(1,310,136)

      Income tax expense (benefit) was compromised of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current
United States	$—	$—	$—
International	1,163	1,341	1,320
State	100	200	100

	1,263	1,541	1,420

Deferred
United States	—	—	(7,274)

	$1,263	$1,541	$(5,854)

      Income tax expense (benefit) differs from the amount computed by applying the statutory United States federal income tax rate to loss before income taxes and cumulative effect of accounting change, net of tax, as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Income tax (benefit) at the federal statutory rate of 35%	$(18,491)	$(234,910)	$(458,548)
Amortization and impairment of goodwill	—	180,075	423,760
Amortization of share-based compensation	73	816	3,356
International losses	1,043	23,519	4,869
Change in valuation allowance	15,523	29,132	20,605
Other	3,115	2,909	104

	$1,263	$1,541	$(5,854)

      The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current deferred tax asset, net
Deferred revenue	$4,860	$4,912	$2,739
Accrued liabilities and reserves	7,268	7,278	3,033
Valuation allowance	(12,128)	(12,190)	(5,772)

	$—	$—	$—

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Long-term deferred tax asset (liability), net
Share-based compensation	$—	$174	$2,674
Depreciation and amortization	20,543	5,276	2,397
Acquired intangibles	(2,817)	(6,472)	(4,952)
Net operating loss and credit carryforwards	107,826	85,704	42,783
Valuation allowance	(125,552)	(84,682)	(42,902)

	$—	$—	$—

      We provided a full valuation allowance on deferred tax assets in excess of deferred tax liabilities because of our limited operating history, cumulative losses and uncertainty regarding the realization of the deferred tax assets.

      At December 31, 2003, we had approximately $300 million and $130 million, respectively, of federal and state net operating losses. These carryforwards expire between 2004 and 2023 for federal tax purposes and 2004 and 2013 for state tax purposes, if not utilized. The use of our net operating losses is subject to certain limitations and may be subject to further limitations as a result of changes in ownership as defined by federal and state tax law. In addition, approximately $50 million of the federal net operating loss results from deductions attributable to stock option exercises. The benefit of the use of the net operating loss related to stock option exercises will be credited to equity when realized.

Note 12.	Commitments and Contingencies

Operating Leases

      We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2004 and March 2016. Total rent expense, net of sublease amounts, was $5.8 million, $8.5 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The sublease amounts were $0.2 million for the year ended December 31, 2001.

      Future minimum payments under non-cancelable operating leases as of December 31, 2003 were as follows (in millions):

Minimum
Year Ending December 31,	Commitments

2004	$4.6
2005	4.9
2006	3.7
2007	3.1
2008	3.3
Thereafter	6.5

$26.1

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

      In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2003 were $3.2 million, $1.5 million and $0.1 million for the years ending December 31, 2004, 2005, and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $1.0 million for the year ended December 31, 2004.

      As of December 31, 2003, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Contingencies

      OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. We believe that our lawsuit is meritorious, and we intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

      Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. We have approved the settlement proposal and are awaiting definitive documentation. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur,

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. As described above, a proposal has been made for the settlement and release of claims against the issuer defendants. Wink Communications has approved the settlement proposal and is awaiting definitive documentation. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      Litigation Relating to the Acquisition of ACTV, Inc. On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, Inc., its directors and us. The complaint generally alleges that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the ACTV merger agreement pursuant to which we acquired ACTV on July 1, 2003, and that, in approving the ACTV merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. The complaint further alleges that we aided and abetted the purported breaches of fiduciary duties committed by ACTV’s directors on the theory that the merger could not occur without our participation. No proceedings on the merits have occurred with respect to this action, and the case is dormant. We believe that the allegations are without merit and intend to defend against the complaint vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnification obligations of OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Based on publicly available information, we

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that certain of the defendants in the suit, including DIRECTV, reached agreement with BI to settle the litigation on July 17, 2003. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications. No provision has been made in our consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

      Personalized Media Communications, LLC. On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to Personalized Media Communications. Based on publicly available information, we believe that the case has been stayed in the District Court pending re-examination by the United States Patent and Trademark Office. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

      Other Matters. In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not material.

      From time to time in the ordinary course of our business, we are also party to other legal proceedings or receive correspondence regarding potential or threatened legal proceedings. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in our results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for any of the legal proceedings described above could change in the future.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Related Party Transactions

      The table below reflects transactions involving the following current and former related parties during the periods indicated (in thousands). Other than Liberty Media, none of the parties referred to in the table below held an equity interest, as of December 31, 2003, in our company that exceeded five percent.

		Year Ended December 31,

Related Party	Nature of Transaction	2003	2002	2001

Shareholders:
Liberty Broadband	Management fee expense	$(2,017)	$(391)	$—
Liberty Media affiliates	Services and support revenue and license fees	1,107	560	—
Motorola and General Instrument	Services and support revenue and license fees	6,406	6,772	8,556
	Equipment purchases	(138)	(1,892)	(2,182)
EchoStar	Royalties, services and support revenue,
	revenue shares and license fees	7,554	3,668	3,501
Time Warner	Services revenue	—	—	865
MIH Limited and its affiliates	Royalties, services and support revenue and	1,068	1,429	5,938
	license fees
	Indirect royalties*	—	—	586
Sun Microsystems	Software technology license and equipment
	purchases	—	(141)	(318)
Equity Investments:
WOW TV	Services revenue	—	399	893

*	Two customers sold set-top boxes to affiliates of MIHL and paid royalties to us. Effective April 1, 2001, the affiliates of MIHL paid all royalties directly to us.

      Commencing in August 2002, Liberty Broadband provided certain management services for us. We reimbursed them for the services based on the estimated percentage of time that various individuals employed by Liberty Broadband dedicated to the performance of services for us. In addition, we also reimbursed them for an allocated portion of their administrative costs. Total management charges from Liberty Broadband for compensation and general administrative costs were $2.0 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. In addition, we reimbursed Liberty Broadband $0.4 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, for certain out-of-pocket costs and expenses incurred by Liberty Broadband that were directly related to our business. In February 2004, our management relationship with Liberty Broadband was terminated.

      In April 2002, we entered into agreements with certain of our executive officers and senior management personnel that provided for retention payments to be paid in installments to such persons in the event of certain transactions involving a change in control. Our obligation to make these payments was triggered on August 27, 2002 when Liberty Media acquired MIHL’s controlling ownership stake in us. We recorded compensation expense of $0.5 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively for the payments made under such agreements. Pursuant to a reimbursement agreement with MIHL, we were reimbursed for these retention payments, and these reimbursements have been reflected as a capital contribution in the consolidated balance sheets.

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

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14.	Segment Information

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

      Our revenues by geographic area based on the location of customers were as follows (in millions):

	Year Ended December 31,

	2003	%	2002	%	2001	%

Europe, Africa and Middle East	$30.9	48%	$31.0	52%	$42.8	49%
Americas	24.2	38%	21.3	36%	31.2	36%
Asia Pacific	9.1	14%	7.4	12%	12.9	15%

	$64.2	100%	$59.7	100%	$86.9	100%

      Americas include United States revenue of $20.2 million, $14.6 million and $30.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      Three major customers accounted for the following percentages of revenues:

	Year Ended
	December 31,

Customer	2003	2002	2001

A	10%	11%	10%
B	12%	11%	—
C	12%	6%	—

      British Sky Broadcasting (“BSkyB”) directly and indirectly accounted for 11% and 9% of total revenues for the years ended December 31, 2003 and 2002, respectively, taking into account the royalties which are paid by five manufacturers who sell set-top boxes to BSkyB. For the year ended December 31, 2001, total revenues from BSkyB were negative due to a marketing payment of $8.4 million which was offset against revenues in accordance with EITF 01-09.

      One customer accounted for 17% of net accounts receivable as of December 31, 2003. Two customers accounted for 15% and 17% of net accounts receivable as of December 31, 2002.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional summarized information by geographic area was as follows (in millions):

	Year Ended
	December 31,

Capital expenditures, net:	2003	2002	2001

United States	$1.5	$5.1	$11.9
Other countries	1.4	2.6	2.3

	$2.9	$7.7	$14.2

	December 31,

Long-lived assets(1):	2003	2002

United States	$112.0	$81.9
Other countries	16.8	12.8

	$128.8	$94.7

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Quarterly Consolidated Financial Data (Unaudited)

      The following table presents our operating results for each of the eight quarters in the period ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period. The quarterly information was as follows (in thousands, except for share and per share amounts):

2003 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$16,040	$17,073	$15,738	$15,346
Net loss	$(12,875)	$(11,918)	$(9,236)	$(20,065)
Net loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.13)	$(0.28)
Shares used in per share calculation — basic and diluted	118,481,309	116,157,971	72,358,351	72,275,480

2002 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$13,166	$13,447	$14,146	$18,927
Net loss:
Before cumulative effect of accounting change	(43,002)	(567,771)	(23,960)	(37,979)
Cumulative effect of accounting change, net of tax	—	—	—	(129,852)

	$(43,002)	$(567,771)	$(23,960)	$(167,831)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.60)	$(7.88)	$(0.33)	$(0.53)
Cumulative effect of accounting change, net of tax	—	—	—	(1.83)

	$(0.60)	$(7.88)	$(0.33)	$(2.36)

Shares used in per share calculation — basic and diluted	72,106,061	72,089,644	71,906,785	71,253,916

OPENTV CORP.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2003, 2002 and 2001

		Deductions,
	Balance at	Additions and	Write-offs
	Beginning	Returns and	Net of	Balance at End
	of Year	Provisions	Recoveries	of Year

	(In thousands)
Allowance for Doubtful Accounts:
2003	$1,966	$168	$1,345	$789
2002	1,186	1,758	978	1,966
2001	872	1,289	975	1,186