Form 10-Q
period 2004-03-31
OPENTV CORP
filed 2004-05-10
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

Commission file number: 001-15473

OPENTV CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands (Jurisdiction of incorporation)	98-0212376 (I.R.S. Employer Identification No.)

275 Sacramento Street
San Francisco, California 94111
(415) 962-5000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [   ]

     As of March 31, 2004, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

90,205,494 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,182	$47,747
Short-term marketable debt securities	8,508	10,577
Accounts receivable, net of allowance for doubtful accounts of $718 and $789 at March 31, 2004 and December 31, 2003, respectively	12,198	12,536
Prepaid expenses and other current assets	3,383	4,722

Total current assets	67,271	75,582
Long-term marketable debt securities	13,810	15,172
Property and equipment, net	10,297	11,689
Goodwill	70,451	70,398
Intangible assets, net	30,490	33,336
Other assets	13,375	13,378

Total assets	$205,694	$219,555

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,669	$5,854
Accrued liabilities	29,431	32,174
Accrued restructuring	6,004	7,789
Due to Liberty Media entities	761	630
Current portion of deferred revenue	9,750	9,740

Total current liabilities	48,615	56,187
Deferred revenue, less current portion	5,069	5,310

Total liabilities	53,684	61,497
Commitments and contingencies (Note 9)
Minority interest	1,014	1,075
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 90,281,821 and 88,969,550 shares issued and outstanding, including treasury shares, at March 31, 2004 and December 31, 2003, respectively	2,211,374	2,208,370
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	466,051	466,228
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(27)	(36)
Accumulated other comprehensive income	315	201
Accumulated deficit	(2,562,632)	(2,553,695)

Total shareholders’ equity	150,996	156,983

Total liabilities, minority interest and shareholders’ equity	$205,694	$219,555

* The consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
Revenues:
Royalties	$9,105	$6,126
Services, support and other	4,105	5,166
Fees and revenue shares	3,190	3,030
License fees	998	1,024

Total revenues	17,398	15,346
Operating expenses:
Cost of revenues(1)	10,248	12,640
Research and development(2)	7,139	5,152
Sales and marketing(3)	3,449	4,908
General and administrative(4)	4,228	4,704
Restructuring costs	—	6,927
Amortization of intangible assets	1,207	1,307

Total operating expenses	26,271	35,638

Loss from operations	(8,873)	(20,292)
Interest income	218	459
Other expense, net	(42)	(19)
Minority interest	61	48

Loss before income taxes	(8,636)	(19,804)
Income tax expense	(301)	(261)

Net loss	$(8,937)	$(20,065)

Net loss per share, basic and diluted	$(0.07)	$(0.28)

Shares used in per share calculation, basic and diluted	120,004,281	72,275,480

(1)	Inclusive of $8 and $40 of share-based compensation for the quarters ended March 31, 2004 and 2003, respectively.

(2)	Inclusive of $1 and $25 of share-based compensation for the quarters ended March 31, 2004 and 2003, respectively.

(3)	Inclusive of $11 of share-based compensation for the quarter ended March 31, 2003.

(4)	Inclusive of $18 of share-based compensation for the quarter ended March 31, 2003.

The accompanying notes are integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
Cash flows used in operating activities:
Net loss	$(8,937)	$(20,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,698	1,968
Amortization of intangible assets	2,846	3,807
Amortization of deferred share-based compensation	9	94
Non-cash employee compensation	467	188
Provision for doubtful accounts	(253)	105
Non-cash restructuring costs	—	532
Minority interest	(61)	(48)
Changes in operating assets and liabilities:
Accounts receivable	338	(3,125)
Prepaid expenses and other current assets	1,026	442
Other assets	3	2,045
Accounts payable	(3,177)	(2,063)
Accrued liabilities	(819)	2,132
Accrued restructuring	(1,785)	904
Due to Liberty Media entities	131	—
Deferred revenue	(231)	553

Net cash used in operating activities	(8,745)	(12,531)
Cash flows provided from investing activities:
Purchase of property and equipment	(261)	(396)
Cash used for acquisitions, net of cash acquired	—	(994)
Proceeds from sale of marketable debt securities	3,494	25,335
Purchase of marketable debt securities	(22)	(7,800)

Net cash provided from investing activities	3,211	16,145
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	949	—
Capital contribution from MIH Limited	—	419

Net cash provided from financing activities	949	419
Effect of exchange rate changes on cash and cash equivalents	20	(27)

Net increase (decrease) in cash and cash equivalents	(4,565)	4,006
Cash and cash equivalents, beginning of period	47,747	38,568

Cash and cash equivalents, end of period	$43,182	$42,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for such period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

Note 2. Summary of Significant Accounting Policies

Share-Based Compensation

     We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Quarter Ended March 31,
	2004	2003
Net loss, as reported	$(8.9)	$(20.1)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	—	0.1
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.6)	(1.5)

Pro-forma net loss	$(9.5)	$(21.5)

Net loss per share, basic and diluted:
As reported	$(0.07)	$(0.28)

Pro-forma	$(0.08)	$(0.30)

     These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Quarter Ended March 31,
2004
Risk-free interest rate	2.69%-3.36%
Average expected life (months)	60
Volatility	113%-115%
Dividend yield	—

     The weighted average fair value of options granted during the quarter ended March 31, 2004 was $2.45. There were no options granted during the quarter ended March 31, 2003.

Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46R, or FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective for the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should acquire any interest in any variable interest entity.

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

Note 3. Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of March 31, 2004 and 2003 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Quarter Ended March 31,
	2004	2003
Class A ordinary shares issuable upon exercise of stock options	10,535,486	4,314,712
Class A ordinary shares issuable upon exercise of warrants	—	506,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	760,844	900,094
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796

     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 10.5 million and 8.5 million during the quarters ended March 31, 2004 and 2003, respectively.

Note 4. Goodwill

     Minority shareholders of OpenTV, Inc., which is a subsidiary of ours, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date. As a result of applying purchase accounting to the exchanges, we recorded $0.1 million in additional goodwill during the quarter ended March 31, 2004.

Note 5. Intangible Assets, Net

     The components of intangible assets, excluding goodwill, were as follows (in millions):

		March 31, 2004			Dec 31, 2003
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(2.3)	$18.4	$18.9
Developed technologies	3-5	12.2	(6.1)	6.1	7.1
Contracts and relationships	2-5	15.4	(10.0)	5.4	6.6
Trademarks	3-5	1.2	(0.8)	0.4	0.5
Purchased technologies	5	0.4	(0.2)	0.2	0.2

		$49.9	$(19.4)	$30.5	$33.3

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $2.8 million and $3.8 million for the quarters ended March 31, 2004 and 2003, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2004 (remaining nine months)	$5.1
2005	5.1
2006	5.0
2007	4.0
2008	1.8
Thereafter	9.5

$30.5

Note 6. Restructuring Costs

     We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

     The following sets forth the payments made during the quarter ended March 31, 2004, relating to various restructuring activities initiated in 2002 and 2003 (in millions):

	Employee
	Severance	Excess
	And Benefits	Facilities	Total
Balance, December 31, 2003	$1.5	$6.3	$7.8
Cash payments	(0.2)	(1.6)	(1.8)

Balance, March 31, 2004	$1.3	$4.7	$6.0

     The outstanding accrual for employee severance and benefits is expected to be paid in 2004 and the accrual for excess facilities relates to operating lease obligations that continue through 2006.

Note 7. Employee Bonus

     During the quarter ended March 31, 2004, we issued 558,640 of our Class A ordinary shares to employees in the United States and the United Kingdom pursuant to our 2003 bonus plan and also made certain cash equivalent bonus payments to employees in other foreign jurisdictions. The final bonus amount actually paid to all employees was less than the bonus accrual provided in fiscal 2003, and so a credit of $0.5 million was recorded in operating expenses in the quarter ended March 31, 2004. The compensation committee of our Board of Directors approved a similar bonus plan for 2004, which will be based on corporate and individual performance objectives.

Note 8. Comprehensive Loss

     The components of comprehensive loss, net of tax, were as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Net loss	$(8,937)	$(20,065)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	73	(44)
Unrealized gains (losses) on investments, net of income taxes	41	(79)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	(90)

Comprehensive loss	$(8,823)	$(20,278)

Note 9. Commitments and Contingencies

Operating Leases

     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between May 2004 and March 2016. Total rent expense was $1.5 million and $2.1 million for the quarters ended March 31, 2004 and 2003, respectively. There was no sublease income.

     Future minimum payments under non-cancelable operating leases as of March 31, 2004 were as follows (in millions):

Minimum
Year ending March 31,	Commitments
2004 (remaining nine months)	$4.0
2005	5.1
2006	3.7
2007	3.1
2008	3.3
Thereafter	6.5

$25.7

Other Commitments

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2004 were $2.3 million for the remaining nine months of the year ending December 31, 2004 and $1.6 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our OpenTV ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $0.8 million for the remaining nine months of the year ending December 31, 2004.

     As of March 31, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Contingencies

     Royalty Dispute. In March 2004, we received notice from a set-top box manufacturer that licenses software from us indicating that it believed it had inadvertently over-reported royalties by $1.1 million for the period beginning in the fourth quarter of 2002 through December 2003, and had, therefore, incorrectly made payments to us in that amount over that period. We have notified the customer of our intention to invoke our audit rights under the agreement to verify its claim. We are, therefore, unable to predict the outcome of this matter, and whether we may be required to pay a refund to that customer, credit certain of those amounts against future payments or simply take no action with respect to this claim. Based on current information, we are unable effectively to assess the likelihood of any outcome or to estimate the amount of a refund if that were to be required upon conclusion of our investigation. As a result, we have made no provision in our consolidated financial statements at this time in respect of this matter. In addition, this customer has also indicated that it inadvertently over-reported royalties by $0.2 million for the quarter ended March 31, 2004, and had, therefore, incorrectly made payments to us in that amount in the first quarter of 2004. In light of the notification we have received, we have deferred recognition of this amount and have not included it in our revenue for the quarter pending a resolution of our audit.

     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. In early March 2004, Liberate produced in excess of 200,000 pages of materials in response to various outstanding discovery requests by OpenTV. The parties subsequently filed a joint motion requesting an extension of the court’s calendar for the case. The District Court granted the parties’ motion on March 15, 2004 and the trial date has now been set for February 7, 2005. We believe that our lawsuit is meritorious, and, subject to the bankruptcy stay referred to in the next paragraph, we intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously.

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of that filing, our litigation with Liberate Technologies has been stayed. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnification obligations of OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Based on publicly available information, we believe that certain of the defendants in the suit, including DIRECTV, reached agreement with BI to settle the litigation on July 17, 2003. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. If liability is found against Charter in this matter, and if such a decision implicates our technology or products, Charter could notify Wink of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

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

     In the ordinary course of our business, we encounter certain circumstances, from time to time, in which layoffs, dismissals or other forms of separation with employees result in settlements between certain employees and the company to address claims that we or our employee may allegedly have against the other party. We recently reached a tentative settlement with a former employee to resolve various claims that, if it becomes effective, will result in a payment by us of approximately $550,000. We would expect to make that payment in the second quarter of 2004.

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

Note 10. Related Party Transactions

     On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction in which Liberty Media acquired a controlling ownership stake in us. As of March 31, 2004, Liberty Media’s total ownership represented approximately 32.6% of the economic interest and approximately 79.2% of the voting power of our ordinary shares on an undiluted basis.

     Commencing in August 2002, a subsidiary of Liberty Media provided certain management services for us. We reimbursed them for the services based on the estimated percentage of time that various individuals dedicated to the performance of services for us. In addition, we also reimbursed them for an allocated portion of their administrative costs. Total management charges from Liberty Media for compensation and general administrative costs were $0.3 million and $0.5 million for the quarters ended March 31, 2004 and 2003, respectively. In February 2004, our management relationship with that subsidiary was terminated.

     Beginning in January 2004, we participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.4 million for the quarter ended March 31, 2004.

     The services and support revenue from Liberty Media entities was nominal during the quarter ended March 31, 2004. We recorded $0.5 million in services and support revenue from Liberty Media entities for the quarter ended March 31, 2003.

     On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Executive Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000, and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty Media as a dividend equal to the fair value of the shares of $0.2 million during the quarter ended March 31, 2004.

     In June 2000, we entered into an employment agreement with James Ackerman, our Chief Executive Officer and a member of our Board of Directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. The final 25% of the loan was forgiven in January 2004 and 43,662 Class A ordinary shares were issued. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A ordinary shares were also reported as compensation expense.

Note 11. Segment Information

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires enterprises to report information about operating segments and it establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach. Our Chief Executive Officer reviews revenues by both geography and customer, and we do not have separately reportable operating segments.

     Our revenues by geographic area based on the location of customers were as follows (in millions):

	Quarter Ended
	March 31,
	2004	2003
Europe, Middle East and Africa	$9.3	$7.6
Americas	6.1	5.8
Asia Pacific	2.0	1.9

	$17.4	$15.3

     Americas include United States revenue of $5.3 million and $4.6 million for the quarters ended March 31, 2004 and 2003, respectively.

     Four major customers accounted for the following percentages of revenues:

	Quarter Ended
	March 31,
Customer	2004	2003
A	14%	11%
B	12%	11%
C	12%	7%
D	4%	11%

     British Sky Broadcasting, or BskyB, directly and indirectly accounted for 15% and 14% of total revenues for the quarter ended March 31, 2004 and 2003, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB.

     One customer accounted for 11% of net accounts receivable as of March 31, 2004.

     Additional summarized information by geographic area was as follows (in millions):

	Quarter Ended March 31,
Capital expenditures, net:	2004	2003
United States	$0.2	$0.4
Other countries	0.1	—

	$0.3	$0.4

	March 31,	December 31,
	2004	2003
Long-lived assets:
United States	$105.7	$108.0
Other countries	14.9	16.8

	$120.6	$124.8

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operation; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

     The following discussion should be read together with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     Our operating results have been affected by the acquisition of ACTV, Inc. in July 2003 and substantially all of the assets of BettingCorp Limited in August 2003.

     As of March 31, 2004, Liberty Media Corporation’s total ownership represented approximately 32.6% of the economic interest and 79.2% of the voting interest of our ordinary shares on an undiluted basis.

Critical Accounting Policies and Estimates

     Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regards to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Three Months Ended March 31, 2004 and 2003

Revenues

     Revenues for the three months ended March 31, 2004 were $17.4 million, an increase of 14% or $2.1 million, from $15.3 million in 2003. Revenues by line item were as follows (in millions):

	Three Months Ended March 31,
	2004	%	2003	%
Royalties	$9.1	52%	$6.1	40%
Services, support and other	4.1	24%	5.2	34%
Fees and revenue shares	3.2	18%	3.0	20%
License fees	1.0	6%	1.0	6%

Total Revenues	$17.4	100%	$15.3	100%

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

     Royalties for the three months ended March 31, 2004 were $9.1 million, an increase of 49% or $3.0 million, from $6.1 million in 2003. Growth was experienced in all regions. Europe had an increase of $1.2 million, of which BSkyB accounted for half of the increase; Americas had an increase of $1.2 million, of which EchoStar accounted for half of the increase; and Asia Pacific had an increase of $0.6 million.

     Four of our customers sell set-top boxes to BSkyB, which accounted for $2.5 million, or 27%, of royalties for the three months ended March 31, 2004. EchoStar accounted for $2.3 million, or 25%, of royalties for the three months ended March 31, 2004. The EchoStar royalty revenue is being amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. Until we are able to recognize that royalty revenue, amounts that we receive from EchoStar are recorded as deferred revenue on our balance sheet.

     Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the three months ended March 31, 2004 revenues in this category were $4.1 million, a decline of 21% or $1.1 million, from $5.2 million in 2003. This decrease was attributable to a lower level of services provided to one of our customers, Motorola, Inc. We expect our professional services revenues to continue to decline in 2004 unless we are successful in obtaining additional professional services engagements.

     Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services. For the three months ended March 31, 2004, revenues in this category were $3.2 million, an increase of 7% or $0.2 million, from $3.0 million in 2003. Betting and gaming fees derived from BettingCorp, which we acquired in 2003, accounted for $0.3 million of that increase.

     Digital Interactive Television Group, or DITG, a British telecommunications company that supports the collection from end users of premium rate telephony fees for the PlayJam channel on BSkyB, accounted for $2.1 million of our total fees and revenue shares for the three months ended March 31, 2004. Individuals who play games on the PlayJam channel make payments to their telecommunications provider. However, we receive our revenues from DITG, which acts as the payment intermediary.

     License Fees. We derive license fees from the licensing of products such as OpenTV Streamer, OpenTV Software Developers Kit and various applications. For the three months ended March 31, 2004, revenues in this category were $1.0 million, the same as the first quarter of 2003.

Operating Expenses

     Our total operating expenses for the three months ended March 31, 2004 were $26.3 million, a decrease of 26% or $9.3 million, from $35.6 million in 2003. In the three months ended March 31, 2003, we initiated a restructuring of our French operations, which accounted for a restructuring provision of $6.9 million. ACTV and BettingCorp, both of which we acquired in 2003, accounted for $3.4 million of operating expenses for the three months ended March 31, 2004.

     Operating expenses by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2004	Revenue	2003	Revenue
Cost of revenues	$10.3	59%	$12.6	82%
Research and development	7.1	41%	5.2	34%
Sales and marketing	3.5	20%	4.9	32%
General and administrative	4.2	24%	4.7	31%
Restructuring costs	—	—	6.9	45%
Amortization of intangible assets	1.2	7%	1.3	8%

Total Operating Expenses	$26.3	151%	$35.6	233%

     Cost of revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, amortization of developed and purchased technology, and amortization of patents.

     Cost of revenues for the three months ended March 31, 2004 were $10.3 million, a decrease of 18% or $2.3 million, from $12.6 million in 2003. Although ACTV and BettingCorp accounted for an increase of $1.4 million in 2004, that increase was offset by a decrease of $1.5 million in partner payments required of our subsidiary, Wink Communications, and a decrease of $2.2 million in costs resulting from the reallocation of some staff from operations to research and development upon the expiration of our DirecTV contract in December 2003 and also generally lower overhead costs.

     Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

     Research and development expenses for the three months ended March 31, 2004 were $7.1 million, an increase of 37% or $1.9 million, from $5.2 million in 2003. ACTV and BettingCorp accounted for an increase of $1.5 million. The remaining increase of $0.4 million was attributable to the reallocation of some staff from operations to research and development, as discussed above, offset by generally lower overhead costs.

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

     Sales and marketing expenses for the three months ended March 31, 2004 were $3.5 million, a decrease of 29% or $1.4 million, from $4.9 million in 2003. There was a decrease of $1.2 million in market development funds as a result of the expiration of the agreement with DirecTV in December 2003. The remaining decrease of $0.2 million was due to a reduction in overhead costs of $0.4 million, offset by an increase of $0.2 million resulting from our ownership of ACTV and BettingCorp.

     General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, provision for doubtful accounts and fees for professional services.

     General and administrative expenses for the three months ended March 31, 2004 were $4.2 million, a decrease of 11% or $0.5 million, from $4.7 million in 2003. As a result of the confirmation in February 2004 of the bankruptcy plan of our customer DirecTV Latin America, we reversed a provision for doubtful accounts which we had previously established for this customer; that reversal decreased our bad debt provision by $0.3 million in

2004. The remaining decrease of $0.2 million was due to a reduction in overhead costs of $0.4 million, offset by an increase of $0.2 million resulting from our ownership of ACTV and BettingCorp.

     Restructuring Costs. In the quarter ended March 31, 2003, we implemented a reduction of approximately 70 people in our office in Paris, France. This action also included the abandonment of an office lease and the write-down of fixed assets. Total costs from this restructuring were estimated to be $6.9 million.

     Amortization of Intangible Assets. For the three months ended March 31, 2004, amortization of intangible assets was $1.2 million, a decrease of 8% or $0.1 million, from $1.3 million in 2003. The decrease was due to some intangible assets being fully amortized in 2003.

Interest Income, Other Expense and Minority Interest

     As a result of continued low interest rates in the United States, coupled with a decrease in our investment portfolio, interest income for the three months ended March 31, 2004 was $0.2 million compared with $0.5 million in 2003. The changes in other expense and minority interest between periods were not significant.

Income Taxes

     We have United States federal tax loss carryforwards of approximately $300 million. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Income tax provision was $0.3 million for both periods.

Liquidity and Capital Resources

     We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Since we cannot be certain that our assumptions about our business or the interactive television market in general will prove to be accurate, our capital requirements may differ from our current expectations.

     As of March 31, 2004, we had cash and cash equivalents of $43.2 million, which was a decrease of $4.6 million from the balance at December 31, 2003. Taking into account short-term and long-term marketable debt securities of $22.3 million, our cash, cash equivalents and marketable debt securities were $65.5 million as of March 31, 2004, compared with $73.5 million as of December 31, 2003. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.

     Due to our continuing operating losses, cash used in operating activities was $8.7 million for the three months ended March 31, 2004, compared with $12.5 million for the three months ended March 31, 2003.

     Cash provided from investing activities was $3.2 million for the three months ended March 31, 2004, primarily due to the net sale of marketable debt securities. For the three months ended March 31, 2003, the cash provided from investing activities was $16.1 million.

     Cash provided from financing activities was $0.9 million for the three months ended March 31, 2004, compared with $0.4 million for the three months ended March 31, 2003.

     We use a professional investment management firm to manage most of our invested cash. The portfolio consists of highly liquid, high-quality investment grade securities of the United States government and agencies, corporate notes and bonds and certificates of deposit that predominantly have maturities of less than three years. All investments are made according to our investment policy, which has been approved by our Board of Directors.

     Commitments and Contractual Obligations

     Information as of March 31, 2004 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		April 2004 to
		December			Over
	Total	2004	1-3 Years	4-5 Years	5 Years
Operating leases	$25.7	$4.0	$8.8	$6.4	$6.5
Purchase obligations	8.8	3.1	1.7	4.0	—

Total contractual obligations	$34.5	$7.1	$10.5	$10.4	$6.5

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2004 were $2.3 million for the remaining nine months of the year ending December 31, 2004 and $1.6 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our OpenTV ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $0.8 million for the remaining nine months of the year ending December 31, 2004.

     As of March 31, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Factors That May Affect Future Results

     In addition to the other information contained in this quarterly report on Form 10-Q, you should consider carefully the following factors in evaluating OpenTV and our business.

We have a history of net losses, and we may continue to experience net losses in the future.

     We have incurred significant net losses since our inception. Our net losses for the years ended December 31, 2001, 2002 and 2003 were approximately $1,304.3 million, $802.6 million and $54.1 million, respectively. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect to continue to suffer net losses in the near term. We will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

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

     We expect that our capital resources will be sufficient to meet our cash requirements through at least the next twelve months. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of March 31, 2004, we had $65.5 million of cash, cash equivalents and marketable debt securities. We used approximately $8.7 million in cash for operating activities during the fiscal quarter ended March 31, 2004 and $42.5 million during the fiscal year ended December 31, 2003. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

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

     Our business is highly dependent on the ability of our senior management team to work together effectively to execute our business plan. Our management team has changed significantly over the past several months. In March 2004, James A. Chiddix was appointed Chairman of our Board of Directors. In addition, our Chief Operating Officer,

Chief Financial Officer, General Counsel and several other senior executives in important operational roles joined us in the last half of 2003. These individuals and our existing management team have not previously worked together. If they are unable to effectively integrate themselves into our business or work together as a management team, we may not be able to manage our business effectively.

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

     Through the technology that we license for use in set-top boxes, we have the ability, when requested by our customers, to collect and store personal information from users of our applications. Subject to applicable laws, and the agreement of our customers and consumers, we may also seek to use such information to help develop addressable and targeted advertising businesses. Storage and use of such information is subject to law and regulations and may also subject us to privacy claims relating to its use and dissemination. In addition, a third party might be able to breach our security measures and gain unauthorized access to our servers where such information is stored and misappropriate such information or cause interruptions to our business operations. We may be required to expend significant capital and other resources to monitor the laws applicable to privacy matters, to protect against security breaches or to deal with the consequences of any breach. A breach of privacy rights by us, network operators or other third parties could expose us to liability. Any compromise of security or misuse of private information could materially and adversely affect our business, reputation, operating results and financial condition and expose us to costly litigation and regulatory action. Concerns over the security of personal information transmitted through our applications and the potential misuse of such information might also inhibit market acceptance of our applications, and if this occurs, our business and operating results will be adversely affected.

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

     Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 32.6% of the economic interest and 79.2% of the voting power of our ordinary shares outstanding as of March 31, 2004. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

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

     Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of March 31, 2004, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks. This exposure relates to our holdings of fixed income investment securities, investments in privately held companies and assets and liabilities denominated in foreign currencies.

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

     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2004 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of	Fair Value	Valuation of	Valuation of
	Securities if	as of	Securities if	Securities if
	Interest Rates	March 31,	Interest Rates	Interest Rates
Issuer	Decrease 1%	2004	Increase 1%	Increase 2%
United States government and agencies	$15,252	$15,093	$14,894	$14,721
Corporate notes and bonds	5,343	5,225	5,140	5,043
Certificates of deposit	2,040	2,000	1,961	1,924

Total	$22,635	$22,318	$21,995	$21,688

     The modeling technique used in the above table estimates fair values based on changes in interest rates assuming static maturities. The fair value of individual securities in our investment portfolio is likely to be affected by other factors including changes in ratings, call provisions, market perception of the financial strength of the issuers of such securities and the relative attractiveness of other investments. Accordingly, the fair value of our individual securities could also vary significantly in the future from the amounts indicated above.

Private Investment Risk

     We have historically invested in equity securities and debt obligations of certain privately-held companies that are in the start-up or development stages. These investments are inherently risky as the market for the technologies, products and services these companies have under development may never materialize, and we could incur the loss of a portion or all of our investments in these privately-held companies. As part of the ACTV acquisition we acquired a private equity investment with a value of $4 million. The total of our private equity investments as of March 31, 2004 consisted of this single investment that continued to be valued at $4 million.

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

     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the quarter ending March 31, 2004. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. In early March 2004, Liberate produced in excess of 200,000 pages of materials in response to various outstanding discovery requests by OpenTV. The parties subsequently filed a joint motion requesting an extension of the court’s calendar for the case. The District Court granted the parties’ motion on March 15, 2004 and the trial date has now been set for February 7, 2005. We believe that our lawsuit is meritorious, and, subject to the bankruptcy stay referred to in the next paragraph, we intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously.

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of that filing, our litigation with Liberate Technologies has been stayed. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any.

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

     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. We have approved the settlement proposal and are awaiting definitive documentation. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreements between (1) OpenTV, Inc. and EchoStar and (2) Wink Communications and DIRECTV include indemnification obligations of OpenTV, Inc. and Wink Communications, respectively, that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. Based on publicly available information, we believe that certain of the defendants in the suit, including DIRECTV, reached agreement with BI to settle the litigation on July 17, 2003. We are unaware of the specific terms of that settlement and are unable to assess the implications of that settlement, if any, on Wink Communications. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. If liability is found against Charter in this matter, and if such a decision implicates our technology or products, Charter could notify Wink of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our condensed consolidated financial statements for these matters. We are unable to estimate our potential liability, if any.

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

     In the ordinary course of our business, we encounter certain circumstances, from time to time, in which layoffs, dismissals or other forms of separation with employees result in settlements between certain employees and the company to address claims that we or our employee may allegedly have against the other party. We recently reached a tentative settlement with a former employee to resolve various claims that, if it becomes effective, will result in a payment by us of approximately $550,000. We would expect to make that payment in the second quarter of 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Executive Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000, and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). These securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description
3.1(a)	Memorandum of Association of OpenTV Corp.

3.2(b)	Articles of Association of OpenTV Corp.

4.1(c)	Specimen Certificate for Class A ordinary shares of OpenTV Corp.

10.1	Employment Agreement dated as of March 23, 2004 by and between OpenTV Corp. and James A. Chiddix

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
(b)	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.
(c)	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(b)	Reports on Form 8-K and Form 8-K/A filed during the quarter ended March 31, 2004:

Date Filed or Furnished	Item(s) Reported	Financial Statements Filed
March 18, 2004	Items 12*	No
March 25, 2004	Items 5 and 7	No

*	This Report on Form 8-K was “furnished” to the Securities and Exchange Commission, and is not to be deemed (1) “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.
Date: May 10, 2004	By:	/s/ Richard Hornstein
Richard Hornstein
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1(a)	Memorandum of Association of OpenTV Corp.

3.2(b)	Articles of Association of OpenTV Corp.

4.1(c)	Specimen Certificate for Class A ordinary shares of OpenTV Corp.
10.1	Employment Agreement dated as of March 23, 2004 by and between OpenTV Corp. and James A. Chiddix
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
(b)	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.
(c)	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.