Form 10-Q
period 2004-06-30
OPENTV CORP
filed 2004-08-09
CIK 1096958

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     As of June 30, 2004, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

91,185,799 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,655	$47,747
Short-term marketable debt securities	6,723	10,577
Accounts receivable, net of allowance for doubtful accounts of $708 at June 30, 2004 and $789 at December 31, 2003	17,478	12,536
Prepaid expenses and other current assets	2,644	4,722

Total current assets	63,500	75,582
Long-term marketable debt securities	13,583	15,172
Property and equipment, net	9,608	11,689
Goodwill	70,451	70,398
Intangible assets, net	27,993	33,336
Other assets	13,357	13,378

Total assets	$198,492	$219,555

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,580	$5,854
Accrued liabilities	24,762	32,174
Accrued restructuring	3,055	7,789
Due to Liberty Media entities	1,425	630
Current portion of deferred revenue	8,435	9,740

Total current liabilities	42,257	56,187
Deferred revenue, less current portion	4,690	5,310

Total liabilities	46,947	61,497
Commitments and contingencies (Note 10)
Minority interest	945	1,075
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 91,262,126 and 88,969,550 shares issued and outstanding, including treasury shares, at June 30, 2004 and December 31, 2003, respectively	2,213,383	2,208,370
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	466,111	466,228
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(16)	(36)
Accumulated other comprehensive income (loss)	(199)	201
Accumulated deficit	(2,564,594)	(2,553,695)

Total shareholders’ equity	150,600	156,983

Total liabilities, minority interest and shareholders’ equity	$198,492	$219,555

* The consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Royalties	$10,513	$5,793	$19,618	$11,919
Services, support and other	4,821	5,456	8,926	10,622
Fees and revenue shares	3,441	3,212	6,631	6,242
License fees	322	1,277	1,320	2,301

Total revenues	19,097	15,738	36,495	31,084
Operating expenses:
Cost of revenues	9,048	10,465	19,296	23,105
Nascar amendment (Note 6)	(4,600)	—	(4,600)	—
Research and development	6,862	4,331	14,001	9,483
Sales and marketing	4,256	4,248	7,705	9,156
General and administrative	5,959	3,895	10,187	8,599
Restructuring costs	(517)	—	(517)	6,927
Amortization of intangible assets	1,190	1,175	2,397	2,482

Total operating expenses	22,198	24,114	48,469	59,752

Loss from operations	(3,101)	(8,376)	(11,974)	(28,668)
Interest income	192	433	410	892
Other income (expense), net	16	(965)	(26)	(984)
Minority interest	69	52	130	100

Loss before income taxes	(2,824)	(8,856)	(11,460)	(28,660)
Income tax benefit (expense)	862	(380)	561	(641)

Net loss	$(1,962)	$(9,236)	$(10,899)	$(29,301)

Net loss per share, basic and diluted	$(0.02)	$(0.13)	$(0.09)	$(0.41)

Shares used in per share calculation, basic and diluted	121,420,281	72,358,351	120,712,281	72,316,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows used in operating activities:
Net loss	$(10,899)	$(29,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,290	3,446
Amortization of intangible assets	5,343	7,481
Amortization of share-based compensation	19	154
Non-cash employee compensation	839	376
Provision for doubtful accounts	(253)	256
Non-cash restructuring costs	—	532
Minority interest	(130)	(100)
Changes in operating assets and liabilities:
Accounts receivable	(4,942)	(3,391)
Prepaid expenses and other current assets	1,453	(92)
Other assets	21	2,552
Accounts payable	(1,266)	(2,275)
Accrued liabilities	(882)	2,888
Nascar amendment	(4,600)	—
Accrued restructuring	(4,734)	(2,603)
Due to Liberty Media entities	795	(621)
Deferred revenue	(1,925)	1,508

Net cash used in operating activities	(17,871)	(19,190)
Cash flows provided from investing activities:
Purchase of property and equipment	(1,216)	(1,375)
Cash used for acquistions, net of cash acquired	—	(1,585)
Proceeds from sale of marketable debt securities	6,655	45,895
Purchase of marketable debt securities	(1,375)	(30,865)

Net cash provided from investing activities	4,064	12,070
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	2,953	—
Capital contribution from MIH Limited	—	704

Net cash provided from financing activities	2,953	704
Effect of exchange rate changes on cash and cash equivalents	(238)	65

Net decrease in cash and cash equivalents	(11,092)	(6,351)
Cash and cash equivalents, beginning of period	47,747	38,568

Cash and cash equivalents, end of period	$36,655	$32,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

Note 2. Summary of Significant Accounting Policies

Share-Based Compensation

     We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Three Month Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2.0)	$(9.2)	$(10.9)	$(29.3)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	—	0.1	—	0.2
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.0)	2.1	(1.6)	0.6

Pro-forma net loss	$(3.0)	$(7.0)	$(12.5)	$(28.5)

Net loss per share, basic and diluted:
As reported	$(0.02)	$(0.13)	$(0.09)	$(0.41)

Pro-forma	$(0.03)	$(0.10)	$(0.11)	$(0.39)

     These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Risk-free interest rate	2.65-3.18%	2.19-2.25%	2.65-3.36%	2.19%-2.25%
Average expected life (months)	60	60	60	60
Volatility	113%-115%	132%	113%-115%	132%
Dividend yield	—	—	—	—

     The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 was $2.62 and $1.46, respectively. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $2.46 and $1.46, respectively.

Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46R, or FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective for the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of June 30, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should acquire any interest in any variable interest entity.

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

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF 03-1 applies to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." EITF 03-1 provides a basic three-step model to evaluate whether the impairment is other than temporary. This model for evaluating impairment must be applied to all current and prospective investments beginning in our third quarter of fiscal 2004. Qualitative and quantitative disclosures are effective for fiscal year ending December 31, 2004. The adoption of EITF 03-1 is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

Note 3. Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of June 30, 2004 and 2003 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Class A ordinary shares issuable upon exercise of stock options	9,438,618	4,653,017	9,987,052	4,483,865
Class A ordinary shares issuable upon exercise of warrants	—	506,520	—	506,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	760,844	900,094	760,844	900,094
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796

     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 8.9 million and 8.7 million for the three months ended June 30, 2004 and 2003, respectively, and 9.7 and 8.6 million for the six months ended June 30, 2004 and 2003, respectively.

Note 4. Goodwill

     Minority shareholders of OpenTV, Inc., which is a subsidiary of ours, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date. As a result of applying purchase accounting to the exchanges, we recorded $0.1 million in additional goodwill during the six months ended June 30, 2004.

Note 5. Intangible Assets, Net

     The components of intangible assets, excluding goodwill, were as follows (in millions):

		June 30, 2004			Dec 31, 2003
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(2.8)	$17.9	$18.9
Developed technologies	3-5	7.1	(1.8)	5.3	7.1
Contracts and relationships	2-5	6.9	(2.6)	4.3	6.6
Trademarks	3-5	0.5	(0.2)	0.3	0.5
Purchased technologies	5	0.4	(0.2)	0.2	0.2

		$35.6	$(7.6)	$28.0	$33.3

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $2.5 million and $3.7 million for the three months ended June 30, 2004 and 2003, respectively, and $5.3 million and $7.5 million for the six months ended June 30, 2004 and 2003, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2004 (Remaining six months)	$2.6
2005	5.1
2006	5.0
2007	4.0
2008	1.8
Thereafter	9.5

$28.0

Note 6. Nascar Amendment

     During the three months ended June 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, has with iNDEMAND relating to the production of interactive programming for the 2004 Nascar season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line item in our consolidated statement of operations.

Note 7. Restructuring Costs

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

     During the three months ended June 30, 2004, we reduced the workforce of our PlayJam operations in France by 5 people, resulting in a restructuring provision of $0.4 million. We also reversed $0.9 million of over-accruals from prior restructuring provisions because our actual costs were lower than our original estimates, which resulted in a net credit of $0.5 million during the three months ended June 30, 2004.

     The following sets forth the payments made during the six months ended June 30, 2004, relating to various restructuring activities initiated in 2003 and 2004 (in millions):

	Employee Severance
	And Benefits	Excess Facilities	Total
Balance, December 31, 2003	$1.5	$6.3	$7.8
Restructuring provision	0.3	0.1	0.4
Cash payments	(1.1)	(3.1)	(4.2)
Reversal of excess provision	(0.6)	(0.3)	(0.9)

Balance, June 30, 2004	$0.1	$3.0	$3.1

     The outstanding accrual for employee severance and benefits is expected to be paid in 2004 and the accrual for excess facilities relates to operating lease obligations that continue through 2006.

Note 8. Employee Bonus

     During the three months ended March 31, 2004, we issued 558,640 of our Class A ordinary shares to employees in the United States and the United Kingdom pursuant to our 2003 bonus plan and also made certain cash equivalent bonus payments to employees in other foreign jurisdictions. The compensation committee of our Board of Directors approved a similar bonus plan for 2004, which is based on corporate and individual performance objectives and is being accrued throughout the year. The actual amounts that we record in respect of 2004 may differ from the amounts of such accruals depending upon our actual results, and bonus payments, for 2004.

Note 9. Comprehensive Loss

     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2.0)	$(9.2)	$(10.9)	$(29.3)
Other comprehensive loss:
Foreign currency translation losses	(0.3)	—	(0.2)	(0.1)
Unrealized losses on investments, net of income taxes	(0.2)	(0.1)	(0.2)	(0.1)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	(0.1)	—	(0.2)

Comprehensive loss	$(2.5)	$(9.4)	$(11.3)	$(29.7)

Note 10. Commitments and Contingencies

Operating Leases

     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between December 2004 and March 2016. Total rent expense was $1.2 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, and $2.7 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively. There was no sublease income.

     Future minimum payments under non-cancelable operating leases as of June 30, 2004 were as follows (in millions):

Minimum
Year ending June 30,	Commitments
2004 (remaining six months)	$2.9
2005	5.1
2006	3.8
2007	3.2
2008	3.3
Thereafter	6.5

$24.8

Other Commitments

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of June 30, 2004 were $2.0 million for the remaining six months of 2004 and $3.2 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our OpenTV ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $0.4 million for the remaining six months of 2004.

     As of June 30, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Contingencies

     Royalty Dispute. In March 2004, we received notice from a set-top box manufacturer that licenses software from us indicating that it believed it had inadvertently over-reported royalties by $1.3 million for the period beginning in the fourth quarter of 2002 through December 2003, and had, therefore, incorrectly made payments to us in that amount over that period. During the three months ended June 30, 2004, we completed a royalty audit of this customer and reduced royalty revenue by $1.1 million based on our estimate of over-reported revenues.

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

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies has been stayed. No provision has been made in our consolidated financial statements for this matter. We expect to file a damages claim, which may reflect our preliminary estimate of potential damages we believe we have suffered, against Liberate’s bankrupt estate to preserve our position as a potential creditor of the estate; the extent of that claim against the estate may, however, depend ultimately upon the outcome of the patent litigation that is currently stayed. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.

     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In Re Initial Public Offering Securities Litigation. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 10, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us expect for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. A stipulation of settlement for the claims against the issuer defendants, including us, has been submitted to the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

     In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. Subject to a reservation of all rights and to rights of subrogation that we may have, we have agreed to assume the defense of Charter in this matter and expect that we may incur significant litigation expenses in cooperating with Charter in this matter. Based on the information available to us, while we do not believe that the suit is meritorious and do not believe that the Wink technology infringes or that the patents in suit are valid, consistent with our business practices in support of technology that our customers use and deploy we have undertaken this defense. We have reimbursed Charter for legal expenses that it has incurred in connection with this litigation, and we have also accrued for certain anticipated costs in connection with this matter. On August 4, 2004, the district court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. We do not know how the court will rule on BI’s pending motion. As of the date of this Form 10-Q, we are unable to estimate our potential liability, if any, with respect to this matter and have not established a separate reserve in our consolidated financial statements for this matter.

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

     Other Matters. In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. As described above, during the three months ended June 30, 2004, we agreed to reimburse Charter Communications for legal expenses which it had incurred in connection with litigation relating to the Broadcast Innovation matter.

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

     In the ordinary course of our business, we encounter certain circumstances, from time to time, in which layoffs, dismissals or other forms of separation with employees result in settlements between certain employees and the company to address claims that we or our employee may allegedly have against the other party. During the three months ended June 30, 2004, we settled a dispute with a former employee to resolve various claims that resulted in us making a payment of approximately $550,000 to a former employee.

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

Note 11. Related Party Transactions

     On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction in which Liberty Media acquired a controlling ownership stake in us. As of June 30, 2004, Liberty Media’s total ownership represented approximately 32.3% of the economic interest and approximately 79.0% of the voting power of our ordinary shares on an undiluted basis.

     Commencing in August 2002, a subsidiary of Liberty Media provided certain management services for us until February 2004. We reimbursed them for the services based on the estimated percentage of time that various individuals dedicated to the performance of services for us. In addition, we also reimbursed Liberty Media for an allocated portion of travel and administrative costs and certain specific costs attributable to OpenTV. Total payments to Liberty Media were $0.2 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

     Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.4 million for the three months ended June 30, 2004 and $0.8 million for the six months ended June 30, 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.

     The services and support revenue from Liberty Media entities was nominal during the three months and six months ended June 30, 2004. We recorded $0.5 million in services and support revenue from Liberty Media entities for the three months ended June 30, 2003 and $1.0 million for the six months ended June 30, 2003.

     On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Executive Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000, and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty Media as a dividend equal to the fair value of the shares of $0.2 million during the three months ended March 31, 2004.

     In June 2000, we entered into an employment agreement with James Ackerman, our then current Chief Executive Officer and a member of our Board of Directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. The final 25% of the loan was forgiven in January 2004 and 43,662 Class A ordinary shares were issued. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A ordinary shares were also reported as compensation expense.

Note 12. Segment Information

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

     Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Europe, Africa and Middle East	$11.5	$8.1	$20.8	$15.7
Americas	5.1	5.4	11.2	11.3
Asia Pacific	2.5	2.2	4.5	4.1

	$19.1	$15.7	$36.5	$31.1

     Americas include United States revenue of $4.4 million and $4.7 million for the three months ended June 30, 2004 and 2003, respectively, and $9.7 and $8.9 million for the six months ended June 30, 2004 and 2003, respectively.

     Four major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2004	2003	2004	2003
A	3%	11%	3%	11%
B	3%	12%	8%	12%
C	15%	11%	15%	11%
D	28%	0%	15%	0%

     British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 8% and 11% of total revenues for the three months ended June 30, 2004 and 2003, respectively and 12% and 12% of total revenues for the six months ended June 30, 2004 and 2003, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB.

     Three customers accounted for 22%, 16%, and 11% of net accounts receivable, respectively, as of June 30, 2004.

     Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures, net:	2004	2003	2004	2003
United States	$0.7	$0.7	$0.9	$1.1
Other countries	0.2	0.3	0.3	0.3

	$0.9	$1.0	$1.2	$1.4

	June 30,	December 31,
	2004	2003
Long-lived assets:
United States	$104.3	$108.0
Other countries	13.1	16.8

	$117.4	$124.8

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

Note 13. Income Taxes

     For the three months ended June 30, 2004, we recorded an income tax benefit of $0.9 million as a result of a tax refund in the United Kingdom and a favorable settlement of a tax audit in France. For the six months ended June 30, 2004, the tax benefit of $0.9 million from the second quarter was offset by a tax provision of $0.3 million from the first quarter resulting in a net benefit of $0.6 million.

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

     We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers or cable, satellite and terrestrial operators, which we refer to as “network operators”, once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various software products that we sell.

     Our operating results have been affected by the acquisition of ACTV, Inc. in July 2003 and substantially all of the assets of BettingCorp Limited in August 2003.

     As of June 30, 2004, Liberty Media Corporation’s total ownership represented approximately 32.3% of the economic interest and 79.0% of the voting interest of our ordinary shares on an undiluted basis.

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

Three Months and Six months Ended June 30, 2004 and 2003

Revenues

     Revenues for the three months ended June 30, 2004 were $19.1 million, an increase of 22%, or $3.4 million, from $15.7 million for the same period in 2003. Revenues for the six months ended June 30, 2004 were $36.5 million, an increase of 17%, or $5.4 million, from $31.1 million for the same period in 2003. Revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Royalties	$10.5	55%	$5.8	37%	$19.6	54%	$11.9	38%
Services, support and other	4.8	25%	5.4	35%	8.9	24%	10.6	34%
Fees and revenue shares	3.5	18%	3.2	20%	6.7	18%	6.3	20%
License fees	0.3	2%	1.3	8%	1.3	4%	2.3	8%

Total Revenues	$19.1	100%	$15.7	100%	$36.5	100%	$31.1	100%

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

     Royalties for the three months ended June 30, 2004 were $10.5 million, an increase of 81%, or $4.7 million, from $5.8 million in 2003. During the three months ended June 30, 2004, we signed a network license agreement with Sky Italia, the largest satellite television provider in Italy and recognized $5.0 million of royalties as a result of signing that agreement. While we had previously received payments on account from Sky Italia from shipments of set-top boxes that had occurred during the fourth quarter of 2003 and the first quarter of 2004, and from a flash download of our software that occurred during the fourth quarter of 2003, we did not recognize the revenue in respect of those shipments or flash download until we had executed a definitive agreement with Sky Italia. In the future, we expect to receive royalty reports from Sky Italia that reflect shipments of set-top boxes one quarter in arrears. We also reduced our royalty revenue for the quarter by approximately $1.1 million as a result of our determination that one of our set-top box manufacturing customers over-reported shipments of set-top boxes that incorporated our software in 2002 and 2003. Echostar accounted for an increase of $1.0 million in the three months ended June 30, 2004.

     Royalties for the six months ended June 30, 2004 were $19.6 million, an increase of 65%, or $7.7 million, from $11.9 million in 2003. As noted above, Sky Italia accounted for $5.0 of that increase. The manufacturers who ship to BSkyB accounted for a decrease of $0.8 million, after taking into account a credit of approximately $1.3 million for the six months ended June 30, 2004, as a result of our determination that one of our set-top box manufacturing customers over-reported shipments of set-top boxes that incorporated our software in 2002 and 2003. Royalties from our integrated browser, which is included in certain digital TV sets manufactured in Japan, accounted for an increase of $1.0 million. EchoStar accounted for an increase of $1.7 million for the six month period. The EchoStar royalty revenue is being amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. Until we are able to recognize that royalty revenue, amounts that we receive from EchoStar are recorded as deferred revenue in our balance sheet. Other manufacturers accounted for an increase of $0.8 million in royalties.

     Four of our customers who sell set-top boxes to BSkyB accounted for $2.7 million, or 14%, of royalties for the six months ended June 30, 2004. EchoStar and Sky Italia each accounted for $5.0 million, or 25%, of royalties for the six months ended June 30, 2004.

     Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the three months ended June 30, 2004 revenues in this category were $4.8 million, a decline of 13%, or $0.7 million, from $5.5 million for the same period in 2003. This decrease was principally attributable to a lower level of services provided to one of our customers, Motorola, Inc.

For the six months ended June 30, 2004, revenues in this category were $8.9 million, a decline of 16%, or $1.7 million, from $10.6 million for the same period in 2003. This decrease was principally attributable to a lower level of services provided to Motorola under an agreement, which contained certain minimum commitments, that expired in the first quarter of 2004. We expect our professional services revenues to continue to decline in 2004 unless we are successful in obtaining additional professional services engagements.

     Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services. For the three months ended June 30, 2004, revenues in this category were $3.5 million, an increase of 9%, or $0.3 million, from $3.2 million for the same period in 2003. Net betting and gaming fees accounted for an increase of $0.5 million, which was partly offset by a decline in advertising fees of $0.2 million during the quarter.

     For the six months ended June 30, 2004, revenues in this category were $6.7 million, an increase of 6%, or $0.4 million, from $6.3 million in 2003. Net betting and gaming fees accounted for an increase of $0.8 million, which was partly offset by a decline in advertising of $0.4 million during the six months.

     License Fees. We derive license fees from the licensing of products such as OpenTV Streamer, OpenTV Software Developers Kit and various applications. For the three months ended June 30, 2004, revenues in this category were $0.3 million, a decrease of $1.0 million from $1.3 million for the same period in 2003. For the six months ended June 30, 2004, revenues in this category were $1.3 million, a decrease of $1.0 million from $2.3 million for the same period in 2003. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter.

Operating Expenses

     Our total operating expenses for the three months ended June 30, 2004 were $22.2 million, a decrease of 8%, or $1.9 million, from $24.1 million for the same period in 2003. Our total operating expenses for the six months ended June 30, 2004 were $48.5 million, a decrease of 19%, or $11.3 million, from $59.8 million for the same period in 2003. ACTV and BettingCorp, which we acquired in July and August 2003, respectively, collectively accounted for $3.3 million and $6.7 million of operating expenses for the three months and six months ended June 30, 2004, respectively.

     Operating expenses by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Cost of revenues	$9.0	47%	$10.5	67%	$19.3	53%	$23.1	74%
Nascar Amendment	(4.6)	(24%)	—	0%	(4.6)	(13%)	—	0%
Research and development	6.9	36%	4.3	27%	14.0	38%	9.5	31%
Sales and marketing	4.2	22%	4.2	27%	7.7	21%	9.2	29%
General and administrative	6.0	31%	3.9	25%	10.2	28%	8.6	28%
Restructuring costs	(0.5)	(2%)	—	0%	(0.5)	(1%)	6.9	22%
Amortization of intangible assets	1.2	6%	1.2	8%	2.4	7%	2.5	8%

Total Operating Expenses	$22.2	116%	$24.1	154%	$48.5	133%	$59.8	192%

     Cost of revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, amortization of developed and purchased technology, and amortization of patents.

     Cost of revenues for the three months ended June 30, 2004 were $9.0 million, a decrease of 14% or $1.5 million, from $10.5 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $1.5 million in our cost of revenues for the three months ended June 30, 2004. That increase was offset by a decrease of $1.9 million in costs related to our subsidiary, Wink Communications and a decrease of $1.7 million related to patents and developed technology which had been fully amortized. Cost of revenues for the three months ended June 30, 2003, also included a credit of $1.2 million in respect of a contract settlement with BSkyB for bandwidth. Costs associated with PlayJam accounted for a decrease of $0.5 million and other costs accounted for the remaining decrease of $0.1 million.

     Cost of revenues for the six months ended June 30, 2004 were $19.3 million, a decrease of 16% or $3.8 million, from $23.1 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $2.9 million in our cost of revenues for the six months ended June 30, 2004. That increase was offset by a decrease of $3.4 million in costs related to Wink Communications and a decrease of $3.1 million related to patents and developed technology which had been fully amortized. Cost of revenues for the three months ended June 30, 2003, also included a credit of $1.2 million in respect of a contract settlement with BSkyB for bandwidth. Costs associated with PlayJam accounted for a decrease of $1.5 million and other costs accounted for an increase of $0.1 million.

     Nascar Amendment. During the three months ended June 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, has with iNDEMAND relating to the production of interactive programming for the 2004 Nascar season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line item in our consolidated statement of operations.

     Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

     Research and development expenses for the three months ended June 30, 2004 were $6.9 million, an increase of 60% or $2.6 million, from $4.3 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $1.2 million. The remaining increase of $1.4 million was attributable to a reallocation of staff from operations to research and development and also to certain salary increases.

     Research and development expenses for the six months ended June 30, 2004 were $14.0 million, an increase of 47% or $4.5 million, from $9.5 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $2.8 million. The remaining increase of $1.7 million was attributable to a reallocation of staff from operations to research and development and also to certain salary increases.

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

     Sales and marketing expenses for the three months ended June 30, 2004 were $4.2 million, the same level as the prior year. There was a decrease of $0.8 million in market development funds as a result of the expiration of an agreement we had with DirecTV in December 2003. ACTV and BettingCorp collectively accounted for an increase of $0.4 million and trade shows and other marketing programs accounted for an increase of $0.4 million.

     Sales and marketing expenses for the six months ended June 30, 2004 were $7.7 million, a decrease of 16% or $1.5 million, from $9.2 million for the same period in 2003. There was a decrease of $1.5 million in market development funds as a result of the expiration of an agreement we had with DirecTV. ACTV and Betting Corp collectively accounted for an increase of $0.6 million and there were decreases in other marketing costs of a similar amount.

     General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, litigation, provision for doubtful accounts and fees for professional services.

     General and administrative expenses for the three months ended June 30, 2004 were $6.0 million, an increase of 54% or $2.1 million, from $3.9 million in 2003. Litigation costs arising principally from indemnification and settlement costs accounted for $1.9 million of that increase. Other expenses accounted for an increase of $0.2 million.

     General and administrative expenses for the six months ended June 30, 2004 were $10.2 million, an increase of 19% or $1.6 million, from $8.6 million for the same period in 2003. Litigation costs accounted for $2.6 million of that increase. There was a decrease in the provision for doubtful accounts of $0.5 million and other expenses accounted for a decrease of $0.5 million.

     Restructuring Costs. In the three months ended June 30, 2004, we reduced the workforce of our PlayJam operations in France by 5 people, resulting in a restructuring provision of $0.4 million. We also reversed $0.9 million of over-accruals from prior restructuring provisions because our actual costs were lower than our original estimates, which resulted in a net credit of $0.5 million during the three months ended June 30, 2004.

     In the three months ended March 31, 2003, we reduced our workforce in France by approximately 70 people. This action also included the abandonment of an office lease and the write-down of fixed assets. Total costs from this restructuring were estimated to be $6.9 million.

     Amortization of Intangible Assets. For the three months ended June 30, 2004, amortization of intangible assets was $1.2 million, the same amount as the prior year. For the six months ended June 30, 2004, amortization of intangible assets was $2.4 million, a decrease of $0.1 million, from $2.5 million for the same period in 2003.

Interest Income, Other Expense and Minority Interest

     As a result of continued low interest rates in the United States, coupled with a decrease in our investment portfolio, interest income for the three months ended June 30, 2004 was $0.2 million compared with $0.4 million for the same period in 2003. Interest income for the six months ended June 30, 2004 was $0.4 million compared with $0.9 million for the same period in 2003. In the second quarter of 2003 we settled a dispute we assumed in connection with our acquisition of Wink, which resulted in other expense of $0.9 million.

Income Taxes

     We had United States federal tax loss carryforwards of approximately $300 million as of December 31, 2003. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. For the three months ended June 30, 2004, we recorded an income tax benefit of $0.9 million as a result of a tax refund in the United Kingdom and a favorable settlement of a tax audit in France. This compares with a tax provision of $0.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the tax benefit of $0.9 million from the second quarter was offset by a tax provision of $0.3 million from the first quarter resulting in a net benefit of $0.6 million. We recorded a tax provision of $0.6 million for the six months ended June 30, 2003.

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

     As of June 30, 2004, we had cash and cash equivalents of $36.7 million, which was a decrease of $11.1 million from the balance at December 31, 2003. Taking into account short-term and long-term marketable debt securities of $20.3 million, our cash, cash equivalents and marketable debt securities were $57.0 million as of June 30, 2004, compared with $73.5 million as of December 31, 2003. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.

     Due to our continuing operating losses and increases in accounts receivable, cash used in operating activities was $17.9 million for the six months ended June 30, 2004, a reduction from the $19.2 million of cash we used in operating activities for the six months ended June 30, 2003. For the six months ended June 30, 2004, our accounts receivable increased by $4.9 million from the amount at December 31, 2003. Two customers were late in submitting payments to us. One customer paid $2.7 million in July 2004. The second customer made an initial payment in July of $0.6 million under a structured settlement, with the remainder of $1.4 million in payments due from such customer in August 2004. While we believe that this customer is creditworthy, in light of the settlement arrangement and initial late payment, we continue to monitor its financial stability and cannot be certain that it will not encounter additional financial difficulties.

     Cash provided from investing activities was $4.1 million for the six months ended June 30, 2004, primarily due to the net sale of marketable debt securities. For six months ended June 30, 2003, the cash provided from investing activities was $12.1 million.

     Cash provided from financing activities was $3.0 million for the six months ended June 30, 2004, compared with $0.7 million for six months ended June 30, 2003. The amount for 2004 represented proceeds from issuance of ordinary shares. The amount for 2003 represented a capital contribution.

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

     Commitments and Contractual Obligations

     Information as of June 30, 2004 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period
					Due in
		Due in	Due in	Due in	2009 or
	Total	2004	2005-006	2007-2008	after
Operating leases obligations	$24.8	$2.9	$8.9	$6.5	$6.5
Noncancelable purchase obligations	9.7	2.4	3.3	4.0	—

Total contractual obligations	$34.5	$5.3	$12.2	$10.5	$6.5

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of June 30, 2004 were $2.0 million for the remaining six months of 2004 and $3.2 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we have a variable commitment with a cable provider that is based on households that receive our OpenTV ProSync service. Based on current expectations, we believe that this commitment may aggregate up to approximately $0.4 million for the remaining six months of 2004.

     As of June 30, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities, which are not currently being used.

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

Indemnifications

     In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. During the three months ended June 30, 2004, we agreed to reimburse Charter Communications for legal expenses which it had incurred in connection with litigation relating to the Broadcast Innovation matter. For further details see Note 10 to the condensed consolidated financial statements.

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

     • incorporation of acquired products and business technology into our existing product lines; an

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

     We expect that our capital resources will be sufficient to meet our cash requirements through at least the next twelve months. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of June 30, 2004, we had $57.0 million of cash, cash equivalents and marketable debt securities. We used approximately $17.9 million in cash for operating activities during the six months ended June 30, 2004 and $42.5 million during the fiscal year ended December 31, 2003. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

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

     Our business is highly dependent on the ability of our senior management team to work together effectively to execute our business plan. Our management team has changed significantly over the past several months. In March 2004, James Chiddix was appointed Chairman of our board of directors and in May 2004 Mr. Chiddix assumed the role of Chief Executive Officer. In addition, our Chief Operating Officer, Chief Financial Officer, General Counsel and several other senior executives in important operational roles joined us in the last half of 2003. These individuals and our existing management team have not previously worked together. If they are unable to effectively integrate themselves into our business or work together as a management team, we may not be able to manage our business effectively.

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

     Through the technology that we license for use in set-top boxes, we have the ability, when requested by our customers, to collect and store personal information from users of our applications. Subject to applicable laws, and the agreement of our customers and consumers, we may also seek to use such information to help develop addressable and targeted advertising businesses. Storage and use of such information is subject to laws and regulations and may also subject us to privacy claims relating to its use and dissemination. In addition, a third party might be able to breach our security measures and gain unauthorized access to our servers where such information is stored and misappropriate such information or cause interruptions to our business operations. We may be required to expend significant capital and other resources to monitor the laws applicable to privacy matters, to protect against security breaches or to deal with the consequences of any breach. A breach of privacy rights by us, network operators or other third parties could expose us to liability. Any compromise of security or misuse of private information could materially and adversely affect our business, reputation, operating results and financial condition and expose us to costly litigation and regulatory action. Concerns over the security of personal information transmitted through our applications and the potential misuse of such information might also inhibit market acceptance of our applications, and if this occurs, our business and operating results will be adversely affected.

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

     Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 32.3% of the economic interest and 79.0% of the voting power of our ordinary shares outstanding as of June 30, 2004. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

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

     Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of June 30, 2004, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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

     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2004 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of	Fair Value	Valuation of	Valuation of
	Securities if	as of	Securities if	Securities if
	Interest Rates	June 30,	Interest Rates	Interest Rates
Issuer	Decrease 1%	2004	Increase 1%	Increase 2%
United States government and agencies	$13,829	$13,703	$13,481	$13,312
Corporate notes and bonds	4,724	4,603	4,565	4,489
Certificates of deposit	2,039	2,000	1,962	1,925

Total	$20,592	$20,306	$20,008	$19,726

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

Private Investment Risk

     We have historically invested in equity securities and debt obligations of certain privately-held companies that are in the start-up or development stages. These investments are inherently risky as the market for the technologies, products and services these companies have under development may never materialize, and we could incur the loss of a portion or all of our investments in these privately-held companies. As part of the ACTV acquisition we acquired a private equity investment with a value of $4 million. The total of our private equity investments as of June 30, 2004 consisted of this single investment that continued to be valued at $4 million.

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

     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the quarter ending June 30, 2004. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. In early March 2004, Liberate produced in excess of 200,000 pages of materials in response to various outstanding discovery requests by OpenTV. The parties subsequently filed a joint motion requesting an extension of the court’s calendar for the case. The District Court granted the parties’ motion on March 15, 2004 and the trial date was set for February 7, 2005. We believe that our lawsuit is meritorious, and, subject to the bankruptcy stay referred to in the next paragraph, we intend to vigorously pursue prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously.

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies has been stayed. No provision has been made in our consolidated financial statements for this matter. We expect to file a damages claim, which may reflect our preliminary estimate of potential damages we believe we have suffered, against Liberate’s bankrupt estate to preserve our position as a potential creditor of the estate; the extent of that claim against the estate may, however, depend ultimately upon the outcome of the patent litigation that is currently stayed. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.

     Walt Disney Litigation. On July 7, 2004, we announced that ACTV, Inc., our wholly owned subsidiary, and The Walt Disney Company had settled the patent lawsuit filed by ACTV and its subsidiary, HyperTV Networks, against Walt Disney and its affiliates in the United States District Court for the Southern District of New York. The lawsuit has been dismissed as a result of the settlement. As part of the settlement, OpenTV granted Walt Disney a non-exclusive, royalty-bearing license to use and exploit the patents in suit. In addition, and as a related aspect of the settlement, on July 15, 2004, the Walt Disney Internet Group entered into a non-exclusive, multi-year development agreement with OpenTV for the creation and marketing of enhanced television programming.

     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the

Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. A stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

     In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action is among the over 300 lawsuits that have been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. Subject to a reservation of all rights and to rights of subrogation that we may have, we have agreed to assume the defense of Charter in this matter and expect that we may incur significant litigation expenses in cooperating with Charter in this matter. Based on the information available to us, while we do not believe that the suit is meritorious and do not believe that the Wink technology infringes or that the patents in suit are valid, consistent with our business practices in support of technology that our customers use and deploy we have undertaken this defense. We have reimbursed Charter for legal expenses that it has incurred in connection with this litigation, and we have also accrued for certain anticipated costs in connection with this matter. On August 4, 2004, the district court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. We do not know how the court will rule on BI’s pending motion. As of the date of this Form 10-Q, we are unable to estimate our potential liability, if any, with respect to this matter and have not established a separate reserve in our consolidated financial statements for this matter.

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

     Other Matters. In the ordinary course of our business, we encounter certain circumstances, from time to time, in which layoffs, dismissals or other forms of separation with employees result in settlements between certain employees and the company to address claims that we or our employee may allegedly have against the other party. In the three months ended June 30, 2004, we reached a settlement with a former employee to resolve various claims that resulted in a payment by us of approximately $550,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2004 Annual Meeting of Stockholders held on June 23, 2004, each of the following individuals was elected to our board of directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld
Robert R. Bennett	363,812,916	7,819,089
J. Timothy Bryan	370,902,167	729,838
James A. Chiddix	370,012,169	1,619,836
Jerry Machovina	370,915,797	716,208
J. David Wargo	370,912,804	719,201
Anthony G. Werner	370,908,295	723,710
Michael Zeisser	363,802,237	7,829,768

     The following proposal was also approved at our annual meeting:

	Votes For	Votes Against	Votes Abstained
Ratification of the appointment of KPMG LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2004	371,297,678	308,485	25,842

     No other matters were submitted to stockholders for a vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number	Description
3.1*	Memorandum of Association of OpenTV Corp.
3.2**	Articles of Association of OpenTV Corp.
4.1***	Specimen Certificate for Class A ordinary shares of OpenTV Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
**	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.
***	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

Date Filed or Furnished	Item(s) Reported	Financial Statements Filed
May 10, 2004	Items 12*	No
May 13, 2004	Items 5 and 7	No

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

OpenTV Corp.

Date: August 9, 2004	By:	/s/ Richard Hornstein

Richard Hornstein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1*	Memorandum of Association of OpenTV Corp.
3.2**	Articles of Association of OpenTV Corp.
4.1***	Specimen Certificate for Class A ordinary shares of OpenTV Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to Exhibit 3.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.
**	Incorporated by reference to Exhibit 3(ii) to OpenTV Corp.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 11, 2002.
***	Incorporated by reference to Exhibit 4.1 to OpenTV Corp.’s Registration Statement on Form F-1 as amended (Registration No. 333-89609), which the Securities and Exchange Commission declared effective on November 23, 1999.