Form 10-Q
period 2004-09-30
OPENTV CORP
filed 2004-11-09
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of September 30, 2004, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

91,213,541 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,300	$47,747
Short-term marketable debt securities	3,601	10,577
Accounts receivable, net of allowance for doubtful accounts of $608 at September 30, 2004 and $789 at December 31, 2003	15,567	12,536
Prepaid expenses and other current assets	3,312	4,722

Total current assets	63,780	75,582
Long-term marketable debt securities	7,012	15,172
Property and equipment, net	8,418	11,689
Goodwill	70,466	70,398
Intangible assets, net	26,395	33,336
Other assets	13,361	13,378

Total assets	$189,432	$219,555

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,114	$5,854
Accrued liabilities	20,274	32,174
Accrued restructuring	1,056	7,789
Due to Liberty Media entities	1,230	630
Current portion of deferred revenue	9,855	9,740

Total current liabilities	38,529	56,187
Deferred revenue, less current portion	3,736	5,310

Total liabilities	42,265	61,497
Commitments and contingencies (Note 10)
Minority interest	881	1,075
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 91,289,868 and 88,969,550 shares issued and outstanding, including treasury shares, at September 30, 2004 and December 31, 2003, respectively	2,213,450	2,208,370
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	466,251	466,228
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(13)	(36)
Accumulated other comprehensive income	40	201
Accumulated deficit	(2,569,357)	(2,553,695)

Total shareholders’ equity	146,286	156,983

Total liabilities, minority interest and shareholders’ equity	$189,432	$219,555

* The consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Royalties	$9,264	$6,758	$28,882	$18,677
Services, support and other	3,026	6,693	11,952	17,315
Fees and revenue shares	3,313	2,991	9,944	9,233
License fees	974	631	2,294	2,932

Total revenues	16,577	17,073	53,072	48,157
Operating expenses:
Cost of revenues	8,076	13,511	27,372	36,616
NASCAR Amendment (Note 6)	—	—	(4,600)	—
Research and development	7,243	5,738	21,244	15,221
Sales and marketing	3,516	4,280	11,221	13,436
General and administrative	3,696	4,180	13,883	12,779
Restructuring costs	(575)	147	(1,092)	7,074
Amortization of intangible assets	711	1,174	3,108	3,656

Total operating expenses	22,667	29,030	71,136	88,782

Loss from operations	(6,090)	(11,957)	(18,064)	(40,625)
Interest income	201	439	611	1,331
Other income (expense), net	562	(136)	536	(1,120)
Minority interest	64	13	194	113

Loss before income taxes	(5,263)	(11,641)	(16,723)	(40,301)
Income tax benefit (expense)	500	(277)	1,061	(918)

Net loss	$(4,763)	$(11,918)	$(15,662)	$(41,219)

Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.13)	$(0.47)

Shares used in per share calculation, basic and diluted	121,830,392	116,157,971	121,084,985	86,930,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows used in operating activities:
Net loss	$(15,662)	$(41,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,751	5,511
Amortization of intangible assets	6,941	11,499
Amortization of share-based compensation	22	233
Non-cash employee compensation	1,025	570
Provision (Reduction of) allowance for doubtful accounts	(353)	385
Non-cash restructuring costs	—	532
Minority interest	(194)	(113)
Changes in operating assets and liabilities:
Accounts receivable	(2,931)	(2,816)
Prepaid expenses and other current assets	785	881
Other assets	17	2,537
Accounts payable	268	(1,587)
Accrued liabilities	(5,365)	(3,136)
NASCAR amendment	(4,600)	—
Accrued restructuring	(6,733)	(9,222)
Due to Liberty Media entities	600	(428)
Deferred revenue	(1,459)	2,756

Net cash used in operating activities	(22,888)	(33,617)
Cash flows provided from investing activities:
Purchase of property and equipment	(1,485)	(2,167)
Cash used for acquisitions, net of cash acquired	—	(10,297)
Proceeds from sale of marketable debt securities	18,415	98,728
Purchase of marketable debt securities	(3,377)	(47,336)

Net cash provided from investing activities	13,553	38,928
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	2,953	56
Capital contribution from MIH Limited	—	704

Net cash provided from financing activities	2,953	760
Effect of exchange rate changes on cash and cash equivalents	(65)	56

Net decrease in cash and cash equivalents	(6,447)	6,127
Cash and cash equivalents, beginning of period	47,747	38,568

Cash and cash equivalents, end of period	$41,300	$44,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

Note 2. Summary of Significant Accounting Policies

Share-Based Compensation

     We account for share-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4.8)	$(11.9)	$(15.7)	$(41.2)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	—	0.1	—	0.2
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.0)	0.5	(2.6)	1.2

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro-forma net loss	$(5.8)	$(11.3)	$(18.3)	$(39.8)

Net loss per share, basic and diluted:
As reported	$(0.04)	$(0.10)	$(0.13)	$(0.47)

Pro-forma	$(0.05)	$(0.10)	$(0.15)	$(0.46)

     These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September	Ended September	Ended September	Ended September
	30, 2004	30, 2003	30, 2004	30, 2003
Risk-free interest rate	3.69-3.74%	2.48%-3.63%	2.65-3.74%	2.19%-3.63%
Average expected life (months)	60	60	60	60
Volatility	111%	131%	111-115%	131%-132%
Dividend yield	—	—	—	—

     The weighted average fair value of options granted during the three months ended September 30, 2004 and 2003 was $1.98 and $2.11, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $2.45 and $1.75, respectively.

Recent Accounting Pronouncements

     In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 2004, the FASB issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

     In March 2004, the FASB issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment - an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in the third quarter of fiscal 2005.

     In December 2003, the FASB issued Interpretation No. 46R, or FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective for the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of September 30, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should acquire any interest in any variable interest entity.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” which supercedes Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 3. Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following items as of September 30, 2004 and 2003 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Class A ordinary shares issuable upon exercise of stock options	9,163,936	11,093,811	9,712,680	6,687,180
Class A ordinary shares issuable upon exercise of warrants	—	506,520	—	506,520
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	755,428	787,094	759,039	862,427
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796

     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9.8 million and 12.2 million for the three months ended September 30, 2004 and 2003, respectively, and 9.7 million and 9.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 4. Goodwill

     Minority shareholders of OpenTV, Inc., which is a subsidiary of ours, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date. As a result of applying purchase accounting to the exchanges, we recorded $0.1 million in additional goodwill during the nine months ended September 30, 2004.

Note 5. Intangible Assets, Net

     The components of intangible assets, excluding goodwill, were as follows (in millions):

		September 30, 2004
					Dec 31, 2003
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(3.3)	$17.4	$18.9
Developed technologies	3-5	7.1	(2.2)	4.9	7.1
Contracts and relationships	2-5	6.9	(3.0)	3.9	6.6
Trademarks	—	—	—	—	0.5
Purchased technologies	5	0.4	(0.2)	0.2	0.2

		$35.1	$(8.7)	$26.4	$33.3

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including amounts reported in cost of revenues) was $1.6 million and $4.0 million for the three months ended September 30, 2004 and 2003, respectively, and $6.9 million and $11.5 million for the nine months ended September 30, 2004 and 2003, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2004 (Remaining three months)	$1.3
2005	5.0
2006	4.9
2007	3.9
2008	1.8
Thereafter	9.5

$26.4

Note 6. NASCAR Amendment

     During the nine months ended September 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line item in our consolidated statement of operations.

Note 7. Restructuring Costs

     We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

     During the three months ended September 30, 2004, we reversed over-accruals relating to leases from prior restructuring provisions in 2002 by $0.6 million.

     The following sets forth the payments made during the nine months ended September 30, 2004, relating to various restructuring activities (in millions):

	Employee
	Severance
	And	Excess
	Benefits	Facilities	Total
Balance, December 31, 2003	$1.5	$6.3	$7.8
Restructuring provision	0.3	0.1	0.4
Cash payments	(1.2)	(4.4)	(5.6)
Reversal of excess provision	(0.6)	(0.9)	(1.5)

Balance, September 30, 2004	$—	$1.1	$1.1

     The outstanding accrual for excess facilities relates to operating lease obligations that continue through 2006.

Note 8. Employee Bonus

     During the three months ended March 31, 2004, we issued 558,640 of our Class A ordinary shares to employees in the United States and the United Kingdom pursuant to our 2003 bonus plan and also made certain cash equivalent bonus payments to employees in other foreign jurisdictions. The final bonus amount actually paid to all employees was less than the bonus accrual provided in fiscal 2003, and so a credit of $0.5 million was recorded in operating expenses in the three months ended March 31, 2004. The compensation committee of our Board of Directors approved a similar bonus plan for 2004, which is based on corporate and individual performance objectives and is being accrued throughout the year.

Note 9. Comprehensive Loss

     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(4.8)	$(11.9)	$(15.7)	$(41.2)
Other comprehensive loss:
Foreign currency translation gains	0.2	0.1	—	—
Unrealized (losses) gains on investments	0.1	(0.1)	(0.1)	(0.2)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	(0.1)	—	(0.3)

Comprehensive loss	$(4.5)	$(12.0)	$(15.8)	$(41.7)

Note 10. Commitments and Contingencies

Operating Leases

     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between December 2004 and March 2016. Total rent expense was $1.4 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively, and $4.1 million and $4.6 million for the nine months ended September 30, 2004 and 2003, respectively. There was no sublease income.

     Future minimum payments under non-cancelable operating leases as of September 30, 2004 were as follows (in millions):

Minimum
Year ending September 30,	Commitments
2004 (remaining three months)	$1.6
2005	6.0
2006	4.6
2007	3.5
2008	3.5
Thereafter	8.6

$27.8

Other Commitments

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of September 30, 2004 were $1.2 million for the remaining three months of 2004 and $3.8 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively.

     As of September 30, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Contingencies

     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. The trial date was set for February 7, 2005.

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies was stayed and the trial schedule was vacated. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing Liberate Technologies’ bankruptcy case. Liberate Technologies has appealed this ruling. We believe that our lawsuit against Liberate Technologies is meritorious, and with the dismissal of the bankruptcy case, we intend to continue vigorously pursuing prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. We have reimbursed Charter for legal expenses that it has incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit without specifically commenting on BI’s motion. In the order, the Court awarded costs to the defendants. On September 27, 2004, BI appealed the District Court’s summary judgment order to the United States Court of Appeals for the Federal Circuit. On October 4, 2004, Charter filed a motion for its attorneys’ fees in addition to the costs already awarded by the Court. Based on the information available to us, we have established a reserve for costs that we expect may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.

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

     Other Matters. In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. During the three months ended September 30, 2004, we agreed to reimburse Charter Communications for legal expenses which it had incurred in connection with certain patent litigation. We intend to seek recovery of these legal fees in connection with the invalidation of the patent-in-suit.

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

Note 11. Related Party Transactions

     On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction in which Liberty Media acquired a controlling ownership stake in us. As of September 30, 2004, Liberty Media’s total ownership represented approximately 32.3% of the economic interest and approximately 79.0% of the voting power of our ordinary shares on an undiluted basis.

     Commencing in August 2002, a subsidiary of Liberty Media provided certain management services for us; this relationship was terminated in February 2004. We reimbursed them for the services based on the estimated percentage of time that various individuals dedicated to the performance of services for us. In addition, we also reimburse them for an allocated portion of their travel and administrative costs and certain specific costs related to OpenTV. We expect in the future that such costs will be primarily related to reimbursement of lease payments for an office facility used by our employees. Total management and other charges from Liberty Media were $0.1 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $0.7 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

     Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.5 million for the three months ended September 30, 2004 and $1.3 million for the nine months ended September 30, 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.

     The services and support revenue from Liberty Media entities was nominal during the three and nine months ended September 30, 2004. We recorded a nominal amount in services and support revenue from Liberty Media entities for the three months ended September 30, 2003 and $1.0 million for the nine months ended September 30, 2003.

     On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000, and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty Media as a dividend equal to the fair value of the shares of $0.2 million during the three months ended March 31, 2004.

     In June 2000, we entered into an employment agreement with James Ackerman, our then current Chief Executive Officer and a member of our Board of Directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. The final 25% of the loan was forgiven in January 2004 and 43,662 Class A ordinary shares were issued. The amounts forgiven annually were reported as compensation expense. The annual grants of Class A ordinary shares were also reported as compensation expense. In May 2004, we and Mr. Ackerman agreed not to renew his employment agreement and Mr. Ackerman stepped down as Chief Executive Officer. As part of that change, Mr. Ackerman agreed to serve as a special advisor to our Chairman for a transitional period during 2004.

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

     Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Europe, Africa and Middle East	$10.4	$7.6	$31.1	$23.3
Americas	3.3	6.9	14.6	18.2
Asia Pacific	2.9	2.6	7.4	6.7

	$16.6	$17.1	$53.1	$48.2

     Americas include United States revenue of $2.5 million and $6.1 million for the three months ended September 30, 2004 and 2003, respectively, and $12.2 million and $15.0 million for the nine months ended September 30, 2004 and 2003, respectively.

     Five major customers accounted for the following percentages of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2004	2003	2004	2003
A	3%	10%	3%	11%
B	0%	10%	5%	11%
C	8%	11%	13%	11%
D	14%	0%	15%	0%
E	10%	4%	9%	5%

     In addition, British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 28% and 10% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 17% and 11% of total revenues for the nine months ended September 30, 2004 and 2003, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB.

     One customer accounted for 19% of net accounts receivable as of September 30, 2004.

     Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Capital expenditures, net:
United States	$0.2	$0.2	$1.1	$1.3
Other countries	0.1	0.6	0.4	0.9

	$0.3	$0.8	$1.5	$2.2

	September 30,	December 31,
	2004	2003
Long-lived assets:
United States	$102.1	$108.0
Other countries	12.5	16.8

	$114.6	$124.8

(1)	Long-lived assets include property and equipment, goodwill, intangible assets and other assets.

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

     We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or cable, satellite and terrestrial network operators once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various software products that we sell.

     As of September 30, 2004, Liberty Media Corporation’s total ownership represented approximately 32.3% of the economic interest and 79.0% of the voting interest of our ordinary shares on an undiluted basis.

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

Revenue Recognition

     We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy we must determine what portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable services and the appropriate pricing for those services. Our assumptions and judgments regarding future services could differ from actual events.

     Professional services revenues from software development contracts, customization services and implementation support are recognized generally on the percentage of completion method. For fixed bid contracts under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs subject to milestones and deliverables as stated in the contracts. The actual results could differ from the percentage estimates by the time a project is completed.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently we have a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Adjustments may be required in the future if we determine that an amount of deferred tax assets can be realized.

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

Impairment of Goodwill and Other Intangible Assets

     Our goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and in the case of goodwill, annually. In assessing the recoverability of our goodwill and other intangible assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is revenue growth. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

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

Three Months and Nine Months Ended September 30, 2004 and 2003

Revenues

     Revenues for the three months ended September 30, 2004 were $16.6 million, a decrease of 3%, or $0.5 million, from $17.1 million in 2003. Revenues for the nine months ended September 30, 2004 were $53.1 million, an increase of 10%, or $4.9 million, from $48.2 million for the same period in 2003. Revenues by line item were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Royalties	$9.3	56%	$6.8	40%	$28.9	54%	$18.7	39%
Services, support and other	3.0	18%	6.7	39%	12.0	23%	17.3	36%
Fees and revenue shares	3.3	20%	3.0	18%	9.9	19%	9.3	19%
License fees	1.0	6%	0.6	3%	2.3	4%	2.9	6%

Total Revenues	$16.6	100%	$17.1	100%	$53.1	100%	$48.2	100%

     Royalties. We derive royalties from the sale of set-top boxes and other products that incorporate our software. These royalty payments are typically paid to us either by the set-top box manufacturers or the network operators around the world that use or deploy that software. Royalty revenues are dependent on continued deployment of set-top boxes by existing customers, upgrades to newer versions of our software by existing customers and new customers launching our technologies in their systems. Should set-top box deployments and software upgrades by existing customers slow or the acquisition of new customers not occur, our royalty revenues would be negatively impacted in future years. As there are a limited number of network operators capable of deploying interactive television on a large-scale basis, we expect that our ability to achieve incremental royalty revenues could diminish in future years.

     We typically recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software.

     Royalties for the three months ended September 30, 2004 were $9.3 million, an increase of 37%, or $2.5 million, from $6.8 million in 2003. Sky Italia, the largest pay-per-view operator in Italy, with which we signed a network license agreement in the prior quarter, accounted for an increase of $1.8 million and royalties from manufacturers that sell set-top boxes to BSkyB accounted for an increase of $0.9 million. Royalties from our integrated browser, which is incorporated in certain digital TV sets distributed within Japan, accounted for an increase of $0.9 million. Revenues from a significant customer were $0.8 million less in the three months ended September 30, 2004 compared to the same period in the prior year. That decline resulted from a timing difference caused by a late royalty report If the report had been received prior to September 30, 2004, royalties for the third quarter of 2004 would have been $1.6 million higher. We will recognize that revenue in the fourth quarter of 2004. In addition, other manufacturers accounted for a decrease in royalties of $0.3 million.

     Royalties for the nine months ended September 30, 2004 were $28.9 million, an increase of 55%, or $10.2 million, from $18.7 million in 2003. Sky Italia accounted for $6.8 million of that increase. Royalties from our integrated digital TV browser accounted for an increase of $1.9 million. The manufacturers that sell set-top boxes to

BSkyB accounted for an increase of $0.1 million, after taking into account a credit of approximately $1.3 million for the nine months ended September 30, 2004 for the over-reporting by one of these manufacturers of shipments relating to 2002 and 2003. EchoStar accounted for an increase of $0.9 million and other manufacturers accounted for an increase of $0.5 million. Royalty revenue from EchoStar is deferred and amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. Until we are able to recognize that royalty revenue, amounts that we receive from EchoStar are recorded as deferred revenue in our consolidated balance sheet.

     Sky Italia accounted for $7.5 million, or 26%, of royalties for the nine months ended September 30, 2004; EchoStar accounted for $5.9 million, or 20%, and four of our customers who sell set-top boxes to BSkyB accounted for $5.1 million, or 18%.

     Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the three months ended September 30, 2004, revenues in this category were $3.0 million, a decline of 55%, or $3.7 million, from $6.7 million in 2003. Service revenues from one of our customers declined by $1.0 million from the same period in the prior year as a result of the expiration of certain minimum commitments we had for providing professional services. The remaining decrease was attributable to decreased consulting work for several customers and the termination of maintenance and support payments by some customers.

     For the nine months ended September 30, 2004, revenues in this category were $12.0 million, a decline of 31%, or $5.3 million, from $17.3 million in 2003. Service revenues from one of our customers declined by $3.0 million from the same period in the prior year as a result of the expiration of certain minimum commitments we had for providing professional services. There was also decreased work for other customers and lower maintenance and support payments. The remaining decrease was attributable to decreased consulting work for several customers and the termination of maintenance and support payments by some customers.

     We currently expect our revenues in this category to continue to decline unless we are successful in obtaining additional professional services engagements.

     Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services. For the three months ended September 30, 2004, revenues in this category were $3.3 million, an increase of 10%, or $0.3 million, from $3.0 million in 2003. Net betting and gaming revenues, resulting from the acquisition of BettingCorp in the third quarter of 2003, accounted for an increase of $0.4 million, while other items decreased by $0.1 million.

     For the nine months ended September 30, 2004, revenues in this category were $9.9 million, an increase of 6%, or $0.6 million, from $9.3 million in 2003. Net betting and gaming revenues derived from BettingCorp accounted for an increase of $1.2 million, while advertising decreased by $0.5 million.

     License Fees. We derive license fees from the licensing of products such as OpenTV Streamer, OpenTV Software Developers Kit and various applications. For the three months ended September 30, 2004, revenues in this category were $1.0 million, an increase of 67%, or $0.4 million, from $0.6 million for the same period in 2003. For the nine months ended September 30, 2004, revenues in this category were $2.3 million, a decrease of 21%, or $0.6 million, from $2.9 million for the same period in 2003. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter.

Operating Expenses

     Our total operating expenses for the three months ended September 30, 2004 were $22.7 million, a decrease of 22%, or $6.3 million, from $29.0 million for the same period in 2003. Our total operating expenses for the nine months ended September 30, 2004 were $71.1 million, a decrease of 20%, or $17.7 million, from $88.8 million for the same period in 2003. ACTV and BettingCorp, which we acquired in July and August 2003, respectively, collectively accounted for $2.9 million and $9.6 million of operating expenses for the three months and nine months ended September 30, 2004.

     Operating expenses by line item were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Cost of revenues	$8.1	49%	$13.5	79%	$27.4	52%	$36.6	76%
NASCAR Amendment	—	0%	—	0%	(4.6)	(9%)	—	0%
Research and development	7.3	44%	5.7	33%	21.2	40%	15.2	31%
Sales and marketing	3.5	21%	4.3	25%	11.2	21%	13.4	28%
General and administrative	3.7	22%	4.2	25%	13.9	26%	12.8	26%
Restructuring costs	(0.6)	(3%)	0.1	1%	(1.1)	(2%)	7.1	15%
Amortization of intangible assets	0.7	4%	1.2	7%	3.1	6%	3.7	8%

Total Operating Expenses	$22.7	137%	$29.0	170%	$71.1	134%	$88.8	184%

     Cost of revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, amortization of developed and purchased technology, and amortization of patents.

     Cost of revenues for the three months ended September 30, 2004 were $8.1 million, a decrease of 40%, or $5.4 million, from $13.5 million for the same period in 2003. ACTV and BettingCorp collectively accounted for a decrease of $0.8 million and Wink Communications accounted for a decrease of $2.0 million. The amortization period for certain patents and developed technology expired during the period, accounting for a decrease in amortization of patents and developed technology of $2.3 million. Other costs accounted for the remaining decrease of $0.3 million.

     Cost of revenues for the nine months ended September 30, 2004 were $27.4 million, a decrease of 25%, or $9.2 million, from $36.6 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $1.9 million. That increase was offset by a decrease of $5.4 million in costs related to Wink Communications and a decrease of $5.2 million related to patents and developed technology which had been fully amortized. Cost of revenues for the nine months ended September 30, 2003 included a credit of $1.2 million in respect of a contract settlement with BSkyB for bandwidth. Other costs accounted for a decrease of $1.7 million.

     NASCAR Amendment. During the nine months ended September 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by us. This item has been shown as a separate line item in our condensed consolidated statement of operations.

     Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and applications products.

     Research and development expenses for the three months ended September 30, 2004 were $7.3 million, an increase of 28%, or $1.6 million, from $5.7 million for the same period in 2003. ACTV and BettingCorp collectively accounted for a decrease of $0.5 million. The remaining increase of $2.1 million was attributable to a reallocation of staff from operations to research and development and also to certain salary increases.

     Research and development expenses for the nine months ended September 30, 2004 were $21.2 million, an increase of 39%, or $6.0 million, from $15.2 million for the same period in 2003. ACTV and BettingCorp collectively accounted for an increase of $2.2 million. The remaining increase of $3.8 million was attributable to a reallocation of staff from operations to research and development and also to salary increases.

     We believe that research and development spending is critical to remaining competitive in the marketplace. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are adequate to develop our technologies and product offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses and related overhead costs, and travel costs.

     Sales and marketing expenses for the three months ended September 30, 2004 were $3.5 million, a decrease of 19%, or $0.8 million, from $4.3 million for the same period in 2003. There was a decrease of $1.4 million in market development funds primarily as a result of the expiration of an agreement with DirecTV in December 2003. ACTV and BettingCorp collectively accounted for an increase of $0.1 million and trade shows and other marketing programs accounted for an increase of $0.5 million.

     Sales and marketing expenses for the nine months ended September 30, 2004 were $11.2 million, a decrease of 16%, or $2.2 million, from $13.4 million for the same period in 2003. There was a decrease of $3.1 million in market development funds primarily as a result of the expiration of an agreement with DirecTV. ACTV and BettingCorp collectively accounted for an increase of $0.7 million and there were increases in other marketing programs of $0.2 million.

     General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, litigation, provision for doubtful accounts and fees for professional services.

     General and administrative expenses for the three months ended September 30, 2004 were $3.7 million, a decrease of 12%, or $0.5 million, from $4.2 million in 2003. The provision for doubtful accounts accounted for a decrease of $0.2 million and other expenses accounted for a decrease of $0.3 million.

     General and administrative expenses for the nine months ended September 30, 2004 were $13.9 million, an increase of 9%, or $1.1 million, from $12.8 million for the same period in 2003. Litigation costs accounted for an increase of $2.6 million. There was a reduction in the provision for doubtful accounts of $0.7 million and other expenses accounted for a decrease of $0.8 million.

     Restructuring Costs. For the three months ended September 30, 2004, we reversed over-accruals relating to leases from prior restructuring provisions in 2002 by $0.6 million. For the three months ended September 30, 2004, we reversed over-accruals from prior restructuring provisions by $1.5 million and had a provision of $0.4 million for a workforce reduction of 5 people in our PlayJam operations in France, resulting in a net credit for restructuring of $1.1 million.

     For the nine months ended September 30, 2003, total restructuring costs were $7.1 million. We reduced our workforce in France by approximately 70 people, abandoned an office lease and wrote-down fixed assets.

     Amortization of Intangible Assets. For the three months ended September 30, 2004, amortization of intangible assets was $0.7 million, a decrease of 42 % or $0.5 million, from $1.2 for the same period in 2003. For the nine months ended September 30, 2004, amortization of intangible assets was $3.1 million, a decrease of 16% or $0.6 million, from $3.7 million for the same period in 2003. The decreases were due to the expiration of the amortization period for certain intangibles.

Interest Income, Other Income, Other Expense and Minority Interest

     As a result of continued low interest rates in the United States, coupled with a decrease in our investment portfolio, interest income for the three months ended September 30, 2004 was $0.2 million compared with $0.4 million for the same period in 2003. Interest income for the nine months ended September 30, 2004 was $0.6 million compared with $1.3 million for the same period in 2003.

     For the three months ended September 30, 2004, other income was $0.6 million due to the settlement of certain litigation. For the nine months ended September 30, 2004, other income was $0.5 million compared with other expense of $1.1 million for the same period in 2003. In the prior year there was a settlement of a dispute we assumed in connection with our acquisition of Wink, which resulted in other expense of $0.9 million.

Income Taxes

     We had United States federal tax loss carryforwards of approximately $300 million as of December 31, 2003. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. For the three months ended September 30, 2004, we recorded an income tax benefit of $0.5 million primarily due to a tax refund in the United Kingdom and the reversal of a previously recorded tax liability following the expiration of the statute of limitations. This compares with a tax provision of $0.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded an income tax benefit of $1.1 million primarily due to tax refunds in the United Kingdom, a favorable settlement of a tax audit in France, and the reversal of a previously recorded tax liability following the expiration of the statute of limitations. This compares with a tax provision of $0.9 million for the nine months ended September 30, 2003.

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

     As of September 30, 2004, we had cash and cash equivalents of $41.3 million, which was a decrease of $6.4 million from the balance at December 31, 2003. Taking into account short-term and long-term marketable debt securities of $10.6 million, our cash, cash equivalents and marketable debt securities were $51.9 million as of September 30, 2004, compared with $73.5 million as of December 31, 2003. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.

     Due to our continuing operating losses and increases in accounts receivable, cash used in operating activities was $22.9 million for the nine months ended September 30, 2004, a reduction of $10.7 million from the $33.6 million of cash we used in operating activities for the nine months ended September 30, 2003.

     Cash provided from investing activities was $13.6 million for the nine months ended September 30, 2004, primarily due to the net sale of marketable debt securities. For the nine months ended September 30, 2003, the cash provided from investing activities was $38.9 million. Capital expenditures were $1.5 million for the nine months ended September 30, 2004 compared with $2.2 million for the nine months ended September 30, 2003.

     Cash provided from financing activities was $3.0 million for the nine months ended September 30, 2004, compared with $0.8 million for nine months ended September 30, 2003. The amount for 2004 represented proceeds from issuance of ordinary shares from exercise of stock options. The amount for 2003 primarily represented a capital contribution.

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

    Commitments and Contractual Obligations

     Information as of September 30, 2004 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period
					Due in
			Due in	Due in	2009
	Total	Due in 2004	2005-2006	2007-2008	or after
Operating lease obligations	$27.8	$1.6	$10.6	$7.0	$8.6
Non-cancelable purchase obligations	9.1	1.2	3.9	4.0	—

Total contractual obligations	$36.9	$2.8	$14.5	$11.0	$8.6

     In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of September 30, 2004 were $1.2 million for the remaining three months of 2004 and $3.8 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively.

     As of September 30, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties and we had $10.0 million of marketable debt securities pledged with a bank for foreign exchange facilities.

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

Indemnification

     In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. During the three months ended September 30, 2004, we agreed to reimburse Charter Communications for legal expenses which it had incurred in connection with certain patent litigation. We intend to seek recovery of these legal fees in connection with the invalidation of the patent-in-suit. For further details see Note 10 to the condensed consolidated financial statements.

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

We have historically derived a significant percentage of our revenues from licensing our core middleware product to network operators. Our opportunities for future revenue growth with that product are limited by the actual number of worldwide network operators and by technology decisions they make from time to time.

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

     We expect over the next several years to develop extensive interactive content and applications, including gaming channels, addressable and targeted advertising and programming synchronous applications. The market for interactive content and applications is still nascent and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of interactive content and applications will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market that content and those applications effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those products will be affected to a large degree by network operators. If network operators determine that our interactive content and applications do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that network operators fail to renew or enter into new or expanded contracts with us for provision of interactive content (such as our enhanced interactive television service) and applications (such as the PlayJam channel), we will be unable to maintain or increase the level of distribution of our interactive content and applications and the associated revenue from those offerings. Moreover, due to global economic conditions, network operators may slow down their deployment of new content and applications offerings, and such actions would negatively impact our revenue. Accordingly, our ability to generate substantial revenues from our interactive content and applications offerings is uncertain.

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

We continue to evaluate our business opportunities and to implement structural and other changes that affect the conduct of our worldwide business operations. As we continue to align our resources appropriately with our evolving business, we may face unintended consequences or suffer adverse effects on our operations or personnel.

     In addition to the integration and consolidation efforts that we have undertaken in response to our various acquisitions, we continue our efforts to streamline our worldwide operations and reduce our operating expenses. In this regard, we continue to undertake efforts to consolidate our operations, close and relocate various offices around the world, divest non-strategic assets and reduce our headcount. These initiatives may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and diminished performance. Reductions in personnel, both anticipated and unanticipated, could materially and adversely impact our sales and marketing efforts, research and development efforts, and our professional services and general and administrative functions.

     In conjunction with these initiatives, we have engaged and are continuing to engage in a review of our operations with a view towards improving our business performance. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our old strategies and processes. This may adversely affect our business, results of operations and future prospects.

We may be unable in the future to raise additional capital required to support our operating activities.

     We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of September 30, 2004, we had $51.9 million of cash, cash equivalents and marketable debt securities. We used approximately $22.9 million in cash for operating activities during the nine months ended September 30, 2004 and $42.5 million during the fiscal year ended December 31, 2003. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

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

     There has been a worldwide trend of consolidation in the cable and direct broadcast satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, Comcast Corp., a cable network operator, and Gemstar-TV Guide International Inc., a media and technology company, recently formed a joint venture called Guideworks to develop an interactive programming guide for the cable television industry. While the full impact of this trend is uncertain at the present time, we will need to adapt to changing relationships with industry participants and address competitive concerns that may arise as companies consolidate. If we are unable to successfully manage these changing relationships and address these competitive concerns, our business and results of operations may be adversely affected.

Unanticipated fluctuations in our quarterly operating results could affect our stock price.

     We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the market price of our publicly-traded securities could be negatively affected. Our quarterly operating results have varied substantially in the past and they may vary substantially in the future depending upon a number of factors described below, including many that are beyond our control.

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

     Because a high percentage of our expenses, particularly compensation, is fixed in advance of any particular quarter, any of the factors listed above could cause significant variations in our earnings on a quarter-to-quarter basis. You should not rely on the results of prior periods as an indication of our future performance. Any decline in revenues or a greater than expected loss for any quarter could cause the market price of our publicly-traded securities to decline.

A significant portion of our senior management team is new. If they are unable to work together effectively, we may not be able to execute our business plan.

     Our business is highly dependent on the ability of our senior management team to work together effectively to execute our business plan. Our management team has changed significantly over the past year. In March 2004, James Chiddix was appointed Chairman of our board of directors and assumed the additional role of Chief Executive Officer in May 2004. In addition, several of our other senior executives in important operational and administrative roles joined us since the last half of 2003. These individuals and our existing management team have not previously worked together. If they are unable to effectively integrate themselves into our business or work together as a management team, we may not be able to manage our business effectively.

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

     Many of our and our subsidiaries’ agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use their products. If it is determined that our products infringe any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities, which may adversely affect our business, financial condition and operating results.

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

Changes to current accounting policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported financial results or the way in which we conduct our business and could make it difficult for investors to assess properly our financial condition or operating results.

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	Software revenue recognition;

•	Accounting for stock-based compensation; and

•	Accounting for goodwill and other intangible assets.

     As a software company, our revenue recognition policy, in particular, is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred. As a result, we may receive cash from a customer but not be able to recognize the revenue associated with that cash for some period of time under applicable accounting rules. This results in our recording the cash as “deferred revenue” on our balance sheet. Because different contracts may require different accounting treatment, it may be difficult for investors to properly assess our financial condition or operating results unless they carefully review all of our financial information, including our statement of operations, our balance sheet and our statement of cash flows.

We are engaged in a comprehensive effort to comply with various aspects of Section 404 of the Sarbanes-Oxley Act of 2002 concerning internal control over financial reporting. In the event we are unable to satisfy completely the regulatory requirements of such act, or if, upon implementation, our internal control over financial reporting is not effective, the reliability of our financial statements could be implicated and, ultimately, our financial results and our stock price could suffer.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this new statute, our management must assess and issue a report concerning our internal control over financial reporting, and our independent registered public accountant must issue an opinion on management’s assessment of those matters, including potentially identifying weaknesses. The rules governing the standards that must be met for management to assess the internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. We have prepared an internal plan of action for compliance, which includes a timeline and schedule for completing our evaluation. Our efforts to comply with the rules and regulations have required, and will continue to require, the commitment of significant financial and managerial resources. As we evaluate our controls and procedures, and introduce new or revised ones, the testing of those controls and procedures or remediation efforts, if any, that may be required may take significant time and require significant managerial effort which could extend beyond December 31, 2004. Financial reports issued for fiscal years ending after November 15, 2004 will be the first reports issued under this new oversight regime. We do not have extensive insight, or any historical experience, as to the precise nature and content of these reports or the nature and content of the opinions on managements' assessments that accountants may deliver. As a result, we cannot be certain of the possible effects the issuance of these reports or opinions, or the ongoing implementation of Section 404 may have on public companies, including our own, or financial markets in general.

     While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain, because of the absence of precedent, as to the timing of the completion of our evaluation, testing and remediation actions or the impact of those matters on our operations. We continue to evaluate our internal control over financial reporting with the assistance of the independent consultants we have engaged to help us establish and document appropriate procedures. In connection with this process, we have discovered certain aspects of our internal control over financial reporting that we intend to address and modify, although we do not believe that any of these matters, to date, indicate a material weakness based on information available to us as of the date of this report. As we complete our assessment of our internal control over financial reporting for the year 2004, some or all of these, or other matters, may rise to the level of a significant deficiency or a material weakness. In addition, as we complete our assessment of our internal control over financial reporting, internal control deficiencies may be identified through our assessment process. Our evaluation of our internal control over financial reporting remains ongoing, and, accordingly, we, including our Chief Executive Officer and Chief Financial Officer, who are responsible for certifying our financial statements, may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

     If we fail to timely complete our evaluation under the Sarbanes-Oxley Act, or if we cannot favorably assess the effectiveness of our internal control over financial reporting or we or our independent registered public accountant identify material weaknesses in those controls, investor confidence and share value may be adversely affected.

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

     We develop and market gaming and gambling applications for interactive television based on technologies and know-how that we acquired through BettingCorp. In many jurisdictions throughout the world, the laws regulating gaming and gambling, particularly through media such as interactive television and the Internet, are highly uncertain and subject to frequent change. The penalties in many jurisdictions include both civil and criminal penalties. While we continually assess the laws and regulations regarding gaming and gambling ventures, and engage special outside legal counsel to assist in that process, we cannot be certain that our interpretation of, or the advice that we receive from outside professionals with respect to, those laws will necessarily be the only possible interpretation. The costs associated with that evaluative process are not, and will not be, insignificant. In the event, that we are incorrect in our interpretation of certain laws or regulations, we may be subject to penalties. Moreover, we may be required to make significant changes to our business, if those laws or regulations change in ways that we do not anticipate or expect. The uncertainty inherent in these matters, the changing nature of these laws and regulations, and the significant costs associated with our ongoing evaluation of those laws and regulations, may adversely affect our business over time. If we do not believe that we can legally and effectively launch gaming and gambling applications, our future growth may be impaired.

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

     Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 32.3% of the economic interest and 79.0% of the voting power of our ordinary shares outstanding as of September 30, 2004. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

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

     Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of September 30, 2004, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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

     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2004 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of	Fair Value	Valuation of	Valuation of
	Securities if	as of	Securities if	Securities if
	Interest Rates	September	Interest Rates	Interest Rates
Issuer	Decrease 1%	30, 2004	Increase 1%	Increase 2%
U.S. government and agencies	$5,074	$5,012	$4,899	$4,814
State and local governments in the U.S.	—	—	—	—
Corporate notes and bonds	3,681	3,601	3,532	3,461
Non-U.S. government	—	—	—	—
Certificate of deposit	2,039	2,000	1,962	1,925

	$10,794	$10,613	$10,393	$10,200

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

Private Investment Risk

     We have historically invested in equity securities and debt obligations of certain privately-held companies that are in the start-up or development stages. These investments are inherently risky as the market for the technologies, products and services these companies have under development may never materialize, and we could incur the loss of a portion or all of our investments in these privately-held companies. As part of the ACTV acquisition, we acquired a private equity investment with a value of $4 million. The total of our private equity investments as of September 30, 2004 consisted of this single investment that continued to be valued at $4 million.

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

     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the quarter ending September 30, 2004. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     We regularly review and implement improvements to our systems of internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2004 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate our internal control over financial reporting with the assistance of the independent consultants we have engaged to help us establish and document appropriate procedures. In connection with this process, we have discovered certain aspects of our internal control over financial reporting that we intend to address and modify, although we do not believe that any of these, to date, indicates a material weakness based on information available to us as of the date of this report. As we complete our assessment of our internal control over financial reporting for the year 2004, some or all of these, or other matters, may rise to the level of a significant deficiency or a material weakness. In addition, as we complete our assessment of our internal control over financial reporting, internal control deficiencies may be identified through our assessment process. As we evaluate our controls and procedures, and introduce new or revised ones, the testing of those controls and procedures or remediation efforts, if any, that may be required may take significant time and require significant managerial effort which could extend beyond December 31, 2004. We provide updates to our Audit Committee with respect to each of these matters. Our evaluation of our internal control over financial reporting remains ongoing, and, accordingly, we, including our Chief Executive Officer and Chief Financial Officer, who are responsible for certifying our financial statements, may make additional conclusions and take additional actions, from time to time, as we may deem necessary or desirable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit is pending in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003. The trial date was set for February 7, 2005.

     On May 3, 2004, Liberate Technologies filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies was stayed and the trial schedule was vacated. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing Liberate Technologies’ bankruptcy case. Liberate Technologies has appealed this ruling. We believe that our lawsuit against Liberate Technologies is meritorious, and with the dismissal of the bankruptcy case, we intend to continue vigorously pursuing prosecution of our claims against Liberate Technologies. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.

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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation.. We have reimbursed Charter for legal expenses that it has incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit without specifically commenting on BI’s motion. In the order, the Court awarded costs to the defendants. On September 27, 2004, BI appealed the District Court’s summary judgment order to the United States Court of Appeals for the Federal Circuit. On October 4, 2004, Charter filed a motion for its attorneys’ fees in addition to the costs already awarded by the

Court. Based on the information available to us, we have established a reserve for costs that we anticipate may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.

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

     Other Matters. From time to time in the ordinary course of our business, we are also party to other legal proceedings or receive correspondence regarding potential or threatened legal proceedings. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in our results of operations, legal proceedings are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

     The estimate of the potential impact on our financial position or overall results of operations for any of the legal proceedings described in this section could change in the future.

ITEM 6. EXHIBITS

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

OpenTV Corp.
Date: November 9, 2004	By:	/s/ Richard Hornstein
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