Form 10-K
period 2004-12-31
OPENTV CORP
filed 2005-03-16
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-15473

OpenTV Corp.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Sacramento Street San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(415) 962-5000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A ordinary shares, no par value
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Class A ordinary shares of the Registrant held of record by non-affiliates of the Registrant as of June 30, 2004, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq National Market as of the close of trading on June 30, 2004, was approximately $188,457,915. For purposes of this calculation, the directors and executive officers of the Registrant as of June 30, 2004 and the holders of record of 10% or more of any class of the Registrant’s ordinary shares outstanding as of June 30, 2004 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the Registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.
      As of February 28, 2005, the Registrant had outstanding (not including 76,237 Class A ordinary shares held in treasury):
92,313,405 Class A ordinary shares; and
30,631,746 Class B ordinary shares.

OPENTV CORP.
2004 ANNUAL REPORT ON FORM 10-K
OpenTV, the OpenTV logo and our product names are trademarks or registered trademarks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product names mentioned herein may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.
PART I

Item 1.	Business
Overview
      We are one of the world’s leading providers of software, applications and professional services for interactive and enhanced television. We have traditionally provided the core software and related technologies that permit cable, satellite and digital terrestrial operators, which we refer to as “network operators,” television programmers and advertisers to offer viewers interactive and enhanced television experiences. As of December 31, 2004, we had deployed our software solutions with 44 network operators and had more than 50 million digital set-top boxes embedded with our software and technologies worldwide. We also develop interactive applications for digital television that may be deployed with or without our middleware software.
      Our interactive software and applications allow our customers to differentiate their video service offerings and enhance viewer retention. We believe they will also help enable the use of television for gaming, commerce, information retrieval, entertainment services and similar purposes. Our international footprint, with the millions of set-top boxes in which our software is deployed, should also provide us, over time, with a strong foundation to develop revenue generating applications and other products that leverage off of that embedded software. In addition, as we witness the distribution of digital content across multiple platforms, we have begun to extend our products, technologies and applications beyond the cable, satellite and digital terrestrial network operators with whom we have been traditionally engaged. For example, we are developing technologies for Internet protocol television, or “IPTV,” for broadband network operators, including telecommunications and cable operators; we are also creating technology that enables our customers to distribute content and applications to consumers’ set-top boxes, home networks and other devices, including portable and wireless devices.
      Our basic technologies enable network operators to manage the creation and delivery of interactive and enhanced television services to their subscribers across multiple models of set-top boxes and within numerous network infrastructures. We provide our technologies, interactive content and applications and professional services in more than 95 countries. Major set-top box manufacturers incorporate our software directly into over 100 different set-top box models, which allows our solutions to be easily activated by network operators upon deployment. Our “core” technology platform, which we refer to as “middleware,” permits network operators to maintain a consistent user experience for their subscribers irrespective of the set-top box or boxes that may be deployed within a subscriber’s home and the source of the video signal transmitted to that subscriber’s home, whether transmitted by cable, satellite or terrestrial means, or, even, most recently, over

IPTV. Our middleware also allows our customers, including programmers and advertisers, to develop applications once, without the need to rewrite those applications for different hardware environments, and offers network operators many other efficiencies in managing their business. We continue to evolve our middleware to enhance the features that we offer. We are developing enhancements to our personal video recorder, or “PVR,” solutions that retain interactive content for future playback simultaneously with the recorded broadcast. We are also developing PVR enhancements that will enable recording of high definition television and distribution of protected content to other devices in the home network. In addition, we offer applications that allow network operators to manage the trafficking and billing of their commercials; provide targeted and addressable advertising solutions and research technologies, which detail how viewers engage and interact with programs and advertisements; and enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and other interactive services. We also provide interactive gaming services, such as play-for-prizes and fixed odds gaming.
      As part of our business, we also offer professional engineering and consulting services to help implement and coordinate the launch, integration and customization of the technologies and products that we provide. We can manage entire interactive television projects, with complete end-to-end digital programming solutions, or simply provide assistance with discrete integration projects or development activities. We believe that our extensive experience in the interactive television sector makes these services especially attractive to our customers as they seek to leverage our institutional knowledge and practical perspective.
      In 2004, we organized our engineering and marketing groups into two principal operating units: our “middleware and integrated technologies” group, with responsibility for our middleware and the technologies that are customarily integrated as “extensions” of that middleware, and our “applications” group, with responsibility for our applications and related technologies and products. We operate our BettingCorp UK Ltd. subsidiary, and its related companies, on a stand-alone basis. BettingCorp provides back-end server technology to support participation television, allowing viewers to participate in real time with quiz shows, lotteries and similar programs, and also provides casino type wagering applications. It has developed and markets our “Ultimate One” platform, which provides the underlying technology that allows for multiplatform applications and permits us to offer these applications through television, wireless devices and the Internet. Also, in 2004, to address our customers’ needs more effectively, we created regional operating groups that are responsible for customers within their geographic areas: North American Satellite; North American Cable; Europe, Middle East and Africa; and Asia Pacific.
      We have invested significant resources in developing our software solutions and believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television and certain other methods of distribution. We believe that we have established an industry leading technology position, and, as of December 31, 2004, had 91 patents issued in the United States, 361 patents issued outside of the United States and 730 patent applications pending throughout the world.
      Liberty Media Corporation beneficially owns an approximately 32.2% economic interest in our company, which because of its ownership of approximately 99.6% of our super-voting Class B ordinary shares, provides it with an approximate 78.9% voting interest in our company, in each case based on the number of our ordinary shares outstanding as of December 31, 2004. As a result of that voting power, Liberty Media has the ability to elect all of the members of our board of directors and, subject to applicable law and stockholder agreements, the right to approve or disapprove all matters presented to a vote of our stockholders. Liberty Media initially acquired its controlling interest in our company in August 2002 in a transaction with our former controlling shareholder, MIH Limited. Liberty Media is a holding company, which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. In addition, companies in which Liberty Media owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services and (iii) telephony and other technology ventures. From time to time, we have entered into commercial relationships with Liberty Media affiliates and expect to continue to do so in the future if advantageous opportunities become available.
      We are incorporated in the British Virgin Islands.

Our Operating Businesses
      In 2004, we began to manage our principal business through two operating units, middleware and integrated technologies and applications. We also manage BettingCorp, and its related businesses and technologies, on a standalone basis.

Middleware and Integrated Technologies
      Our middleware and integrated technologies provide a common platform for network operators, set-top box and other manufacturers of consumer electronics devices, programmers, content producers, advertisers and interactive application developers to create, deliver and manage interactive and enhanced television applications and content for various digital television environments and network architectures. Our software enables interactive content and applications to run on cable, satellite and digital terrestrial networks, and, with the development of our IPTV solution, the networks of telecommunications and other broadband companies that use Internet protocol for distribution purposes. It also allows interactive content and applications to run on various set-top boxes and through other products manufactured by a multitude of vendors.
      We have historically derived nearly all of our revenues from the licensing of our middleware and integrated technologies. Over time, our middleware has been extended to support various integrated extensions, including on-screen email, short messaging services, or SMS, and chat services, interactive weather applications that permit viewers to obtain local weather information, as well as news, sports and enhanced programming. We have also developed mosaic applications as extensions of our middleware that provide multiple camera angles and audio feeds delivered through a single television screen. Our mosaics have been used by operators to present events such as EchoStar Communications Corp.’s multi-screen showcase for the 2004 Summer Olympics, which allowed EchoStar to provide viewers with a single screen that simultaneously displayed Olympic events airing on various NBC networks, such as NBC, CNBC and MSNBC. Our integrated technologies offer operators and programmers many other services that transform the conventional television into a more compelling source of information and entertainment. We generally realize revenues through one-time royalty payments and ongoing license fees. We also may seek, in the future, to derive more of our revenues from those product offerings through subscriber-based fee or revenue sharing arrangements.
      As of December 31, 2004, we had deployed our software solutions and technologies to 44 network operators throughout the world, and had more than 50 million digital set-top boxes embedded with our software and technologies.
      In addition to the software and technologies that we integrate on set-top boxes, we also offer technologies that are deployed at the network operator’s head end. We provide enterprise solutions that more effectively integrate the software in a set-top box with the operator’s, programmer’s and advertiser’s back-end systems. Additionally, we have development tools that permit users to create, test and deliver interactive content and applications.
      Our middleware and integrated technologies consist of the following solutions:
      OpenTV Embedded Set-top Box Solutions. Our primary software offering has historically been installed mainly in set-top boxes and serves as the gateway for delivering and managing interactive and enhanced television to viewers.
      OpenTV Embedded Set-top Box Solutions consist of OpenTV Core and OpenTV Device Mosaic, as described below:
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
      The following features and functions are supported by OpenTV Core:

•	Basic and Advanced Set-top Boxes. OpenTV Core can operate with the relatively limited processing power and memory found in most mass-market digital set-top boxes currently deployed by network operators. OpenTV Core is also suitable for more advanced digital set-top boxes expected to be deployed in the future, which contain increased processing power and memory. This capability permits us to offer technical solutions that address the limited capabilities of many set-top boxes that are currently deployed by various network operators, while simultaneously offering a solution that will position network operators to take advantage of more powerful set-top boxes in the future.

•	Personal Video Recording. Our OpenTV PVR Package is an extension to OpenTV Core that allows network operators to deliver advanced personal video recording services to their subscribers, including the ability to record multiple broadcast or on-demand programs simultaneously and play back those programs using VCR-style controls such as pause, fast forward and rewind, on set-top boxes that contain internal hard drives. We are developing PVR technology to enable both series recording and the recording of an interactive TV broadcast that retains interactive content for future playback simultaneously with the recorded broadcast. We are also developing applications for a PVR environment that operate with interactive content. We recently launched our PVR 1.0 solution for FOXTEL, the largest pay-TV provider in Australia.

•	HTML Applications. Our OpenTV HTML Package is an extension to OpenTV Core, which allows network operators to deliver existing Web-based HTML and JavaScript content to their subscribers through a digital set-top box.

•	Connectivity. OpenTV Core provides solutions for broadcast or point-to-multipoint networks as well as high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common interactive television-related communication protocols, including the DOCSIS communications protocol, which provides a data return channel for cable modem set-top boxes that enables viewers to retrieve information from the Internet at broadband speed.

•	Localization. OpenTV Core supports text input and presentation of substantially all languages in common use, including double byte Asian languages, and allows for localization of interactive television services for different countries.

•	OpenTV Measure. OpenTV Core is being extended to enable network operators, programmers and advertisers to collect information and data regarding viewer preferences, viewing habits and other analytical information that helps to assess the efficacy of programming and advertising.

•	OpenTV IPTV Solution. OpenTV is developing an IPTV solution based on the OpenTV Core 2.0 and PVR 2.0 platforms for cable, satellite and telecommunications operators. OpenTV Core IPTV Edition will be an extension to OpenTV Core which allows cable, satellite and telecommunications operators to deliver existing digital television services via two-way broadband IP networks, including broadcast TV programming, on-demand programming, PVR services, interactive TV services and downloadable applications. OpenTV Core with IPTV extensions will provide cable television operators the ability to seamlessly extend their existing digital TV services to new broadband IP customers using the same broadcast, Video-on-Demand, billing and conditional access systems already in place, and will provide telecommunications operators the ability to enter the digital TV market with a stand-alone IPTV solution.
      OpenTV Device Mosaic. OpenTV Device Mosaic is a customizable, stand-alone Internet browser designed specifically for information appliances other than personal computers. OpenTV Device Mosaic supports HTML, Broadcast Markup Language, or BML, and JavaScript based applications and is optimized and designed for advanced products and applications. We have developed an integrated browser with

Matsushita Electric Company, one of Japan’s largest consumer electronics companies, which has been incorporated into certain Panasonic branded digital television sets shipped within Japan since September 2003.
      OpenTV Enterprise Solutions. OpenTV Enterprise Solutions consist of OpenTV Account, OpenTV Advertise, OpenTV Automate, OpenTV Gateway, OpenTV H20, OpenTV Notify, OpenTV Publisher, and OpenTV Streamer. These software components are installed at a network operator’s broadcast facility, cable headend or backoffice to enable the creation, management and delivery of interactive and enhanced television services, secure commerce and communication applications and advertising to OpenTV powered set-top boxes.
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
      OpenTV Automate. We are developing OpenTV Automate, which will provide content management, scheduling and synchronization for interactive television applications including enhanced television, interactive advertising and broadcast virtual channels.
      OpenTV Gateway. OpenTV Gateway manages communications traffic originating from basic digital set-top boxes to standard email and commerce servers.
      OpenTV H2O. OpenTV H2O enables the real-time transformation of Web-based HTML and Java-Script content into interactive applications that can run on basic digital set-top boxes.
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
      OpenTV Development Tools and Support for Third Party Application Developers. We encourage content developers to design and create applications on OpenTV enabled networks by offering a series of applications development tools and support tool sets enabling them to develop and market applications directly to network operators. The tools can be used alone or in combination with other third-party tools to meet virtually any interactive television development need, such as creating virtual channels, building interactive advertisements, enhancing existing programs with interactive features and testing interactive television content through a simulated broadcast environment. In addition, we offer participation in our OpenTV Partner Program to the licensees of our development tools. Through participation, members gain access to various resources including opportunities to participate in beta programs for early release of products as well as opportunities for exposure on our website and at various trade conferences.
Applications Business
      We develop and provide interactive applications that permit targeted and addressable advertising, traffic and billing solutions for the delivery of advertisements by network operators, purchase and sales transactions through a viewer’s remote control, requests for information from advertisers or programmers in real-time as the viewer sees the advertisement or television program and audience and media research capabilities to determine viewing preferences. We have also developed and operated branded interactive television channels that are distributed by network operators utilizing OpenTV Core or interactive television middleware platforms provided by third parties. We generally realize revenues through license and other fees and revenue sharing arrangements.
      We believe that the worldwide deployment of set-top boxes embedded with our software solutions provides us with a strong foundation to develop applications and other products that leverage off of that platform. Double C Technologies, LLC, a joint venture formed by two North American cable network operators, Cox Communications, Inc. and Comcast Corporation, recently announced its proposed acquisition of substantially all of the assets of Liberate Technologies’ North American business, including Liberate’s middleware platform which has historically competed directly with OpenTV Core. While that transaction, if it closes, may materially diminish our opportunity to license middleware to Cox and Comcast, we believe that the transaction may also evidence a continuing emphasis by network operators to direct more focus and efforts on the potential value that interactivity and enhanced television can offer their subscribers. We believe that the continued evolution of the interactive market by large network operators such as Cox, Comcast, UnitedGlobalCom and EchoStar, the ongoing efforts of British Sky Broadcasting, or BSkyB, FOXTEL and other News Corporation affiliates, and various programmers, should enhance the overall market for interactive and enhanced television solutions over time, and, possibly, lead to additional opportunities for us to develop interactive applications.
      Our applications business consists of the following solutions:
      OpenTV Enhanced Content. We provide interactive applications for programmers and network operators that deliver compelling interactive content. In November 2004, for example, we extended a multi-year agreement with iN DEMAND to produce 72 NASCAR races through NASCAR In Car on iN DEMAND. NASCAR In Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers seven in-car camera channels, and live team audio, data and driver statistics. iN DEMAND distributes this programming on a pay-per-view basis through certain digital cable systems in the United States.
      OpenTV Advertising Solutions. We provide software solutions to enable the sales, integration, delivery and management of advertising for digital television systems.
      OpenTV Advertising Solutions are being developed to provide our customers with an integrated solution to address challenges being experienced by the advertising market. Those changes include the migration of television viewers to the Internet, 300 channels of disparate content and time-shifting of viewing activity due to the introduction of PVRs. Our products are intended to offer advertisers the ability to target advertisements with more specificity to viewers based on a variety of demographic and other information and the ability to sell, manage, bill and deliver multiple advertisements across an operator’s network. They are also intended to offer customers an ability to assess the effectiveness of those types of advertisements and related matters. The market for these types of solutions remains undeveloped, and there are many issues that will need to be resolved over time, including issues of privacy, before these solutions become extensively deployed.
OpenTV Advertising Solutions currently consist of OpenTV AdVision and OpenTV SpotOn, which are described below:

•	OpenTV AdVision. OpenTV AdVision is an advertising traffic and billing system that manages various media platforms and outlets, simultaneously providing network operators the tools to manage local cable television, cable networks, and proprietary broadband networks by scheduling the display of advertising, monitoring the display of advertising, and billing the advertisers based upon such monitoring.

•	OpenTV SpotOn. OpenTV SpotOn enables network operators to offer addressable advertising that can be delivered to particular households based on individual profiles. OpenTV SpotOn is not dependent on a network operator deploying OpenTV’s middleware solutions. Advertisers have the ability to develop different ads for the same product or service that are designed for specific audiences, ensuring that the message appeals to all of the audience for the commercial. Different advertising messages are then simultaneously targeted to households through the use of technology that permits set-top boxes to seamlessly jump between video signals, thereby invisibly tailoring the video experience to the profile of the viewing household. With this technology, a network operator can, for example, deliver an advertisement for a pick-up truck to one household while simultaneously delivering an advertisement, in the same interval, for a sedan or sports coupe to a different household based on demographic profiles, and can measure and track each addressable spot and receive valuable aggregate viewer data, enabling advertisers to build profiles, and help drive improved analysis and research for future marketing and planning. We carefully review and assess, with our customers, the privacy issues associated with this type of product, and expect to deploy this product in a manner that addresses the various privacy laws, regulations and practices that are evolving in the sector.

      PlayJam. PlayJam is one of the world’s first multi-platform interactive television entertainment and games channels. We offer a library of more than 800 different single- or multi-player games that can run on PlayJam. These include quizzes, arcade-style games, puzzles, adult-theme games, and competition and editorial games. A wide selection of these games can be customized and used as unique branding vehicles.
      Launched in early 2001 on the BSkyB’s network in the United Kingdom, PlayJam currently is available to over 20 million subscribers through distribution on BSkyB, cable operators NTL Group Ltd. and Telewest Broadband in the United Kingdom, satellite operators Television Par Satellite (TPS) and Canal Satellite in France, Multichoice Africa in Africa, and satellite operator EchoStar Communications in the United States. PlayJam runs on the OpenTV platform as well as those provided by other middleware providers.
      In the United Kingdom and France, PlayJam charges a fee, via a premium rate telephone call using the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. We have also sold advertising and sponsorship space from time to time on PlayJam games. In the United States, PlayJam is offered as a subscription-based service on EchoStar, for which we receive a revenue share.
BettingCorp Business
      We acquired BettingCorp in 2003. BettingCorp manages a branded interactive television gaming channel under the name “PlayMonteCarlo” and also offers play-for-prizes and casino games. BettingCorp also has a technology platform called “Ultimate One” which allows licensees to deliver games seamlessly across television, the Internet and wireless devices through a proprietary back-end system.
      Play-for-prizes and Casino Games Applications. Subject to local laws and regulations and based on the licenses BettingCorp holds, we are able to offer fixed-odds and casino gaming services. PlayMonteCarlo is one of the world’s first interactive television play-for-prizes and gaming channels.
      Ultimate One Platform. With our Ultimate One technology platform, we can enable network operators, programmers, wireless carriers and others to offer various games and products across multiple media platforms, including television, Internet and wireless networks, using a single, integrated back-end management system. Ultimate One also provides an integrated back-end management system that enables operators to monitor usage of the games, tailor promotions on an individual basis and evaluate usage and other metrics in real-time. This platform, for example, allows a subscriber to initiate an account through a cable operator, play games through that cable operator’s network, and then sign-off and reinitiate that same game, in the same state, on a mobile telephone with single account sign-on. We believe that this technology will help to extend our interactive and participation offerings beyond the television environment, and will enable us to offer customers a seamless interactive platform for their subscribers. We expect, in 2005, to begin marketing this product to network operators and other potential customers, including programmers, independent of the play-for-prizes and casino games business that BettingCorp also conducts. By doing this, we would expect to provide the underlying technology and services that would permit other companies to leverage their brand and marketing experience and offer interactive applications across multiple platforms.

Professional Services and Support
      To complement our various businesses, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis to network operators, set-top box manufacturers and content and application developers in support of our product offerings. The services that we provide include interactive television business consulting, middleware porting and integration, application customization and localization, launch management and technology training services. These services allow us to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators. Our services include 24/7 maintenance and support for our products after they have been installed and commercially deployed by our network operators and set-top box manufacturers, including the provision of product updates. Services are generally provided on a paid engagement basis and are either executed on a time and materials or fixed price contract basis, except that maintenance and support is generally subject to an annual fee.
Customer and Industry Relationships
      We have established significant relationships with many of the leading network operators, set-top box manufacturers, chip set manufacturers, programming networks and advertisers around the world. Our customer and industry relationships include the following:

•	Network Operators. Over 44 network operators around the world have launched our middleware platform, including Austar Entertainment Pty Ltd. and FOXTEL in Australia, Bell ExpressVu in Canada, BSkyB in the United Kingdom, Dong Fang Cable Network Co. Ltd. in China, EchoStar’s DISH Network in the United States, Multichoice in Africa, TPS in France, Sky Italia in Italy, UnitedGlobalCom in Europe and Viasat in Sweden.

•	Set-top Box Manufacturers. Our software is available on over 100 models of set-top boxes, including models produced by Advanced Digital Broadcast (ADB), Amstrad, Matsushita Electric, Motorola, Inc., Nokia Satellite Systems, Pace Micro Technology, Sagem, S.A., Samsung, Scientific-Atlanta, Inc., Thomson and UEC Technologies (Pty) Ltd.

•	Programming Networks. We have worked with numerous programming networks including American Broadcasting Company, Turner Broadcasting System, Inc., Discovery Communications, Inc., QVC Shopping Network, Playboy Enterprises, Inc. and Showtime Networks, Inc. to enhance programming content and advertising on their networks.

•	Conditional Access Providers: We have integrated our middleware with conditional access software provided by Irdeto, Motorola, Nagra, NDS Group plc, Philips, Scientific-Atlanta, and ViAccess.
      Sky Italia accounted for approximately 18% of our revenues during 2004 in the form of royalties, services and support and license fees. BSkyB directly and indirectly accounted for approximately 17% of our revenues during 2004 in the form of set-top box royalties, services and support, licenses and PlayJam fees. EchoStar accounted for approximately 15% of our revenues during 2004 in the form of royalties, services and support, revenue share and license fees.
Sales and Marketing
      We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers and set-top box manufacturers. In 2004, we reorganized our business in an effort to address our customers’ needs more effectively. We have established regional operating groups that are responsible for customers within their geographic areas: North American Satellite; North American Cable; Europe, Middle East and Africa; and Asia Pacific.
Competition
      The markets in which we compete are intensely competitive and rapidly changing. Current and potential competitors in one or more aspects of our business include digital television technology companies and companies developing interactive television content and applications. The principal competitive factors in our industry include product functionality, speed of product integration, breadth of network and platform coverage, scalability, price, possession of adequate intellectual property rights and sales and marketing efforts. The following is a competitive analysis of our business segments.

Middleware and Integrated Technologies
      Our competitors offering interactive television-enabling technology include NDS Group, Microsoft Corporation, Liberate Technologies, Osmosys, ACCESS Co., Ltd. and Scientific-Atlanta, Inc. NDS Group historically provided conditional access and limited interactive application technologies to its customers. In 2003, NDS extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and has begun to offer solutions that are more directly competitive with many of those that we offer. NDS Group is controlled by The News Corporation. The News Corporation maintains a controlling stake in Hughes Electronics, the parent of DirecTV, one of the two largest satellite operators in the United States. The News Corporation also controls BSkyB, the largest satellite operator in the United Kingdom, and Sky Italia, the largest satellite operator in Italy, and two of our most significant customers, and other satellite operators throughout the world. While we continue to work with, and provide technology and services to many affiliates of The News Corporation, including BSkyB, FOXTEL and Sky Italia, The News Corporation’s control of NDS Group, and the extension by NDS Group of its product offering, may significantly increase competitive pressures and affect the willingness of other News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications related to The News Corporation’s control of NDS Group or the effects that such control may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by The News Corporation. For several years, Microsoft Corporation has been working to create interactive television solutions. Microsoft has several deployments of its interactive television solution and we expect that Microsoft may become a strong competitor in the market for interactive television solutions.
      Liberate Technologies manufactures and licenses its software to network operators and set-top box manufacturers and has announced relationships with several United States and United Kingdom cable operators. On January 10, 2005, Liberate announced it had reached an agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture between Comcast and Cox. The closing of this acquisition is subject to customary conditions, including regulatory approval. Assuming that Double C Technologies acquires Liberate’s North American assets, it is unclear whether Double C will only develop that technology for the benefit of Comcast and Cox or whether it will attempt to sell that technology and related products to other cable operators in competition with OpenTV.
      Scientific-Atlanta, Inc., in the form of PowerTV, develops and markets operating system and middleware software products for the advanced digital interactive cable television markets. Scientific-Atlanta is also a major manufacturer of set-top boxes, and many of our customers or potential customers may seek to deploy set-top boxes manufactured by Scientific-Atlanta. We have in the past competed with Scientific-Atlanta and expect to continue to do so in the future.
      In the IPTV market, we expect to face competition from other middleware providers and providers of end-to-end IPTV solutions for cable, satellite and telecommunications operators. Providers offering end-to-end IPTV solutions include Microsoft, which recently announced its new IPTV platform Microsoft TV IPTV Edition for cable and telecommunications operators, and Alcatel which provides both IPTV middleware and broadband networking hardware. Microsoft announced licensing arrangements in late 2004 with SBC Communications and Verizon Communications for its IPTV solution, and also recently announced a partnership with Alcatel to develop and market jointly an IPTV solution. Other competitive IPTV offerings that deliver middleware solutions and/or IPTV solutions through partnerships include those from Myrio, and Orca Interactive.
      In the PVR field, our primary competition comes from other middleware vendors including Microsoft, NDS Group, Guideworks LLC, a joint venture of Comcast and Gemstar-TV Guide International, Osmosys, Digeo and Ucentric, which was recently acquired by Motorola, who include PVR functionality either with their electronic program guide, or EPG, or as an additional feature. Other PVR technology providers targeting the integrated PVR space include set-top box manufacturers Pioneer, Pace, Motorola and Scientific-Atlanta, and dedicated PVR solution providers including TiVo and ReplayTV.

Applications
      In the markets for enhanced television technology and services, addressable and interactive advertising technology, and advertising traffic and billing solutions, our primary competition comes from companies such as Visible World Corporation, NDS Group, Encoda Systems and CAMS Systems. Addressable and interactive technology is in its initial stages, and we expect additional competitors to appear as the market continues to develop. Visible World provides a suite of services enabling a media outlet to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters, market trends and demands.
      Our interactive applications face competition from numerous parties. Companies that compete with our efforts to develop and launch applications on our middleware platform include dedicated applications providers such as Gemstar-TV Guide International, NDS Group, Visiware, Goldpocket and MetaTV, independent third parties that develop and provide applications for our middleware platform, and other middleware providers such as Microsoft. We also face competition from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel, ESPN, Time Warner Cable and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for our middleware platform at relatively modest expense through the use of our applications development tools.

BettingCorp
      While interactive television betting and gaming may provide a future source of potential growth, we also expect to face intense competition in jurisdictions in which we are permitted to deploy those product offerings. Companies with which we expect to compete include BSkyB and Fancy a Flutter. Because this aspect of interactive television remains nascent, we cannot be certain as to how competition will develop or the precise nature of the competitors that we may expect to encounter. Because of the significant regulatory issues affecting this sector and the benefits derived from operating under that regulatory framework over a long period, we may also face competition in the future from more traditional casino companies with long histories in the betting and gaming sector.
Regulations
      The telecommunications, media, broadcast and cable television industries are subject to extensive regulation by governmental agencies around the world. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, the online distribution of content and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general.
      Ongoing efforts to establish industry-wide standards for interactive television software include a commitment by cable network operators in the United States to deploy a uniform platform for interactive television based on a jointly developed specification known as the Open Cable Applications Platform and an initiative by European television industry participants to create a similar platform called Multimedia Home Platform, or MHP. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.
      If, and to the extent that, we continue to develop applications for the gaming and betting market, we also expect to become subject to additional regulatory oversight. The laws and regulations in this market are quickly evolving and changing. To adequately address the legal and regulatory issues inherent in that market, we will need to dedicate significant resources to those matters and maintain effective controls to monitor changes in applicable laws and the effects on our business.
Intellectual Property and Research and Development
      As of December 31, 2004, we had 91 patents issued in the United States, 361 patents issued outside of the United States, and 730 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive television. Our research and development expenses, excluding in-process research and development charges related to acquisitions, and amortization of share-based compensation, for the years ended December 31, 2004, 2003 and 2002 were $29.8 million, $23.0 million and $33.9 million, respectively.
Employees
      As of December 31, 2004, we had 374 full-time employees, with 215 in the Middleware and Integrated Technologies business, 64 in the Applications business, 41 in the BettingCorp business, and 54 employed in corporate and administrative functions.
Available Information
      Our Internet website is located at http://www.opentv.com, but the information contained on our website is not deemed to be incorporated herein. We make available free of charge on the investor relations page of our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.
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
      On April 30, 2004, Liberate Technologies filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies was stayed and the trial schedule was vacated. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing Liberate Technologies’ bankruptcy case. On January 10, 2005, Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to a joint venture between Comcast and Cox. That agreement is subject to Liberate shareholder approval, Hart-Scott-Rodino antitrust approval and other customary closing conditions. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice.
      Although we are still evaluating the impact of Liberate’s sale of its North American business on our lawsuit, we continue to believe that our lawsuit is meritorious and intend to continue vigorously pursuing prosecution of our claims. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.
      Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. A stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
      In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired

Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action has been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to and preliminarily approved by the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the

District Court entered its summary judgment order based on the invalidity of the patent in suit without specifically commenting on BI’s motion. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Federal Circuit. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	Nasdaq National
	Market		Euronext

	High	Low	High	Low

2004
First Quarter	$3.82	$2.70	—	—
Second Quarter	3.60	2.00	—	—
Third Quarter	3.31	1.82	—	—
Fourth Quarter	4.14	2.97	—	—
2003
First Quarter	$1.40	$0.70	$1.18	$0.69
Second Quarter	2.23	0.88	2.11	0.89
Third Quarter	4.55	1.37	4.40	1.38
Fourth Quarter	5.34	2.28	5.10	2.54
Holders
      As of February 28, 2005, there were approximately 960 holders of record of our Class A ordinary shares and three holders of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our stockholders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table presents information about our equity compensation plans as of December 31, 2004:
Equity Compensation Plan Information

			(b)
	(a)		Weighted-Average		(c)
	Number of Securities		Exercise Price of		Number of Securities
	to be Issued Upon		Outstanding		Remaining Available for
	Exercise of		Options,		Future Issuance
	Outstanding Options,		Warrants and		(excluding Securities
Plan Category	Warrants and Rights		Rights		reflected in column(a))

Equity compensation plans approved by security holders	8,353,498	(1)	$6.43		4,719,953	(2)
Equity compensation plans not approved by security holders	817,317	(3)	$4.81	(4)	438,111	(5)

Total	9,170,815		$6.40	(4)	5,158,064

(1)	Represents (i) 1,870,769 Class A ordinary shares issuable upon the exercise of options outstanding under our Amended and Restated 1999 Share Option/ Share Issuance Plan, or the 1999 Plan, (ii) 120,440 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 4,113,450 Class A ordinary shares issuable upon the exercise of options outstanding under our 2003 Incentive Plan, or the 2003 Plan, and (iv) 2,248,839 Class A ordinary shares issuable upon the exercise of outstanding options, assumed in connection with our acquisition of ACTV, Inc. in July 2003.

(2)	Represents (i) 3,345,774 Class A ordinary shares available for future issuance under the 1999 Plan, (ii) 874,179 Class A ordinary shares available for future issuance under the 2003 Plan and (iii) 500,000 Class A ordinary shares available for future issuance under our Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP.

Our board of directors has suspended offering periods under our ESPP, and no options or purchase rights are currently outstanding under the ESPP. In the event our board elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.

(3)	Represents (i) 61,889 Class A ordinary shares issuable upon exercise of outstanding stock options granted under our 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, and (ii) 755,428 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, or the Exchange Plan.

(4)	Does not include information regarding weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

(5)	Represents 438,111 Class A ordinary shares available for future issuance under the 2001 Plan.
2000 Exchange Plan
      Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one for one basis, shares of the common stock of our majority-owned subsidiary OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/ Stock Issuance Plan, or the 1998 Plan) for our Class A ordinary shares. Although 800,868 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2004, only 755,428 shares of OpenTV, Inc. common stock (62,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $4.64) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options under the 1998 Plan.
2001 Nonstatutory Stock Option Plan
      Our board of directors adopted the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, in October 2001. The 2001 Plan did not require the approval of our stockholders, and no stockholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.
      Share Reserve. We have reserved an aggregate of 500,000 Class A ordinary shares for issuance upon the exercise of options granted under the 2001 Plan. As of December 31, 2004, no Class A ordinary shares had been issued upon the exercise of options granted under the 2001 Plan. Options to purchase 61,889 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2004. If options awarded under the 2001 Plan are forfeited or cancelled, expire or otherwise terminate without being exercised, then those options will again become available for grant under the 2001 Plan.
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

Recent Sales of Unregistered Securities
      Except as previously reported in our quarterly report on Form 10-Q for the three months ended March 31, 2004, we did not sell any securities during the year ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data
Revenues:
Royalties	$45,553	$25,192	$20,052	$33,800	$29,898
Services, support and other	14,861	22,588	23,812	36,486	19,805
Fees and revenue shares	13,450	12,961	11,278	3,346	—
License fees	3,305	3,456	4,544	13,295	13,444

Total revenues	77,169	64,197	59,686	86,927	63,147
Operating expenses:
Cost of revenues(1)	39,264	50,373	56,211	48,904	19,878
NASCAR Amendment	(4,600)	—	—	—	—
Research and development (2 and 5)	29,753	23,082	35,200	43,542	60,508
Sales and marketing(3)	15,103	13,833	32,865	37,649	28,481
General and administrative(4)	17,876	17,407	21,141	19,870	22,345
Restructuring costs	893	6,587	29,414	—	—
Amortization of intangible assets	3,506	4,889	4,188	8,114	4,405
Impairment of intangible assets	—	1,497	24,796	—	—
Amortization of goodwill	—	—	—	394,495	170,706
Impairment of goodwill	—	—	514,501	816,247	—

Total operating expenses	101,795	117,668	718,316	1,368,821	306,323

Loss from operations	(24,626)	(53,471)	(658,630)	(1,281,894)	(243,176)
Interest income	858	1,572	5,205	10,518	12,232
Other income (expense), net	499	(1,103)	(66)	(33)	(111)
Impairment of equity investments and notes receivable	—	—	(10,923)	(14,915)	(10,000)
Share of losses of equity investee	—	—	(7,275)	—	—
Realized loss on sale of marketable equity securities	—	—	—	(24,014)	(1,687)
Minority interest	490	171	518	202	34

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share amounts)
Loss before income taxes and cumulative effect of accounting change	(22,779)	(52,831)	(671,171)	(1,310,136)	(242,708)
Income tax benefit (expense)	817	(1,263)	(1,541)	5,854	509

Loss before cumulative effect of accounting change	(21,962)	(54,094)	(672,712)	(1,304,282)	(242,199)
Cumulative effect of accounting change, net of tax	—	—	(129,852)	—	—

Net loss	$(21,962)	$(54,094)	$(802,564)	$(1,304,282)	$(242,199)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.18)	$(0.57)	$(9.36)	$(19.20)	$(4.64)
Cumulative effect of accounting change, net of tax	—	—	(1.81)	—	—

	$(0.18)	$(0.57)	$(11.17)	$(19.20)	$(4.64)

Shares used in per share calculation, basic and diluted	121,308,965	98,818,278	71,839,101	67,937,686	52,190,338

(1)	Inclusive of $25, $55, $1,277, $3,541 and $2,603 of share-based compensation for the years ended 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	Inclusive of $1, $59, $321, $1,171, and $1,538 of share-based compensation for the years ended 2004, 2003, 2002, 2001 and 2000, respectively.

(3)	Inclusive of $0, $24, $298, $1,644 and $2,100 of share-based compensation for the years ended 2004, 2003, 2002, 2001 and 2000, respectively.

(4)	Inclusive of $0, $33, $1,143, $3,233 and $8,185 of share-based compensation for the years ended 2004, 2003, 2002, 2001 and 2000, respectively.

(5)	Inclusive of $24,909 non-cash warrant expense for the year ended 2000.

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$35,660	$47,747	$38,568	$69,249	$94,003
Short-term marketable debt securities	1,986	10,577	26,940	28,454	115,367
Long-term marketable debt securities	25,374	15,172	22,199	91,839	15,612
Working capital	18,428	19,395	30,276	100,083	219,966
Total assets	192,411	219,555	197,336	966,199	2,197,143
Total shareholders’ equity	145,175	156,983	140,996	928,358	2,157,903

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis provides information concerning our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto. Segment information appearing below in this discussion and analysis, and in Note 15 of the Notes to Consolidated Financial Statements are presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
Overview
      We are one of the world’s leading providers of software and solutions for interactive and enhanced television.
      We generally derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We have traditionally received one-time royalty fees from manufacturers or network operators upon notification of shipment or activation of our software in set-top boxes and other products. We receive professional services fees from consulting, engineering and training engagements and fees for the maintenance and support of our products. We receive fees or revenue shares, or both, for our PlayJam games channel, our PlayMonteCarlo channel, which is managed by BettingCorp, and advertising and other interactive services.
      Our financial results are largely dependent upon the continued development of the digital television market and the related capital expenditures being made and which we expect will be made in the future by network operators to implement those enhanced technologies. With the distribution of digital content evolving across multiple platforms, we have begun to extend our products, technologies and applications beyond the cable, satellite and terrestrial network operators with whom we have been traditionally engaged, and anticipate offerings that would be marketed to other industry participants, including telecommunications companies.
      There has been a worldwide trend of consolidation in the cable and satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. It also appears that it has begun to include other companies involved with the interactive television industry. For example, last year The News Corporation acquired a controlling stake in Hughes Electronics, the parent of DirecTV, one of the two largest satellite operators in the United States. The News Corporation also controls BSkyB, the largest satellite operator in the United Kingdom, and Sky Italia, the largest satellite operator in Italy, two of our most significant customers, and other satellite operators throughout the world. It also controls one of our competitors, NDS Group. In January 2005, Liberate Technologies, a direct competitor of ours in the middleware business, announced that it had reached agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture formed by Comcast and Cox. These types of consolidation, and similar trends in the industry, may affect our long-term relationships with existing customers and may also affect our ability to obtain business in the future. While the short and long-term effects of this trend remain uncertain, they may require us to modify our business to adapt to those changing relationships with industry participants and to address competitive concerns that may arise as companies consolidate.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Revenue Recognition
      We recognize revenue in accordance with current generally accepted accounting principles, or GAAP, that have been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists. In applying our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.
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
      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently, we maintain a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Adjustments may be required in the future if we determine that an amount of deferred tax assets should be realizable.

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

Impairment of Goodwill and Other Intangible Assets
      Our long-lived assets include goodwill and other intangible assets, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and, in the case of goodwill, annually. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is revenue growth. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will be result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income.
Management’s Assessment of Internal Control Over Financial Reporting and Disclosure Controls
      In connection with the preparation of our year-end financial statements, we have prepared a report, as required by the Sarbanes-Oxley Act of 2002, which evaluates our internal control over financial reporting as of December 31, 2004. That complete report, as well as our conclusions regarding the effectiveness of our disclosure control and our remediation efforts, is included under Item 9A of this Annual Report on Form 10-K, which investors should read in its entirety.
      We are required to establish and maintain adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Those controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. And while those controls may be expected to provide reasonable assurances regarding the reliability of our financial reporting, we do not expect that such controls will prevent all error and fraud. We monitor our controls and maintain those controls as dynamic systems that change (including improvements and corrections) as conditions warrant.
      We also maintain a system of disclosure controls that have been designed with the objective of ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
      As we assessed our internal control over financial reporting, we have sought to identify various deficiencies or weaknesses that we may have and to correct those deficiencies or weaknesses as promptly as practicable. We are required to disclose any material weaknesses that we have identified. The Public Company Accounting Oversight Board, which was established under the Sarbanes-Oxley Act, defines a “material weakness” as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.
      On those bases, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2004.
      Certain duties within our financial group, which has the responsibility for preparing our financial statements, were not properly segregated. In the fourth quarter of 2004, we determined that our controller had the ability to direct other personnel within the finance group to initiate and enter manual journal entries in the company’s books and records without authorization or review by other members of the financial organization. After identifying this weakness, we introduced new procedures in the first quarter of 2005 requiring that our Chief Financial Officer review any and all non-recurring journal entries with a value of $100,000 or more and also required that our Chief Financial Officer review all journal entries that are directed by our controller, including those below $100,000. We believe that the remediating and compensating controls that we initiated in the first quarter of 2005 have effectively remediated this weakness.
      In addition to that weakness, we determined that certain controls associated with our financial review and close process were not effective. As we began our closing process in the fourth quarter and the work for our year-end audit, we determined that we had inadequate supporting documentation for an accrual in our financial statements, which resulted in an error that was identified and subsequently corrected. We also concluded that our review of certain detailed schedules prepared in connection with our financial reporting process, which we use to support our financial statements and related note disclosures, was not effective. That weakness led to errors in the statement of cash flows, lease commitments and tax notes of our financial statements that were identified and subsequently corrected. And we also concluded, as a result of this evaluation, that we did not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters; in particular, we applied certain provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles (SFAS No. 142) in an incorrect manner when conducting our annual analysis for potential impairment of goodwill, which led to an error that was identified and subsequently corrected.
      At the start of this year, we began implementing additional procedures to ensure that all necessary and relevant supporting documentation for accrual balances is properly collected and analyzed and to also ensure a more thorough review of our close process. We are also evaluating our personnel, developing a plan to enhance the current staff’s capabilities and assessing whether additional resources with appropriate accounting knowledge and experience are required to further remediate these issues.

      We corrected all errors described above prior to the issuance of the 2004 audited financial statements that are included in this Annual Report on Form 10-K. Based on those evaluations and findings, however, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2004.
      Although we have received an unqualified audit report from our independent registered public accounting firm, KPMG LLP, on our 2004 consolidated financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2004, were not effective.
Years Ended December 31, 2004, 2003 and 2002

Revenues
      Revenues for the year ended December 31, 2004 were $77.2 million, an increase of $13.0 million, or 20.2%, from $64.2 million in 2003. Revenues for the year ended December 31, 2003 were $64.2 million, an increase of $4.5 million, or 7.5%, from $59.7 million in 2002. Royalties accounted for 59% of revenues in 2004, 39% in 2003 and 34% in 2002. Revenues by line item were as follows (in millions):

	Year Ended December 31,

	2004	%	2003	%	2002	%

Royalties	$45.6	59%	$25.2	39%	$20.1	34%
Services, support and other	14.9	19%	22.6	36%	23.8	40%
Fees and revenue shares	13.4	18%	13.0	20%	11.3	19%
License fees	3.3	4%	3.4	5%	4.5	7%

Total Revenues	$77.2	100%	$64.2	100%	$59.7	100%

      Royalties. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software to manufacturers and network operators around the world typically, as one-time payments for each license. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software.
      Royalties for the year ended December 31, 2004 were $45.6 million, an increase of $20.4 million, or 81%, from $25.2 million in 2003. Growth was experienced in all regions in 2004. Europe, Middle East and Africa had an increase of $13.8 million, or 119%, from 2003, of which shipments to Sky Italia accounted for an increase of $11.9 million. Americas had an increase of $3.4 million, or 32%, from 2003 due to strong shipments by EchoStar. Asia Pacific had an increase of $3.2 million, or 108%, from 2003, which was almost entirely due to shipments of our integrated browser in certain digital TV sets distributed within Japan. In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result of those types of arrangements, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could limit the growth of our royalty payments in the future. If current deployment trends continue in a manner consistent with those of 2004, we would expect the average pricing for our middleware, over the course of 2005, to decline for certain customers.
      Royalties for the year ended December 31, 2003 were $25.2 million, an increase of $5.1 million, or 25%, from $20.1 million in 2002. Growth was experienced in all regions in 2003. Europe, Middle East and Africa had an increase of $1.3 million due to strong shipments by BSkyB, which was partially offset by lower shipments by other customers. Americas had an increase of $2.7 million due to strong shipments by EchoStar, which was partially offset by lower shipments from other customers. Asia Pacific had an increase of $1.1 million.

      Five of our customers sell set-top boxes to BSkyB, which accounted for $7.2 million, or 16%, of our royalties in 2004, $6.4 million, or 25%, of our royalties in 2003 and $4.4 million, or 22%, of our royalties in 2002. In 2004, Sky Italia accounted for $12.6 million, or 28%, of our royalties.
      The royalty payments we receive from EchoStar are amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive a limited number of unspecified future applications developed by OpenTV when they are made available. Until we are able to recognize royalty revenue from EchoStar, amounts that we invoice to EchoStar are recorded as deferred revenue on our balance sheet. As such, the royalties recognized in revenue from EchoStar were $10.7 million, or 23%, of our royalties, in 2004, $7.1 million, or 28%, in 2003 and $3.3 million, or 16%, in 2002.
      Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the year ended December 31, 2004, revenues in this category were $14.9 million, a decline of $7.7 million, or 34%, from $22.6 million in 2003. For the year ended December 31, 2003, revenues in this category were $22.6 million, a decline of $1.2 million, or 5%, from $23.8 million in 2002. The decreases were attributable to decreased consulting work for customers, including Motorola Inc., for which certain minimum commitments expired in the first quarter of 2004), and the non-renewal of maintenance and support by some customers. Motorola accounted for $1.7 million in services, support and other revenue in 2004, $6.4 million in 2003 and $6.8 million in 2002.
      Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services.
      For the year ended December 31, 2004, fees and revenue shares were $13.4 million, an increase of $0.4 million, or 3%, from $13.0 million in 2003. Our betting and gaming fees from customers of our wholly-owned subsidiary, BettingCorp, accounted for an increase of $1.7 million due to the inclusion of its results for the full year in 2004 compared with five months in 2003. Our PlayJam games channel fees decreased by $0.7 million in 2004 due to competitive pressures, which offset favorable currency exchange rates. Advertising and programming fees from our Wink product offering accounted for a decline of $1.1 million in 2004. Over the past several years, we have experienced a decline in revenue from our Wink product offering. Revenue shares for various other product offerings accounted for an increase of $0.5 million.
      For the year ended December 31, 2003, fees and revenue shares were $13.0 million, an increase of $1.7 million, or 15%, from $11.3 million in 2002. Our PlayJam channel fees accounted for $0.4 million of the increase due to favorable currency exchange rates. Advertising and programming fees from our Wink product offering accounted for $0.8 million of the $1.7 million increase in 2003 due to the inclusion of its results for a full year in 2003 compared with four months in 2002. Our betting and gaming fees from the customers of BettingCorp accounted for $0.3 million in 2003. Revenue shares accounted for an increase of $0.2 million.
      Individuals who play games on the PlayJam games channel make payments to their telecommunications provider, which provides a “return path” to enable the games to be interactive. We receive revenues from the payment intermediary. During 2004, we changed our payment intermediary from Digital Interactive Television Group, or DITG, to BSkyB. In 2004, the fees paid by BSkyB to us for these services were $5.1 million and the fees paid by DITG to us were $2.8 million. The fees paid by DITG to us were $7.4 million in 2003 and $6.6 million in 2002.
      On December 22, 2003, our carriage agreement with DirecTV expired and we discontinued our Wink product offering on DirecTV. The fees we derived from Wink-enabled set-top boxes deployed in DirecTV’s network, such as fees from advertising, programming and licensing relationships, were approximately $0.9 million in 2003.
      License Fees. We derive license fees from the licensing of enterprise products such as OpenTV Streamer, OpenTV Software Developers Kit, and various other software.

      We began to experience a significant decline in these license fees in 2002 after a slowdown in interactive television spending; license fees from these products have continued to remain low. License fees for these products for the year ended December 31, 2004 were $3.3 million, a decrease of $0.1 million, or 3%, from $3.4 million in 2003, which represented a decrease of $1.1 million, or 24%, from $4.5 million in license fees for 2002.
      Other. Beginning in 2004, we entered into multiple-element arrangements with several customers that provided for the delivery of specified future products. To date, we have not recognized revenues under these arrangements and all of the $3.9 million invoiced amounts have been included in deferred revenue on our consolidated balance sheet. For the year ended December 31, 2004, we collected $2.5 million from customers under these arrangements. We will continue to assess our revenue recognition for these arrangements as we deliver the undelivered products and services. However, we will recognize all revenues from such arrangements either over the remaining contractual maintenance and support period or the period during which maintenance and support is expected to be provided when delivery of all specified products has occurred, the only remaining undelivered element is maintenance and support, and fair value for the remaining maintenance and support does not exist.
Operating Expenses
      Our total operating expenses were $101.8 million for the year ended December 31, 2004, $117.7 million for the year ended December 31, 2003 and $718.3 million for the year ended December 31, 2002. Operating expenses by line item were as follows (in millions):

	Year Ended December 31,

		% of		% of		% of
	2004	Revenue	2003	Revenue	2002	Revenue

Cost of revenues	$39.2	51%	$50.4	79%	$56.2	94%
NASCAR Amendment	(4.6)	(6)%	—	—	—	—
Research and development	29.8	39%	23.1	36%	35.2	59%
Sales and marketing	15.1	20%	13.8	21%	32.9	55%
General and administrative	17.9	23%	17.4	27%	21.1	35%
Restructuring costs	0.9	1%	6.6	10%	29.4	49%
Amortization of other intangible assets	3.5	4%	4.9	8%	4.2	7%
Impairment of intangible assets	—	—	1.5	2%	24.8	42%
Impairment of goodwill	—	—	—	—	514.5	862%

Total Operating Expenses	$101.8	132%	$117.7	183%	$718.3	1203%

      Cost of Revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, and amortization of developed technology and patents.
      Cost of revenues for the year ended December 31, 2004 were $39.2 million, a decrease of $11.2 million, or 22%, from $50.4 million in 2003. As a percentage of revenues, cost of revenues were 51% in 2004 compared with 79% in 2003. In 2004, there was a significant decrease in operations costs and partner payments, including a transfer of some personnel to research and development functions, for our Wink products, which accounted for a decrease of $8.0 million. The amortization of developed technology and patents accounted for a decrease of $5.1 million due to the expiration of the amortization period for certain items. BettingCorp accounted for an increase of $2.7 million as a result of its inclusion for the full year. We also recorded a provision of $3.5 million for remaining future commitment under the terms of a Sun Java license that we had signed in 1998, the final payments under which are due in February 2007. All other items accounted for a decrease of $4.3 million.
      Cost of revenues for the year ended December 31, 2003 were $50.4 million, a decrease of $5.8 million, or 10%, from $56.2 million in 2002. As a percentage of revenues, cost of revenues were 79% in 2003 compared with 94% in 2002. The primary reason for the decrease in 2003 was the restructuring actions taken in 2002 and early 2003. There was also a decrease of $4.0 million relating to a charge for a long-term contract termination that occurred in 2002. In 2003, there was a credit of $1.2 million relating to a contract amendment with BSkyB for bandwidth. The amortization of developed technology and patents accounted for a decrease of $4.3 million due to the expiration of the amortization period for certain items. In addition, there was a decrease of $1.2 million in amortization of share-based compensation for certain options that were cancelled or became fully-vested during 2003. These reductions more than offset the increase of $10.2 million for expenses incurred from the operations of Wink, ACTV and BettingCorp, which were acquired in 2002 and 2003.
      NASCAR Amendment. During 2004, we renegotiated an existing contract that our subsidiary ACTV had with iN DEMAND relating to the production of interactive programming for the 2004 NASCAR season. As a result of this renegotiation, the estimated loss for that contract was reduced by $4.6 million.
      Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.
      Research and development expenses for the year ended December 31, 2004 were $29.8 million, an increase of $6.7 million, or 29%, from $23.1 million in 2003. As a percentage of revenues, research and development expenses were 39% in 2004 compared with 36% in 2003. The increases were attributable to increased staff costs and $1.2 million attributable to the inclusion of BettingCorp for a full year.
      Research and development expenses for the year ended December 31, 2003 were $23.1 million, a decrease of $12.1 million, or 34%, from $35.2 million in 2002. As a percentage of revenues, research and development expenses were 36% in 2003 compared with 59% in 2002. The primary reason for the decrease was the restructuring actions taken in 2002 and early 2003. This decrease more than offset the increase of $3.7 million from the acquisitions of ACTV and BettingCorp.
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
      Sales and marketing expenses for the year ended December 31, 2004 were $15.1 million, an increase of $1.3 million, or 9%, from $13.8 million in 2003. As a percentage of revenues, sales and marketing expenses were 20% in 2004 compared with 21% in 2003. As a result of the expiration of our Wink agreement with DirecTV in December 2003, we reversed, in 2003, a $3.8 million accrual that we had made for development funds which we were not required to incur, resulting in a credit of that amount. Excluding this credit, sales and marketing expenses for 2004 decreased by $2.5 million from 2003. In 2004, we reduced marketing and trade show expenditures for our Wink products, which were offset by an increase of $0.8 million attributable to the inclusion of BettingCorp for the full year.
      Sales and marketing expenses for the year ended December 31, 2003 were $13.8 million, a decrease of $19.1 million, or 58%, from $32.9 million in 2002. As a percentage of revenues, sales and marketing expenses were 21% in 2003 compared with 55% in 2002. As part of the restructuring actions taken in 2002 and early 2003, discretionary marketing spending was reduced. In addition as a result of the cancellation of the agreement referred to above with DirecTV in December 2003, we reversed a $3.8 million accrual that we had made for development funds which we were not required to incur.
      General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
      General and administrative expenses for the year ended December 31, 2004 were $17.9 million, an increase of $0.5 million, or 3%, from $17.4 million in 2003. As a percentage of revenues, general and administrative expenses were 23% in 2004 compared with 27% in 2003. In 2004, there was an increase of $1.8 million for litigation expenses, resulting principally from patent litigation. This increase was partially offset by expense reductions of $1.3 million, of which $0.7 million was a reversal of accruals relating to acquisitions from prior years and $0.3 million was a reduction of the provision for doubtful accounts.
      General and administrative expenses for the year ended December 31, 2003 were $17.4 million, a decrease of $3.7 million, or 18%, from $21.1 million in 2002. As a percentage of revenues, general and administrative expenses were 27% in 2003 compared with 35% in 2002. The primary reason for the decrease was the restructuring actions taken in 2002 and early 2003. In addition, there was a decrease of $1.6 million in the provision for doubtful accounts, a decrease of $1.1 million in amortization of share-based compensation for certain options which were cancelled or became fully-vested during 2003, and a decrease of $0.8 million in retention payments for certain key management personnel. These decreases more than offset the increase in general and administrative expenses of $0.9 million from the acquisitions of ACTV and BettingCorp.
      Restructuring Costs. During the last three years we undertook several initiatives to reduce operating expenses around the world. As a result of these actions, headcount was reduced by 22 employees in 2004, 79 employees in 2003 and approximately 260 employees in 2002. Provision was also made for excess office space and the write-down of leasehold improvements and other property and equipment that was abandoned. These initiatives resulted in total restructuring costs of $0.9 million in 2004, $6.6 million in 2003 and $29.4 million in 2002. The provision in 2004 included reversals of excess accruals of $1.5 million and the provision in 2003 included reversals of excess accruals of $1.1 million relating to prior year provisions.

Impairment and Amortization of Intangible Assets and Goodwill.
      Intangible assets are amortized on a straight-line basis over the estimated useful life of 2 to 13 years. Amortization of developed technologies was $2.6 million for the year ended December 31, 2004, $5.1 million for the year ended December 31, 2003, and $5.2 million for the year ended December 31, 2002. Amortization of patents was $2.1 million for the year ended December 31, 2004, $4.7 million for the year ended December 31, 2003, and $8.9 million for the year ended December 31, 2002. These amounts have been included in the consolidated statements of operations as cost of revenues. Amortization of other intangible assets was $3.5 million for the year ended December 31, 2004, $4.9 million for the year ended December 31, 2003, and $4.2 million for the year ended December 31, 2002. The decrease of $1.4 million for 2004 compared with 2003 was due primarily to the expiration of the amortization period for certain intangibles.
      In the fourth quarter of 2003, we determined that an impairment of $1.5 million had occurred in the value of patents related to our acquisition of Cablesoft due to the absence of any current or future expected cash flow associated with the Cablesoft technologies. In the third quarter of 2002, we determined that an impairment of $24.8 million had occurred in the value of the patents related to our OpenStar joint venture with EchoStar due to the absence of any current or future expected cash flow generated by the joint venture.
      In accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we re-evaluated the amount recorded as goodwill as of January 1, 2002 and determined that a transitional impairment of $129.9 million had occurred. This amount has been shown as a cumulative effect of an accounting change in the consolidated statements of operations. In the third quarter of 2002, due to reductions by network operators in their capital spending and rollout of interactive television-related products and similar reductions by other customers, we revised our cash flow projections for the remainder of calendar year 2002 and future years. Based on these cash flow projections and other factors, including the decline in the market price of our Class A ordinary shares, we determined that the remaining goodwill was impaired, and, accordingly, wrote off the balance of $514.5 million in 2002.
Interest Income
      Due to a decrease in our investment portfolio, interest income for the year ended December 31, 2004 was $0.9 million compared with $1.6 million for the year ended December 31, 2003. For the year ended December 31, 2003, there was a decline in interest rates in the United States coupled with a decrease in our investment portfolio from the sale of investment securities both to support our operations and to finance our acquisitions of ACTV and BettingCorp, and this accounted for the decline in interest income to $1.6 million for the year ended December 31, 2003 from $5.2 million for the year ended December 31, 2002.
Other Income and Expense Items
      During the year ended December 31, 2004, other income was $0.5 million which reflected income of $0.6 million from the settlement of certain litigation, offset by certain other expense items. During the year ended December 31, 2003, other expense was $1.1 million, which included $0.9 million for the settlement of a dispute we assumed in connection with our acquisition of Wink.
      Historically, we made various equity investments in, and loans to, certain privately-held companies. Most of these companies subsequently experienced severe cash flow problems, and we found it necessary to write down the value of our private equity investments. For the year ended December 31, 2002, we wrote down the balance of $10.9 million of such private equity investments and our share of losses of a private equity investee was $7.3 million.
Minority Interest
      In November 2000, we established Spyglass Integration, Inc., a co-owned venture with Motorola. We recorded minority interest income, with respect to this venture, of $0.5 million for the year ended December 31, 2004, $0.2 million for the year ended December 31, 2003, and $0.5 million for the year ended December 31, 2002.
Income Taxes
      We have significant United States federal tax loss carryforwards of $340 million, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. However, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Our income tax benefit was $0.8 million for the year ended December 31, 2004, which included credits of $1.9 million primarily due to tax refunds in the United Kingdom, a favorable settlement of a tax audit in France, and the reversal of a federal and state tax liability previously recorded by an acquired company following the expiration of the statute of limitations, offset by a provision of $1.1 million for foreign and state taxes. Income tax expense was $1.3 million for the year ended December 31, 2003 and $1.5 million for the year ended December 31, 2002.
Business Segment Results
      In 2004, we redefined our internal financial reporting to better align our financial analysis with our current businesses. Our management assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business; the applications business; and the BettingCorp business. We have prepared this segment analysis in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
      Our middleware and integrated technologies business has responsibility for our middleware and the technologies that are customarily integrated as “extensions” of that middleware. Our applications business has responsibility for our applications and related technologies and products. Our BettingCorp business has responsibility for fixed-odds and other wagering gaming applications and the development, operation and marketing of our “Ultimate One” platform.
      Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure in accordance with generally accepted accounting principles, or GAAP. We define “contribution margin,” for these purposes, as adjusted EBITDA before unusual items and unallocated corporate overhead, which includes certain functions, such as executive management, accounting, administration, legal, tax, treasury and information technology infrastructure, that support but are not specifically attributable to our operating segments expense. “EBITDA” is an acronym for earnings before interest, taxes, depreciation and amortization.

Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. Adjusted EBITDA before unusual items does not take into account substantial costs of doing business, such as income tax and interest. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While we may consider “contribution margin” and Adjusted EBITDA before unusual items to be important measures of comparative operating performance, these measures should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow used in operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculations of “contribution margin” and Adjusted EBITDA before unusual items may be different from the calculations used by other companies and, therefore, comparability may be affected.
      Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.
      Revenues by segment were as follows (in millions):

	Year Ended December 31,

	2004	%	2003	%	2002	%

Middleware and Integrated Technologies
Royalties	$45.6	72%	$25.2	51%	$20.1	42%
Services, support and other	14.4	23%	21.7	44%	23.8	49%
License fees	3.1	5%	2.7	5%	4.4	9%

Subtotal	63.1	100%	49.6	100%	48.3	100%
Applications
Fees and revenue shares	11.4	94%	12.7	89%	11.3	99%
Services, support and other	0.5	4%	0.9	6%	—	—
License fees	0.2	2%	0.7	5%	0.1	1%

Subtotal	12.1	100%	14.3	100%	11.4	100%
BettingCorp
Fees and revenue shares	2.0		0.3		—

TOTAL	$77.2		$64.2		$59.7

      Revenues from the middleware and integrated technologies business for the year ended December 31, 2004 were $63.1 million, an increase of $13.5 million, or 27%, from $49.6 million in 2003. For the year ended December 31, 2003, revenues from the middleware and integrated technologies business were $49.6 million, an increase of $1.3 million, or 3%, from $48.3 million in 2002. The two major components of revenues for this segment are royalties and services and support. Royalties from set-top boxes and other products that incorporate our software accounted for 72% of segment revenues in 2004, an increase from 51% in 2003 and 42% in 2002. The increase in 2004 was primarily attributable to significant shipments to Sky Italia and other customers as described under “Royalties” above. Services, support and other consists primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training. This category accounted for 23% of segment revenues in 2004, a decrease from 44% in 2003 and 49% in 2002. The decrease was due to fewer professional services projects, especially from Motorola in 2004.

      Revenues from the applications business for the year ended December 31, 2004 were $12.1 million, a decrease of $2.2 million, or 15%, from $14.3 million in 2003. For the year ended December 31, 2003 revenues from the applications business were $14.3 million, an increase of $2.9 million, or 25%, from $11.4 million in 2002. For 2004, PlayJam games channel fees accounted for almost 90% of the applications segment revenues. Our PlayJam games channel fees decreased by $0.7 million from 2003 to 2004 due to competitive pressures, which offset favorable currency exchange rates. In addition, there were decreases in revenue related to the customers acquired with the 2002 acquisition of Wink.
      We acquired BettingCorp in August 2003. Revenues for the BettingCorp business for the year ended December 31, 2004 were $2.0 million.
      Contribution margin by segment, as reconciled to net loss on a GAAP basis, was as follows (in millions):

	Year Ended December 31,

Contribution Margin:	2004	2003	2002

Middleware and Integrated Technologies	26.3	17.7	(6.0)
Applications	(6.8)	(17.9)	(20.5)
BettingCorp	(4.5)	(1.5)	—

Total Contribution Margin	15.0	(1.7)	(26.5)
Unallocated corporate overhead	(29.1)	(26.3)	(31.8)

Adjusted EBITDA before unusual items	(14.1)	(28.0)	(58.3)
NASCAR amendment	4.6	—	—
BSkyB contract amendment	—	1.2	—
DirecTV market development costs	—	3.8	—
Restructuring costs	(0.9)	(6.6)	(29.4)

Adjusted EBITDA	(10.4)	(29.6)	(87.7)
Depreciation and amortization	(5.9)	(7.5)	(10.3)
Amortization of intangible assets	(8.2)	(14.7)	(18.3)
Amortization of share-based compensation	—	(0.2)	(3.0)
Interest income	0.8	1.6	5.2
Other income (expense)	0.5	(1.1)	(0.1)
Impairment of equity investments	—	—	(10.9)
Share of losses of equity investee	—	—	(7.3)
Minority interest	0.5	0.2	0.5
Impairment of intangible assets	—	(1.5)	(24.8)
Impairment of goodwill	—	—	(514.5)

Loss before income taxes and cumulative effect of accounting change, net of tax	(22.7)	(52.8)	(671.2)
Income tax benefit (expense)	0.8	(1.3)	(1.5)

Loss before cumulative effect of accounting change, net of tax	(21.9)	(54.1)	(672.7)
Cumulative effect of accounting change, net of tax	—	—	(129.9)

Net loss	$(21.9)	$(54.1)	$(802.6)

      Contribution margin for the middleware and integrated technologies business increased in 2004 due to increased revenue. Contribution loss for the applications business improved significantly from 2003 to 2004 due mostly to reduced operating expenses. Contribution loss for the BettingCorp business increased from 2003 to 2004 as a result of BettingCorp’s inclusion in our financial results for the full year in 2004.
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
      As of December 31, 2004, we had cash and cash equivalents of $35.7 million, which was a decrease of $12.0 million from the prior year. Cash and cash equivalents as of December 31, 2003 and 2002 were $47.7 million and $38.6 million, respectively. Taking into account short-term and long-term marketable debt securities of $27.3 million, our cash, cash equivalents and marketable debt securities were $63.0 million as of December 31, 2004 compared to $73.5 million as of December 31, 2003 and $87.7 million as of December 31, 2002. Our cash balances as of December 31, 2004, were positively affected by our receipt of $4.1 million in cash from the sale by the former owners of BettingCorp of OpenTV shares they had received in the acquisition of BettingCorp at a price above that which the company had guaranteed and the release from escrow of $6.9 million that had previously secured our obligations under that price guarantee we had provided BettingCorp. Our primary source of cash is receipts from revenue. One customer accounted for 36% of net accounts receivable as of December 31, 2004; we collected the full amount of that receivable in the first quarter of 2005. The primary uses of cash are payroll, general operating expenses and cost of revenues.
      Cash used in operating activities was $16.2 million for the year ended December 31, 2004, compared with $42.5 million for the year ended December 31, 2003 and $43.9 million for 2003. Cash uses were primarily for our continuing operating losses, including restructuring payments.
      For the year ended December 31, 2004, net cash provided from investing activities was $0.3 million. In the fourth quarter of 2004, we received $4.1 million from the BettingCorp liquidity guarantee described above. In 2004, $2.1 million was used for capital expenditures. Cash provided from investing activities was $48.2 million for the year ended December 31, 2003, primarily due to the sale of marketable debt securities. In 2003, uses of cash included $10.1 million for acquisitions and $2.9 million for capital expenditures. Cash provided from investing activities was $5.3 million for the year ended December 31, 2002, primarily due to the sale of marketable debt securities to finance the acquisition of Wink. In 2002, uses of cash included $81.5 million for acquisitions, net of cash acquired, and $7.7 million for capital expenditures.
      For the year ended December 31, 2004, cash provided from financing activities was $3.5 million due to proceeds from the exercise of stock options. For the year ended December 31, 2003, cash provided from financing activities was $3.3 million due to proceeds from the exercise of stock options and a capital contribution to fund management retention payments from our former controlling stockholder, MIH Limited. For the year ended December 31, 2002, cash provided from financing activities was $7.4 million due to proceeds from the issuance of ordinary shares and a capital contribution from MIH Limited.
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

Commitments and Contractual Obligations
      Information as of December 31, 2004 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period

					Due in
		Due in	Due in	Due in	2009 or
	Total	2005	2006-07	2008-09	after

Operating leases obligations	$22.1	$4.5	$7.6	$6.8	$3.2
Noncancelable purchase obligations	8.2	3.6	4.6	—	—

Total contractual obligations	$30.3	$8.1	$12.2	$6.8	$3.2

      In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of December 31, 2004 were $3.6 million and $1.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
      As of December 31, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.
      In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’ Java technology. Subsequent amendments extended our license through December 2006. As amended, the agreement requires us to make a payment of $4.0 million to Sun Microsystems in February 2007, less any amounts previously paid for support and royalty fees. During 2004, we evaluated our commitment and decided to record a provision of $3.5 million to reflect our estimate of the remaining future commitment we have under the terms of this license.

Indemnification
      In the normal course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily. As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not material.
Factors That May Affect Future Results
      In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.

We have a history of net losses, and we may continue to experience net losses in the future.
      We have incurred significant net losses since our inception. Our net losses for the years ended December 31, 2004, 2003 and 2002 were approximately $22.0 million, $54.1 million and $802.6 million, respectively. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect to continue to suffer net losses in the near term. We will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

We have historically derived a significant percentage of our revenues from licensing our middleware to network operators. Our opportunities for future revenue growth with middleware are limited by the actual number of worldwide network operators and by technology decisions they make from time to time.
      We have on a historic basis derived a significant percentage of our total revenues from royalties associated with the deployment of our middleware and fees charged for services rendered in support of our middleware deployments. While we continue to seek deployments within the United States, we have a significant number of customers outside of the United States that have deployed our middleware. In most cases, the number of network operators in any particular country is relatively small, and to the extent that we have already achieved deployments in those countries, the opportunities for future growth of our middleware business may be limited.
      Our capacity to generate future revenues associated with our middleware may also be limited due to a number of reasons, including:

•	network operators that have selected our middleware may switch to another middleware platform for the provision of interactive services, reduce their pace of set-top box deployment or stop deploying set-top boxes enabled with our middleware, decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our middleware running on their networks;

•	network operators that have not selected our middleware may choose another middleware platform for the provision of interactive services; or

•	a meaningful opportunity to deploy our middleware in the markets that have not yet adopted interactive television on a large scale may never develop or may develop at a very slow pace.
      Any of these eventualities would have an adverse effect on our results of operations.

We offer volume discounts to certain customers, which may, over time, depress our average pricing. While deployments of our software may continue to grow, those discounts, as they are triggered, may limit the rate of our royalty growth in the future.
      In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could slow the growth of our royalty payments in the future. If current deployment trends continue in a manner consistent with those of 2004, we would expect the average pricing for our middleware, over the course of 2005, to decline for certain customers, which could limit the overall growth rate of our royalty revenues.

We expect a more significant portion of our revenue growth in the future to be derived from interactive applications that we develop and market. If we are not successful in developing and marketing interactive applications, our future revenue growth may be limited.
      We expect over the next several years to develop extensive interactive applications, including addressable and targeted advertising and programming synchronous applications. The market for interactive applications is still nascent and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of interactive applications will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market that content and those applications effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those products will be affected to a large degree by network operators. If network operators determine that our interactive applications do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that network operators fail to renew or enter into new or expanded contracts with us for provision of interactive content, such as our enhanced interactive television service, and applications, such as the PlayJam channel, we will be unable to maintain or increase the level of distribution of our interactive applications and the associated revenue from those offerings. Moreover, due to global economic conditions, network operators may slow down their deployment of new content and applications offerings, and such actions would negatively impact our revenue. Accordingly, our ability to generate substantial revenues from our interactive content and applications offerings is uncertain.

Two of our potential North American cable customers, Cox Communications and Comcast Corporation, joined together in early 2005 to acquire certain assets from Liberate Technologies, one of our direct competitors in the middleware business. That acquisition, if it closes, is likely to eliminate Cox and Comcast as potential customers for our middleware, which could adversely affect our ability to grow.
      In January 2005, Double C Technologies, a joint venture formed by Cox Communications and Comcast Corporation, announced that it had signed a definitive agreement to acquire substantially all of the assets of Liberate’s North American business. Our middleware competes directly with the middleware software included within those assets being transferred by Liberate. To date, while we have licensed certain of our technologies to Comcast, and expect to pursue additional applications opportunities with both Cox and Comcast, we have not licensed to either of these companies our middleware solutions. Assuming that this transaction closes, we would not expect Cox or Comcast, in light of the assets that they are acquiring from Liberate, to license middleware or related solutions from us. If that assumption is correct, our opportunity to license our middleware in the United States to cable operators will be materially diminished and our future revenue growth may, accordingly, be adversely affected. In addition, it is unclear whether Double C Technologies will only develop that technology for the benefit of Comcast and Cox or whether it will attempt to sell that technology and related products to other cable operators in competition with OpenTV.

A significant percentage of our revenues are currently provided by entities affiliated with The News Corporation, which also controls companies that compete with us in certain market segments. Those circumstances may make it more difficult for us, over the long-term, to sell products, technologies or services to News Corporation affiliates in market segments in which other News Corporation affiliates offer competing products.
      The News Corporation currently controls NDS Group and Gemstar-TV Guide International, Inc., each of which competes with us in certain respects. The News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia and FOXTEL. For the year ended December 31, 2004, BSkyB, Sky Italia and FOXTEL, accounted, in the aggregate, for 38% of our revenues. While we believe that our relationships with each of these customers is good, and we have multi-year contracts with each, the long-term implications of The News Corporation owning technology companies that directly compete with us in certain respects is difficult to assess. We may be at a disadvantage in selling certain of our products, technologies or services to The News Corporation affiliates over the long-term when in direct competition with other companies in which The News Corporation maintains a significant ownership interest.

We have concluded that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2004. If we do not properly address identified weaknesses and implement additional controls to remedy those weaknesses, the reliability of our financial statements could be implicated and, ultimately, our financial results and our stock price could suffer.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting and their disclosure controls. To comply with this new statute, our management assessed our internal control over financial reporting and our disclosure controls. We identified certain weaknesses in our internal control over financial reporting as of December 31, 2004 that we have discussed in a separate report included as part of our Annual Report. Those weaknesses related to a lack of segregation of certain duties within our financial group and certain inadequacies in the controls associated with our financial review and closing process. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2004. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2004, were not effective. We began to implement additional controls and procedures in the first quarter of 2005 with the intention of remedying those weaknesses.
      These efforts have required significant managerial effort, and we have incurred substantial costs in undertaking those efforts. If our efforts to remedy the weaknesses we identified are not successful, the reliability of our financial statements could be impaired, which could adversely affect our stock price and could also affect our company in other adverse ways. In addition, the ongoing costs associated with implementing such additional controls and procedures, and otherwise complying with the requirements of Sarbanes-Oxley, are not immaterial, and while we would expect those costs to decline over the next several years they do impose greater financial burdens on medium sized companies such as ours than were originally anticipated.

We may be unable in the future to raise additional capital required to support our operating activities.
      We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of December 31, 2004, we had $63.0 million of cash, cash equivalents and marketable debt securities. We used approximately $16.2 million in cash for operating activities during the year ended December 31, 2004 and $42.5 million during the year ended December 31, 2003. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.
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

We realize a percentage of our revenue from revenue sharing and subscription-based arrangements, especially in our applications business. We are not certain that those revenue models will be generally acceptable to our customers over the long-term or that they will offer us significant opportunities for revenue growth, which could adversely affect the growth opportunities for our applications business.
      We have historically generated a substantial portion of our revenue from royalty and licensing fees related to the licensing of our middleware products and from fees for professional services that we provide. We believe that our capacity to generate future revenues in this manner may be limited, and if we are unsuccessful in evolving our revenue model, our opportunities for future revenue growth, particularly outside of the United States, may be limited. While we currently generate a percentage of our revenues from revenue sharing arrangements with network operators, programmers and advertisers, and from subscriber-based arrangements, we cannot be certain that those revenue models will be accepted by our customers over the long-term, or that our customers will allow us to participate in their revenue streams on those bases. If our efforts to identify other sources of revenue in addition to the licensing of our middleware are unsuccessful, then our future results of operations will be adversely affected.

The market for our products and services is subject to significant competition, which could adversely affect our business.
      We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and better recognized brand names than we do. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, is expected to acquire the North American assets of Liberate Technologies, which includes its middleware business. In addition to our PlayJam and PlayMonteCarlo applications, BSkyB also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.

The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.
      There has been a worldwide trend of consolidation in the cable and direct broadcast satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, in addition to the acquisition of Liberate Technologies discussed above, Comcast and Gemstar-TV Guide International Inc., a media and technology company, formed a joint venture last year called Guideworks to develop an interactive programming guide for the cable television industry.
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

We depend upon key personnel, including our senior executives and technical and engineering staff, to operate our business effectively, and we may be unable to attract or retain such personnel.
      Our future success depends largely upon the continued service of our senior executive officers and other key management and technical personnel. If certain of our senior executives were to leave the company, we may be placed at a competitive disadvantage. In addition, we may also need to increase our technical, consulting and support staff to support new customers and the expanding needs of our existing customers. We have, in the past, experienced difficulty in recruiting qualified personnel. If we are not successful in those efforts, our business may be adversely affected.

We continue to evaluate our business operations and may implement structural and other changes that affect the conduct of our worldwide business operations. As we continue to align our resources appropriately with our evolving business we may face unintended consequences or suffer adverse effects on our operations or personnel.
      We review our operations on an ongoing basis with a view towards improving our business performance. Beginning in 2002, we undertook efforts to consolidate our operations, close and relocate various offices around the world and divest non-strategic assets. We also effected certain organizational changes in late 2004 to establish business units based on our middleware and applications businesses. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our old strategies and processes. This may adversely affect our business, results of operations and future prospects.

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
      Many of our and our subsidiaries’ agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use our products. If it is determined that our products infringe any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities, which may adversely affect our business, financial condition and operating results.
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

The adoption of industry-wide standards for interactive television, such as the OpenCable initiative in North America, could adversely affect our ability to sell our products and services or place downward pressure on our pricing.
      Ongoing efforts to establish industry-wide standards for interactive television software include a commitment by cable network operators in the United States to deploy a uniform platform for interactive television based on a jointly developed specification known as the OpenCable Applications Platform and an initiative by European television industry participants to create a similar platform called Multimedia Home Platform. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

Our failure to participate in certain industry standards setting organizations, including CableLabs, may adversely affect our ability to sell products or services to network operators or other potential customers that are members of those organizations.
      We have not, to date, determined to become a member of CableLabs, the research and development consortium managing the OpenCable initiative, and certain other standards setting organizations. While we continually assess our position with respect to any relevant standards setting organizations, and have joined several of them, our failure to participate in certain organizations may affect the willingness of their respective members to conduct business with us. If that were the case, our ability to continue to grow our business might be adversely affected.

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
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of this standard are effective for reporting periods beginning after June 15, 2005. The adoption of those provisions, which have been previously disclosed on a pro forma basis in our financial footnotes, is likely to have a significant effect on our consolidated statement of loss.

Through the use of our technology, we have the ability to collect personal and confidential information from set-top boxes. If we fail to protect this information from security breaches or misuse this information, then our operations could be disrupted and we could be subject to litigation and liability under privacy laws.
      Through the technology that we license for use in set-top boxes, we have the ability, when requested by our customers, to collect and store personal information from users of our applications. Subject to applicable laws, and the agreement of our customers and consumers, we may also seek to use such information to help develop addressable and targeted advertising businesses. Storage and use of such information is subject to laws and regulations and may also subject us to privacy claims relating to its use and dissemination. In addition, a third party might be able to breach our security measures and gain unauthorized access to our servers where such information is stored and misappropriate such information or cause interruptions to our business operations. We may be required to expend significant capital and other resources to monitor the laws applicable to privacy matters, to protect against security breaches or to deal with the consequences of any breach. A breach of privacy rights by us, network operators or others could expose us to liability. Any compromise of security or misuse of private information could materially and adversely affect our business, reputation, operating results and financial condition and expose us to costly litigation and regulatory action. Concerns over the security of personal information transmitted through our applications and the potential misuse of such information might also inhibit market acceptance of our applications, and if this occurs, our business and operating results will be adversely affected.

If we continue to develop and seek to market gaming and gambling applications, we must assess the legality of these types of activities in different jurisdictions. Our inability to launch these applications legally, the uncertain regulatory landscape for these applications and the significant costs associated with ongoing evaluations regarding the state of gaming and gambling laws around the world may adversely affect our business.
      We develop and market gaming and gambling applications for interactive television based on technologies and know-how that we acquired through BettingCorp. In many jurisdictions throughout the world, the laws regulating gaming and gambling, particularly through media such as interactive television and the Internet, are highly uncertain and subject to frequent change. The penalties in many jurisdictions include both civil and criminal penalties. While we continually assess the laws and regulations regarding gaming and gambling ventures, and engage special outside legal counsel to assist in that process, we cannot be certain that our interpretation of, or the advice that we receive from outside professionals with respect to, those laws will necessarily be the only possible interpretation. The costs associated with that evaluative process are not, and will not be, insignificant. In the event that we are incorrect in our interpretation of certain laws or regulations, we may be subject to penalties. Moreover, we may be required to make significant changes to our business, if those laws or regulations change in ways that we do not anticipate or expect. The uncertainty inherent in these matters, the changing nature of these laws and regulations, and the significant costs associated with our ongoing evaluation of those laws and regulations, may adversely affect our business over time. If we do not believe that we can legally and effectively launch gaming and gambling applications, our future growth may be impaired.

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
      Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 32.2% of the economic interest and 78.9% of the voting power of our ordinary shares outstanding as of December 31, 2004. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

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
      Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of December 31, 2004, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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
      The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2004 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of		Valuation of	Valuation of
	Securities if		Securities if	Securities if
	Interest Rates	Fair Value as of	Interest Rates	Interest Rates
Issuer	Decrease 1%	December 31, 2004	Increase 1%	Increase 2%

U.S. government and agencies	$6,073	$5,938	$5,849	$5,741
Corporate notes and bonds	2,657	2,522	2,548	2,496
Auction rate securities	17,373	16,900	16,710	16,390
Certificate of deposit	2,029	2,000	1,931	1,911

	$28,132	$27,360	$27,038	$26,538

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
      We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during 2004. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of December 31, 2004. We expect over time, however, that a more significant number of our European customers will seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2005 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.

Item 8.	Financial Statements and Supplementary Data
      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures

a.	Management’s Report on Internal Control over Financial Reporting as of December 31, 2004
      Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This report sets forth the findings of the company’s management with respect to the company’s Internal Controls, but does not discuss the remediation efforts undertaken in connection therewith. A discussion of those remediation efforts undertaken follows this report.
      Management assessed the effectiveness of the company’s Internal Controls as of December 31, 2004 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control-Integrated Framework and identified the following material weaknesses as of December 31, 2004:

Certain Duties within the Company’s Financial Group were not Properly Segregated
      The company’s controller had the ability to direct other personnel within the finance group to initiate and enter manual journal entries in the company’s books and records without authorization or review by other members of the financial organization. As a result of this lack of segregation of duties, there existed, as of December 31, 2004, a more than remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected.

Certain Controls Associated with the Financial Reporting and Close Process were not Effective

•	Management’s review of certain year-end accruals was not effective. Specifically, this review did not identify that an accrual was not adequately supported by reasonable assumptions and sufficient documentation. As a result, an error in the accounting for accrued liabilities and cost of revenue was identified and subsequently corrected.

•	Management’s ineffective review of certain detailed schedules prepared in connection with the company’s financial reporting process to support the company’s financial statements and related note disclosures led to errors in the statement of cash flows, lease commitments and tax notes and required modification of those notes as included in the Company’s 2004 audited financial statements.

•	The company does not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters. As a result, the company inappropriately applied the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS No. 142) in conducting its annual analysis for potential impairment that led to an error in the accounting for goodwill that was identified and subsequently corrected.
      Based on our assessment under the criteria discussed above, management has concluded that, as of December 31, 2004, the company’s Internal Control over financial reporting was not effective as a result of the aforementioned material weaknesses.
      KPMG LLP, the company’s independent registered public accounting firm, has issued an attestation report on management’s evaluation of the company’s Internal Control, which appears on page II-34.

b.	Remediation Efforts related to Management’s Assessment on Internal Controls
1)                        Remediation of Material Weakness Related to Improper Segregation of Certain Duties within the Financial Group
      After a weakness was identified involving the segregation of duties, management introduced new procedures in the first quarter of 2005 that are to be performed monthly and were applied beginning with the November 2004 and December 2004 journal entries. These new procedures require the company’s Chief Financial Officer to review any and all non-recurring manual journal entries with a value of $100,000 or more and also to review all journal entries that are directed by the Controller. The company’s Chief Financial Officer was also charged with responsibility for undertaking a reasonable review of all other non-recurring journal entries, including those below $100,000, to ensure that all such entries are fully and properly authorized and reviewed.
      Management believes that the remediating and compensating controls that it initiated in the first quarter of 2005 have effectively remediated the identified weakness.

2)	Remediation of Certain Controls Associated with the Financial Reporting and Close Process
      Management is implementing additional procedures to ensure that all necessary and relevant supporting documentation for accrual balances and any adjustments thereto is collected and analyzed. The additional procedures also provide for a more thorough review by management in the financial reporting and close process.
      Management has concluded that additional internal accounting resources are necessary to ensure that the company maintains an appropriate level of internal technical expertise and that its Internal Controls are effectively maintained and applied. Management is currently evaluating its personnel, developing a plan to enhance the current staff’s capabilities in this area and assessing whether additional resources with appropriate accounting knowledge and experience are required.
      Management continues to evaluate and to implement remediation efforts with respect to the foregoing weakness.

c.	Effect of Pre-closing Audit Adjustments on Financial Statements.
      Management effected all audit adjustments identified by the company’s independent registered public accounting firm, or otherwise identified, through the processes described above prior to the issuance of the company’s 2004 audited financial statements.

d.	Evaluation of disclosure controls and procedures.
      We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the company’s Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described in our report on Internal Control over Financial Reporting set forth above, we have identified certain material weaknesses as of December 31, 2004. Although we have received an unqualified audit report from our independent registered public accounting firm KPMG LLP on our 2004 consolidated financial statements, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses, the company’s Disclosure Controls, as of December 31, 2004, were not effective.
     Changes in Internal Control Over Financial Reporting
      We began to initiate certain changes to our internal control over financial reporting in the first quarter of 2005 to address the material weaknesses described in our report. We continue to implement those changes, and introduce additional controls, to remediate the material weaknesses that we identified as of December 31, 2004. We had not implemented any changes in our internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
OpenTV Corp.:
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting as of December 31, 2004” (Item 9A.a), that OpenTV Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because certain duties within the company’s financial group were not properly segregated and certain controls associated with the financial reporting and close process were not effective, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OpenTV Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•	The Company’s controller had the ability to direct other personnel within the finance group to initiate and enter manual journal entries in the Company’s books and records without authorization or review by other members of the financial organization. This lack of segregation of duties resulted in a more than remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected.

•	Management’s review of certain year-end accruals was not effective. Specifically, this review did not identify that an accrual was not adequately supported by reasonable assumptions and sufficient documentation. As a result, an error in the accounting for accrued liabilities and cost of revenue was identified and subsequently corrected.

•	Management’s ineffective review of certain detailed schedules prepared in connection with the company’s financial reporting process to support the company’s financial statements and related note disclosures led to errors in the statement of cash flows, lease commitments and tax notes and required modification of those notes as included within the company’s 2004 audited financial statements.

•	The company does not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters. As a result, the Company inappropriately applied the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS No. 142), in conducting its annual analysis for potential impairment that led to an error in the accounting for goodwill that was identified and subsequently corrected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 which expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
In our opinion, management’s assessment that OpenTV Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, OpenTV Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2004 (as described in Item 9A.b and 9A.c), relative to the aforementioned material weaknesses in internal control over financial reporting.
/s/ KPMG LLP

San Francisco, California
March 15, 2005

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of OpenTV
      The following table sets forth certain information with respect to our current directors and executive officers including their ages as of December 31, 2004 and any directorships held in public companies. Unless otherwise indicated, each director or executive officer may be contacted at our principal executive office at 275 Sacramento Street, San Francisco, California, 94111.

Name and Age	Position

Mark H. Allen Age 48	Our Executive Vice President and Managing Director of Technology Licensing and Commercial Affairs since September 2004; Mr. Allen also served in other executive capacities for us from November 2002 to September 2004; Executive Vice President of Corporate Development and Deputy General Counsel of Liberty Broadband Interactive Television from May 2002 to March 2003; Executive Vice President of Corporate Development and Technology Licensing of Gemstar-TV Guide International, Inc. from February 2002 to May 2002, and President of TV Guide Affiliate Sales for TV Guide, Inc. from September 1999 to May 2002.
Nigel B. Bennett Age 42	Our Senior Vice President and General Manager of Europe, Middle East and Africa since October 2004; our Senior Vice President and General Manager of Worldwide Professional Services and Support from June 1999 to September 2004.
Robert R. Bennett(1) Age 46	Our director since August 2002; President and Chief Executive Officer of Liberty Media Corporation since April 1997; Executive Vice President of Tele-Communications, Inc. from April 1997 to March 1999; currently a director of Liberty Media Corporation, Liberty Media International, Inc, and UnitedGlobalCom, Inc.
J. Timothy Bryan(2) Age 43	Our director since June 2003; currently a director and Chairman of the Audit Committee for Clearwire Corporation and a director of ICO Global Communications; formerly a director of Nextel Communications, Inc.; currently an advisor to Nextel Communications, Inc.; Chief Financial Officer of Eagle River, Inc. from 2001 to 2003; an advisor for domestic and international telecommunications companies from 1999 to 2001; Chief Financial Officer of United GlobalCom and then President of United Pan Europe Communications from 1996 to 1999.
James A. Chiddix Age 59	Our director and Executive Chairman since March 2004; our Chief Executive Officer since May 2004; President of MystroTV, a business unit of Time Warner Cable formed to provide digital customers with the ability to pause, rewind and restart live television and to recapture missed programming, from July 2001 to January 2004; Chief Technical Officer of Time Warner Cable from June 1998 to July 2001.
Vincent Dureau Age 44	Our Chief Technology Officer since May 1998; our Senior Vice President of Engineering since 1994; prior to joining us, Mr. Dureau held a variety of positions in the research department of Thomson Multimedia in Paris and Los Angeles.

III-1

Name and Age	Position

Tim Evard Age 58	Our Senior Vice President and General Manager of Marketing and Applications Products since November 2004; President and Chief Executive Officer of Broadband iTV from January 2004 to November 2004, a company that uses interactive technology to deliver community based content; Senior Vice President of WSNET from 2002 to 2003, a company that provides digital video distribution to the cable television industry; Founder and Executive Vice President of Broadband Residential from 2000 to 2002, a company that provides telecommunications services to the multi-family housing market; Senior Vice President of Marketing of Time Warner from 1998 to 2002; President and co-Founder of the Time Warner Road Runner high-speed cable data business from April 1994 to April 2000.
Joel Hassell Age 44	Our Senior Vice President and General Manager of North American Satellite since September 2004; our Vice President of Engineering from July 2003 to September 2004; Chief Operating Officer of ACTV, Inc. from July 2001 to July 2003; Chairman of the Board, Chief Executive Officer and President of Intellocity USA, Inc. from January 2000 to March 2001.
Wesley O. Hoffman Age 51	Our Executive Vice President and General Manager of North American Cable (and previously Chief Operating Officer) since August 2003; Chief Executive Officer of ICTV, Inc. from August 2001 to August 2003; President of ICTV, Inc. from 1996 to August 2003; ICTV is a privately-held company that develops infrastructure for cable operators to deliver content and television services to digital cable subscribers; President and Chief Executive Officer of High Speed Surfing, a private company that designed and distributed modular DOCSIS cable modems for the North American market, from August 2000 to August 2001.
Richard Hornstein Age 42	Our Senior Vice President and Chief Financial Officer since October 2003; Consultant to Golden Gate Capital, a private equity fund, from April 2003 to September 2003; Chief Financial Officer and General Counsel of Resonate, Inc., a software company, from August 2002 to March 2003; Chief Financial Officer and General Counsel of Believe, Inc., a software company, from July 2000 to April 2002; General Counsel and Senior Vice President of Corporate Development and Taxation of Network Associates, Inc., a software company, from January 1999 to June 2000; previously, Mr. Hornstein served as Manager with Coopers & Lybrand and KPMG.
Mazin S. Jadallah Age 35	Our Senior Vice President of Strategic Development since July 2004; Vice President of Corporate Development at the Time Warner Interactive Video Group from 2001 to 2004; Executive Director at Time Warner from 1998 to 2001.
Alec Livingstone Age 57	Our Senior Vice President and General Manager — Platform Development (previously served in other managerial capacities) since October 2000; Group Technical Director for British Interactive Broadcasting from 1997 to 2000.

III-2

Name and Age	Position

Jerry Machovina Age 57	Our director since October 2003; currently Private Investor; Executive Vice President of Yankees Entertainment and Sports Network (YES) from September 2001 to October of 2002; Co-Chief Executive Officer of Mediapassage, which merged with Adauction (doing business as OneMediaPlace), from April 2001 to September 2001; President and Chief Executive Officer of Adauction from January 2000 to April 2001; Executive Vice President of TCI/AT&T Broadband from January 1995 to April 2000; currently a director and Senior Consultant for Vehix.com.
J. David Wargo(3) Age 51	Our director since August 2002; President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since January 1993; currently a director of Strayer Education, Inc. and Liberty Media International, Inc.
Anthony G. Werner(1) Age 48	Our director since August 2002; Senior Vice President and Chief Technology Officer of Liberty Media Corporation since August 2001; Senior Vice President of Strategic Technologies at Qwest Communications from May 2001 to August 2001; President and Chief Executive Officer of Aurora Networks, a manufacturer of advanced, next-generation optical transport systems for broadband networks that support the convergence of digital broadband, voice, video and data applications, from October 2000 to May 2001; Executive Vice President and Chief Technology Officer of AT&T Broadband, previously TCI, from July 1994 to October 2000; currently a director of Dycom Industries, Inc.
Scott Wornow Age 42	Our Senior Vice President, General Counsel and Corporate Secretary since October 2003; Vice President, General Counsel, Corporate Secretary and Chief Restructuring Officer of OmniSky Corporation, a wireless data provider, from May 2000 to December 2002 (which filed for bankruptcy protection under the federal bankruptcy laws in December 2001); Partner in the New York office of the international law firm of Paul, Hastings, Janofsky & Walker LLP, from February 1998 to May 2000.
Michael Zeisser(1) Age 39	Our director since October 2003; our Interim Chairman from December 2003 through March 2004; Senior Vice President of Liberty Media Corporation since September 2003; Partner at McKinsey & Company from December 1996 through September 2003.

(1)	c/o Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112.

(2)	c/o Eagle River, Inc., 3003 East Third Avenue, Suite 205, Denver, Colorado 80206.

(3)	c/o Wargo & Company, Inc., 712 Fifth Avenue, 41st Floor, New York, New York 10019.
Audit Committee
      Messrs. Wargo, Bryan and Machovina are the members of our audit committee. Mr. Wargo is the chairman of the audit committee. Each of the members of the audit committee meets the independence requirements of the Nasdaq Marketplace Rules and applicable Securities and Exchange Commission Rules and Regulations as such standards exist on the date of this Annual Report on Form 10-K and are financially literate as determined by our board of directors in light of applicable regulatory standards. Our board of directors has determined that Mr. Wargo is a “financial expert” as defined by applicable Securities and Exchange Commission Rules.

III-3

      The audit committee assists our board in its oversight responsibilities relating to our financial accounting, reporting and controls. The audit committee monitors and evaluates periodic reviews of the adequacy of our accounting and financial reporting processes and internal control over financial reporting that are conducted by our financial and senior management and our independent auditors, is directly responsible for the appointment, compensation and oversight of the work of our independent auditors, reviews and evaluates the qualifications, independence and performance of our independent auditors, monitors our compliance with legal and regulatory requirements, monitors the performance of our internal audit function and facilitates communication among our independent auditors, our financial and senior management and our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      In accordance with Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission, our directors, executive officers and holders of more than 10% of our ordinary shares are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market and to furnish us with copies of all of the reports they file.
      Based solely on our review of the copies of the forms furnished to us and written representations from the reporting persons, we are unaware of any failures during 2004 to file Forms 3, 4 or 5 and any failures to file such forms in a timely basis, except for a Form 4 for the sale of 4,625 shares of our Class A ordinary shares by Wesley O. Hoffman that was filed late on November 30, 2004 and a Form 5 for the acquisition of 20,277 shares of our Class A ordinary shares by Mark H. Allen that was filed late on January 12, 2005.
Code of Ethics
      We have adopted a code of conduct that applies to all of our employees, directors and officers. Our code of conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and the “code of conduct” under the Nasdaq Marketplace Rules. Our code of conduct is available on our website at www.opentv.com, and, if applicable, we will post any amendment to or waivers from the code of conduct at that location. In addition, we will provide a copy of our code of conduct, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, OpenTV Corp., 275 Sacramento Street, San Francisco, California 94111, telephone number (415) 962-5000.

Item 11.	Executive Compensation
      The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during 2004, 2003, and 2002 by each person serving as our Chief Executive Officer during 2004 and our four other most highly compensated executive officers who were serving as executive officers at December 31, 2004. This information includes the dollar value of base salaries, commissions and bonus awards, the number of our Class A ordinary shares subject to stock options granted and certain other compensation, whether paid or deferred. We have not granted stock appreciation rights and have not provided any long-term compensation benefits other than stock options. Several of our executive officers joined us in

III-4

2004 and in 2003 and information with respect to those individuals is provided for the partial year or years in which they were employed.
Summary Compensation Table

							Long-Term
							Compensation
		Annual Compensation					Awards

					Other Annual		Securities		All Other
		Salary	Bonus(*)		Compensation		Underlying		Compensation
Name and Principal Position	Year	($)	($)		($)		Options		($)

James A. Chiddix(1)	2004	337,500	112,500		—		1,000,000		3,000	(2)
Chief Executive Officer	2003	—	—		—		—		—
	2002	—	—		—		—		—

James A. Ackerman(3)	2004	420,733	—		750,000	(4)	—		453,820	(5)
Former Chief Executive	2003	420,733	93,910		790,856	(6)	200,000		359,400	(7)
Officer	2002	420,733	—		767,765	(8)	—		597,000	(9)

Mark H. Allen (10)	2004	339,863	—		—		40,000		—
Executive Vice President	2003	—	91,105	(11)	—		150,000	(12)	—
and Managing Director	2002	—	—		—		—		—
Technology Licensing and Commercial Affairs

Nigel B. Bennett	2004	225,500	—		—		20,000		3,000	(2)
Senior Vice President and	2003	220,000	49,105		50,511	(13)	20,000		3,000	(2)
General Manager EMEA	2002	220,000	—		—		—		—

Wesley O. Hoffman (14)	2004	275,000	—		—		50,000		3,000	(2)
Executive Vice President	2003	96,955	21,526		—		100,000		2,000	(2)
and General Manager of	2002	—	—		—		—		—
North American Cable

Alec Livingstone (15)	2004	315,100	—		—		40,000		—
Senior Vice President and	2003	281,100	70,885		49,000	(16)	50,000		—
General Manager —	2002	259,100	—		—		—		—
Platform Development

(*)	Bonus compensation is displayed for the year such bonus was earned, except for the bonus Mr. Chiddix received pursuant to his employment agreement which was both earned and paid in 2004. Bonus awards for our senior executives in respect of 2004 have not been determined as of the date of this Annual Report. Upon any such determination, we would, to the extent required, file information with respect to such awards with the Securities and Exchange Commission. Bonus awards for the year ended December 31, 2003 were paid in the form of OpenTV Class A ordinary shares.

(1)	Mr. Chiddix’s employment as our Chief Executive Officer commenced in May 2004.

(2)	Represents matching contributions made to the individual’s 401(k) plan account in the fiscal year.

(3)	Mr. Ackerman resigned as Chief Executive Officer in May 2004.

(4)	Represents (i) loan forgiveness ($602,011) and (ii) the fair market value of 43,662 shares granted to Mr. Ackerman on January 2, 2004 ($147,989). For a more detailed description of the loan forgiveness, see “Item 13. Certain Relationships and Related Transactions — Forgiveness of Executive Officer Loan.”

(5)	Represents (i) a severance payment ($410,367), of which $210,367 was paid in 2004 and $200,000 was paid in 2005, (ii) vacation payment ($40,454), and (iii) a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(6)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 121,402 of our Class A ordinary shares granted to Mr. Ackerman in October 2003 ($147,989) and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($40,856).

III-5

(7)	Represents a payment of $356,400 made pursuant to a management retention agreement with Mr. Ackerman and a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(8)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 17,830 of our Class A ordinary shares granted to Mr. Ackerman on January 2, 2002 ($147,989) and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($17,765).

(9)	Represents a payment of $594,000 made pursuant to a management retention agreement with Mr. Ackerman and a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(10)	Mr. Allen’s employment with us commenced in March 2004. Prior to that time, Mr. Allen provided services to us through Liberty Broadband Interactive Television, a company that formerly provided management services to us.

(11)	Represents payments made in connection with services provided to us through Liberty Broadband Interactive Television.

(12)	Represents an option to purchase (i) 50,000 shares granted on June 12, 2003 and (ii) 100,000 shares granted on September 1, 2003, in each case, in connection with services provided to us through Liberty Broadband Interactive Television.

(13)	Represents a payment of $50,511 made as a pay-out of the balance of a deferred compensation plan.

(14)	Mr. Hoffman’s employment with us commenced in August 2003.

(15)	Dr. Livingstone’s salary and bonus are paid in Pound Sterling and the amounts have been translated into United States dollars. Dr. Livingstone’s salary was converted to U.S. dollars by applying the Interbank annual average pound sterling/ U.S. dollar exchange rate for the applicable fiscal year. Dr. Livingstone’s 2003 bonus award was converted to U.S. dollars by applying the Interbank pound sterling/ U.S. dollar exchange rate applicable as of January 14, 2004.

(16)	Represents a tax equalization payment ($49,000).
Certain management services were provided to us in 2004 by officers of Liberty Broadband Interactive Television. Liberty Broadband charged us a monthly management fee that was based on the estimated amount of time the individuals spent on our business each month. In February 2004, our management relationship with Liberty Broadband was terminated. For more information about the arrangement, see “Item 13. Certain Relationships and Related Transactions — Management Fee and Expense Reimbursement Arrangements with Liberty Broadband.”
Option Grants in 2004
      The following table sets forth information regarding stock option grants to each of the above-named officers during 2004. During 2004, we granted to our employees options to purchase 2,813,050 of our Class A ordinary shares. The exercise price of all stock options was equal to the fair market value of our Class A ordinary shares on the date of grant. The stock options generally vest over five years in equal installments upon the second, third, fourth and fifth anniversary of the date of grant. All stock options have a term of 10 years, subject to earlier termination upon termination of employment.
      The potential realizable value table illustrates the hypothetical gains that would exist for the options at the end of the 10-year term of the option based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the term. The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by the Securities and Exchange Commission rules and do not represent our estimate or projection of future Class A ordinary share prices. Actual gains, if any, on option exercises will depend on the future performance of our Class A ordinary shares and overall market conditions. The potential realizable values shown in this table may never be achieved.

III-6

		Percent of			Potential Realizable Value
	Number of	Total			at Assumed Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to			Option Term
	Options	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price	Date	5%	10%

James A. Chiddix	1,000,000	36%	$2.99	3/23/2014	$1,880,395	$4,765,290
James J. Ackerman	—	—	—	—	—	—
Mark H. Allen	40,000	1%	$2.99	3/23/2014	$75,216	$190,612
Nigel B. Bennett	20,000	1%	$2.99	3/23/2014	$36,608	$95,306
Wesley O. Hoffman	50,000	2%	$2.99	3/23/2014	$94,020	$238,265
Alec Livingstone	40,000	1%	$2.99	3/23/2014	$75,216	$190,612
Option Exercises in 2004 and Year-End Option Values
      The following table sets forth information concerning stock option exercises during 2004 by each of the above-named officers, including the aggregate amount of gains on the date of exercise. The value realized for option exercises is the aggregate fair market value of our Class A ordinary shares on the date of exercise less the exercise price. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options held on December 31, 2004 by each of those officers. Also reported are values for “in-the-money” stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Class A ordinary shares as of December 31, 2004. The values for unexercised in-the-money options have not been, and may never be, realized. The fair market value is determined by the closing price of our Class A ordinary shares on December 31, 2004, as reported on the Nasdaq National Market, which was $3.84 per share.

			Number of Securities		Value of Unexercised In-The
			Underlying Unexercised		Money Options at Fiscal
			Options at Fiscal Year-End		Year-End
	Shares Acquired	Value
Name	Upon Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James A. Chiddix	—	—	—	1,000,000	—	$850,000
James J. Ackerman	—	—	395,833	204,167	—	412,000
Mark H. Allen	—	—	25,000	165,000	—	137,000
Nigel B. Bennett	—	—	122,136	40,416	—	61,200
Wesley O. Hoffman	—	—	—	150,000	—	112,500
Alec Livingstone	—	—	43,583	90,417	—	144,500
Compensation of Directors
      Base Compensation and Expense Reimbursement. In 2004, our independent directors received an annual retainer of $10,000 for serving on our board of directors and $15,000 for serving on our audit committee. The annual retainers are paid in quarterly installments and continue so long as the independent director serves as a member of our board of directors. The annual retainers may be paid, at the election of the director, in our Class A ordinary shares rather than cash. Our non-independent directors do not receive any compensation for attending board or board committee meetings. All of our directors are reimbursed for actual expenses they incur to attend meetings.
      Options. Under the OpenTV Corp. 2003 Incentive Plan and the Compensation Policy for Independent Directors adopted by the board of directors, each independent director who is elected to the board of directors will receive an automatic initial option grant to purchase 25,000 Class A ordinary shares on the date on which such person first becomes an independent director. Each independent director who continues serving as a member of the board of directors receives an automatic quarterly option grant to purchase 2,500 of our Class A ordinary shares.
      The exercise price of all stock options granted to independent directors equals 100% of the fair market value of our Class A ordinary shares on the date of grant of the option. Options granted under the 2003

III-7

Incentive Plan are subject to a five year vesting schedule, vesting in equal installments on the second, third, fourth and fifth anniversary of the date of grant. Each option has a ten-year term unless earlier terminated. The options remain exercisable as to vested shares for up to ninety days following the optionee’s termination of service as a director, unless such termination is a result of death or of total and permanent disability, in which case the options remain exercisable for up to a one-year period.
Employment Agreements

Employment agreement with Chief Executive Officer
      In March 2004, we entered into an employment agreement with James Chiddix pursuant to which Mr. Chiddix agreed to serve as the Executive Chairman of our board of directors. Mr. Chiddix assumed the additional position of Chief Executive Officer in May 2004.
      The employment agreement commenced on April 1, 2004, and has a one-year term that is automatically extended daily so that the remaining term on any date is one year. Under the agreement, Mr. Chiddix is provided with a minimum base salary of $450,000. For the year ended December 31, 2004, Mr. Chiddix was entitled to receive a bonus, paid quarterly in arrears, in an aggregate annual amount equal to 33% of his base salary (prorated for the actual weeks during the year he was employed by us), payable in cash or, at Mr. Chiddix’s election, in our Class A ordinary shares valued at the fair market value of our Class A ordinary shares on the last day of the calendar quarter for which the portion of the bonus was earned. For subsequent calendar years during the term, Mr. Chiddix is eligible for an annual bonus paid at the discretion of the compensation committee.
      Under the agreement, Mr. Chiddix was granted an option to purchase 1,000,000 of our Class A ordinary shares on March 23, 2004 with an exercise price of $2.99 per share, the closing price for our Class A ordinary shares on the Nasdaq National Market on that date, vesting in equal annual installments on the second, third, fourth and fifth anniversaries of the date of grant. Mr. Chiddix was also awarded on March 23, 2004 options to purchase an additional 500,000 of our Class A ordinary shares with an exercise price of $2.99 per share, the vesting of which is contingent upon us achieving certain performance goals established by our board of directors.
      If Mr. Chiddix voluntarily terminates his employment with us or if he is terminated for “cause” (as defined in his employment agreement), he would receive payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time, in each case, up to the date of termination.
      If Mr. Chiddix’s employment is terminated by us other than for “cause”, or by Mr. Chiddix for “good reason” (as defined in his employment agreement), he would receive the following: (i) payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination, (ii) salary continuation for the remainder of the employment term, unless such termination is within 12 months of a “change in control” (as defined in his employment agreement), in which case he would be entitled to receive 18 months of salary paid, at his election, either in the form of salary continuation or in a lump sum payment, (iii) a pro-rata portion of any annual bonus he would have received with respect to the year in which his employment was terminated, (iv) continued vesting of stock options (including performance-based stock options that had begun to vest prior to the date of termination) for a period of one year from the date of termination (unless such date of termination is within 12 months of a “change in control”, in which case such vesting shall continue for a period of 18 months from the date of termination), (v) continued exercisability of stock options for a period of 90 days following the date on which the last stock options referred to in the preceding clause (iv) shall have vested, and (vi) for the period in which Mr. Chiddix receives salary continuation benefits from us (or such shorter period if he receives alternative health care coverage), amounts equal to the difference between the monthly premium payments paid by Mr. Chiddix for continued health care coverage and the amount he would have paid for health care coverage had he remained an employee of us.
      In the event the employment agreement is terminated as a result of Mr. Chiddix’s death or disability, he (or his estate) would receive the following: (i) payment for unpaid salary, reimbursable business expenses not

III-8

theretofore paid and accrued vacation time, in each case, up to the date of termination, (ii) a lump sum payment equal to six months of salary, and (iii) a pro-rata portion of any annual bonus he would have received with respect to the year in which his employment was terminated by reason of the death or disability. In addition, all stock options (other than performance-based options that had not begun to vest prior to the date of termination) shall vest and remain exercisable for a period of one year following the date of termination.

Employment Letters With Certain Executive Officers
      We have an employment letter with Mark Allen, who serves as our Executive Vice President and Managing Director of Technology Licensing and Commercial Affairs, under which Mr. Allen receives an annual salary of $425,000, with a target bonus of 35% of his annual salary. We have an employment letter with Tim Evard, who serves as our Senior Vice President and General Manager of Marketing and Applications Products, under which Mr. Evard receives an annual salary of $375,000, with a target bonus of 35% of his annual salary. Mr. Evard received a grant of 200,000 options upon joining the company in November 2004. We have an employment letter with Mazin Jadallah, who serves as our Senior Vice President of Strategy and Development, under which Mr. Jadallah receives an annual salary of $235,000, with a target bonus of 35% of his annual salary. Mr. Jadallah received a grant of 50,000 options upon joining the company in July 2004, and another 50,000 options after being with the company for six months.
      Under their respective employment letters, Messrs. Allen, Evard and Jadallah are considered employees at-will. If Messrs. Allen, Evard or Jadallah’s employment is terminated by us other than for “cause,” as defined in their respective employment letters, or as a result of a material reduction in their respective duties or responsibilities or base salary (or, in the case of Mr. Allen, a relocation of his principal place of business), each such person would receive, in his particular case, the following: (i) payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination, (ii) salary continuation for a period of six months after termination (or 12 months in the case of Mr. Allen), unless such termination is within 12 months of a “change in control” (as defined in their respective employment agreements), in which case each would be entitled to receive 12 months of salary paid (or 18 months in the case of Mr. Allen), (iii) continued vesting of stock options for a period of six months after termination (or 12 months in the case of Mr. Allen), unless such termination is within 12 months of a “change in control” (as defined in their respective employment agreements), in which case each would be entitled to receive 12 months of vesting (or 18 months in the case of Mr. Allen), and (iv) continued exercisability of stock options for a period of 90 days following the date on which the last stock options referred to in the preceding clause (iii) shall have vested. Each of these employment letters also contains an agreement not to compete with the business of OpenTV for a period of one year from termination.
      We also have employment letters with other officers. Each of these employment letters provides certain benefits, including severance payments, on a change in control or termination without cause that are generally more limited in nature than the provisions described above. Our Compensation Committee has authorized our Chief Executive Officer, in his discretion, if he believes it appropriate as a retention mechanism, to amend these forms of employment letters to ensure a general consistency of terms and conditions for our senior management. If any such employment arrangements are modified in the manner described, the company would, to the extent required, file a description and copies of such agreements with the Securities and Exchange Commission.
Compensation Committee Interlocks and Insider Participation
      The members of the compensation committee of our board of directors are Robert R. Bennett, J. David Wargo, J. Timothy Bryan, Michael Zeisser and James A. Chiddix. Mr. Chiddix has served as our Chief Executive Officer since May 2004. No interlocking relationship exists between our board and its compensation committee and the board of directors or compensation committee of any other company.

III-9

The following pages contain a report issued by our compensation committee relating to executive compensation for 2004. Stockholders should be aware that under Securities and Exchange Commission rules, the report on executive compensation by the compensation committee is not deemed to be “filed” or incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933, except to the extent that we specifically incorporate this information by reference.
REPORT ON EXECUTIVE COMPENSATION
Board Compensation Committee Report on Executive Compensation
      The compensation committee is responsible for making decisions regarding the compensation of OpenTV’s Chief Executive Officer and other executive officers, including decisions relating to salaries, bonuses, certain equity incentives and other forms of compensation. James A. Chiddix, OpenTV’s Chairman and Chief Executive Officer, is a member of the compensation committee but does not participate in any decisions regarding his compensation. Our Compensation Committee has not made final determinations with respect to bonus awards for 2004 or option grants for 2005 for any of our executive officers as of the date of this Annual Report. Upon such determination, the company would, to the extent required, file a description of such determination with the Securities and Exchange Commission.
      General Compensation Policy. OpenTV’s current compensation philosophy for executive officers is to establish a compensation package for each executive officer that includes a base salary, an annual bonus opportunity and equity incentive awards. The intent of each executive officer’s compensation package is to reward that executive commensurately with OpenTV’s overall financial performance, including that executive officer’s individual performance, and to seek to have a substantial portion of each executive officer’s compensation contingent upon meeting performance measures. OpenTV’s compensation program for executives is designed to attract and retain individuals who are capable of leading OpenTV in achieving its goals.
      Base Salary. The base salary for each executive officer is set on the basis of general market levels for commensurate positions and individual experience, expertise, and performance.
      Annual Bonus Opportunity. Each executive officer other than OpenTV’s Chief Executive Officer has an established bonus target, which is measured against OpenTV’s overall financial performance and the achievement of individual objectives. Actual bonuses paid are based on a percentage of the individual’s base salary. For the year ended December 31, 2004, OpenTV expects to pay annual bonuses to its executive officers in the form of registered OpenTV Class A ordinary shares.
      Incentive Compensation. Under the OpenTV Corp. 2003 Incentive Plan, OpenTV’s executive officers are eligible to receive stock-based incentives, including stock options and stock appreciation rights, as determined by the incentive plan committee, a subcommittee of our compensation committee. The incentive plan committee may make stock-based incentive awards at varying times and in varying amounts at its discretion. Generally, the incentive plan committee will set the size of each grant at a level that it deems appropriate to create a meaningful opportunity for stock ownership based upon the executive officer’s position, potential for future responsibility and promotion, performance in the recent period, and unvested options held. The relative weight given to each of these factors will vary from individual to individual, at the incentive plan committee’s discretion. OpenTV desires to promote ownership of its ordinary shares by executive officers of OpenTV because OpenTV believes that such ownership provides a common interest between its executive officers and stockholders of OpenTV. Options are expected to be granted at an exercise price equal to the fair market value of OpenTV ordinary shares underlying the option grant on the date of grant. Options granted under our 2003 Incentive Plan had initially vested over a five year term. In early 2005, our compensation committee revised that vesting schedule to make it more consistent with other comparable technology companies. As a result, options granted under our 2003 Incentive Plan will now generally vest on a monthly basis over a four year period from the date of grant, with 25% vesting on the first anniversary of the date of grant. OpenTV anticipates that it will grant options to each of its executive officers for 2005 after the filing of this Annual Report.

III-10

      CEO Compensation. James Chiddix, OpenTV’s Chief Executive Officer, is party to an employment agreement with OpenTV. Under his employment agreement, Mr. Chiddix is provided with a minimum annual base salary of $450,000, subject to review by the board of directors of OpenTV annually or more often, and is eligible for an annual bonus. For the year ended December 31, 2004, Mr. Chiddix was entitled to receive a bonus, paid quarterly in arrears, in an aggregate annual amount equal to 33% of his base salary (prorated for the actual weeks during the year he was employed by us), payable in cash or, at Mr. Chiddix’s election, in our Class A ordinary shares valued at the fair market value of our Class A ordinary shares on the last day of the calendar quarter for which the portion of the bonus was earned. For subsequent calendar years during the term, Mr. Chiddix is eligible for an annual bonus paid at the discretion of the compensation committee.
      Limitations on Deductibility of Compensation. Section 162(m) of the United States Internal Revenue Code renders non-deductible to a publicly-held corporation certain compensation in excess of $1 million paid in any year to certain of its executive officers, unless the excess compensation is “performance-based”, as defined in Section 162(m), or is otherwise exempt from Section 162(m). The basic philosophy of the compensation committee is to strive to provide OpenTV’s executive officers with a compensation package that will preserve the deductibility of such payments for OpenTV to the extent reasonably practicable and to the extent consistent with OpenTV’s other compensation objectives. OpenTV paid in excess of $1 million in compensation to Mr. Ackerman during 2004 (including loan forgiveness). A portion of the amount paid in 2004 may not be deductible pursuant to the provisions of Section 162(m). The cash compensation paid to OpenTV’s other executive officers in 2004 did not exceed, and the cash compensation expected to be paid to OpenTV’s executive officers in 2005 is not expected to exceed, the $1 million limit per individual.
Submitted by the members of the Compensation Committee:
Robert R. Bennett
J. Timothy Bryan
J. David Wargo
Michael Zeisser
James A. Chiddix (other than in respect of compensation of the Chief Executive Officer)

III-11

Stock Price Performance
      The graph below compares the cumulative total stockholder return on our Class A ordinary shares from December 31, 1999 through December 31, 2004, with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index over the same period. These returns assume the investment of $100 in our Class A ordinary shares and in each of the other indices on December 31, 1999 and reinvestment of any dividends (of which we paid none during that period).
      The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our ordinary shares.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG OPENTV CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX AND
THE NASDAQ COMPUTER & DATA PROCESSING INDEX

	Cumulative Total Return

	12/99	12/00	12/01	12/02	12/03	12/04

OPENTV CORP.	100.00	12.85	10.31	1.48	4.16	4.79
NASDAQ STOCK MARKET (U.S.)	100.00	72.62	50.23	29.12	44.24	47.16
NASDAQ COMPUTER & DATA PROCESSING	100.00	51.77	37.44	26.67	37.90	42.79

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Securities Authorized for Issuance Under Equity Compensation Plans.
      For information on securities authorized for issuance under our equity compensation plans, refer to Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is included elsewhere in this Annual Report on Form 10-K.
Five Percent Beneficial Holders
      The table below sets forth, to the extent known by us or ascertainable from public filings, certain information as of December 31, 2004, with respect to the beneficial ownership of each class of our ordinary shares by each person who is known by us to be the beneficial owner of more than five percent of any class of our ordinary shares.
      The percentage ownership information is based upon 91,475,966 of our Class A ordinary shares and 30,631,746 of our Class B ordinary shares, in each case outstanding as of December 31, 2004. Unless

III-12

otherwise indicated in the footnotes below, each entity has sole voting power and investment power with respect to the ordinary shares set forth opposite such entity’s name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2004 are deemed to be outstanding and to be beneficially owned by that entity holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that entity, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other entity. For purposes of the following presentation, beneficial ownership of our Class B ordinary shares, though convertible on a one-for-one basis into our Class A ordinary shares, is reported as beneficial ownership of our Class B ordinary shares only, and not as beneficial ownership of our Class A ordinary shares.

	Series of	Number of	Percent of	Voting
Name and Address of Beneficial Owner	Stock	Shares	Class	Power

Liberty Media Corporation(1)	Class A	8,847,667	9.7%	79.0
12300 Liberty Boulevard	Class B	30,510,150	99.6%	—
Englewood, CO 80112
Sun Microsystems, Inc.(2)	Class A	—	—	16.0	(3)
901 San Antonio Road	Class B	7,594,796	19.9%	—
Mail Stop PAL 1-S-21 Palo Alto, CA 94304

(1)	Liberty Media Corporation holds 2,313,716 of our Class A ordinary shares and 303,966 of our Class B ordinary shares through its subsidiary LDIG OTV, Inc.; 5,866,640 of our Class A ordinary shares through its subsidiary Liberty IATV, Inc.; and 667,311 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares through its subsidiary Liberty IATV Holdings, Inc.

(2)	Sun Microsystems, Inc., through its subsidiary Sun TSI Subsidiary, Inc., owns 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which may be exchanged at any time into an equal number of our Class B ordinary shares. The shares, which do not confer voting rights on matters presented for a vote of our stockholders unless converted into our Class B ordinary shares, have been held by Sun Microsystems, Inc. since August 1999, prior to our initial public offering.

(3)	Assumes conversion into our Class B ordinary shares.
Security Ownership of Management
      The following table sets forth, to the extent known by us or ascertainable from public filings, certain information as of December 31, 2004, with respect to the beneficial ownership of our Class A ordinary shares and our Class B ordinary shares by (i) each of our current directors; (ii) each person nominated to be a director; (iii) each of our named executive officers identified in “Executive Compensation”; and (iv) all current directors and executive officers as a group. In addition, the table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership by such individuals of shares of Liberty Media Corporation Series A common stock and Series B common stock, which are equity securities of Liberty Media Corporation, which in turn owns a controlling interest in us.
      The following information regarding our ordinary shares is given as December 31, 2004 and, in the case of percentage ownership information, is based on 91,475,966 of our Class A ordinary shares and 30,631,746 of our Class B ordinary shares, in each case outstanding on that date. The following information regarding shares of Liberty Media Corporation common stock is given as of December 31, 2004, unless otherwise indicated, and, in the case of percentage ownership information, is based on 2,678,895,158 shares of Liberty Media Corporation Series A common stock and 121,062,825 shares of Liberty Media Corporation Series B common stock, in each case outstanding on that date.
      Shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2004, with respect to our securities and

III-13

Liberty Media securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that person, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other person. For purposes of the following presentation, beneficial ownership of our Class B ordinary shares, though convertible on a one-for-one basis into our Class A ordinary shares, is reported as beneficial ownership of our Class B ordinary shares only, and not as beneficial ownership of shares of our Class A ordinary shares. In addition, for purposes of the following presentation, beneficial ownership of shares of Liberty Media Series B common stock, though convertible on a one-for-one basis into shares of Liberty Media Series A common stock, is reported as beneficial ownership of shares of Liberty Media Series B common stock only, and not as beneficial ownership of shares of Liberty Media Series A common stock. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

Amount and Nature
		of Beneficial		Percent	Voting
Name of Beneficial Owner	Title of Class	Ownership		of Class	Power

James J. Ackerman	OpenTV Class A	601,419	(1)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Mark H. Allen	OpenTV Class A	45,277	(2)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Nigel B. Bennett	OpenTV Class A	129,103	(3)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Robert R. Bennett	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	4,004,826	(4),(5),(6)	*	3.6%
	Liberty Media Series B	13,761,279	(5),(6)	11.4%
J. Timothy Bryan	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
James A. Chiddix	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Wesley O. Hoffman	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Alec Livingstone	OpenTV Class A	61,319	(7)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Jerry Machovina	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	59,410		*	*
	Liberty Media Series B	—		—

III-14

		Amount and Nature
		of Beneficial		Percent	Voting
Name of Beneficial Owner	Title of Class	Ownership		of Class	Power

J. David Wargo	OpenTV Class A	12,371		*	*
	OpenTV Class B	—		—
	Liberty Media Series A	152,272	(8)	*	*
	Liberty Media Series B	—		—
Anthony G. Werner	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	227,300	(9)	*	*
	Liberty Media Series B	—		—
Michael Zeisser	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	204,500		*	*
	Liberty Media Series B	—		—
All current directors and executive officers as a group (17 persons)	OpenTV Class A	591,409		*	*
	OpenTV Class B	—		—
	Liberty Media Series A	4,648,308		*	3.6%
	Liberty Media Series B	13,761,279		11.4%

*	Indicates less than 1 percent of class of voting power

(1)	Includes beneficial ownership of 400,000 of our Class A ordinary shares that may be acquired within 60 days after December 31, 2004, pursuant to stock options.

(2)	Includes beneficial ownership of 25,000 of our Class A ordinary shares that may be acquired within 60 days after December 31, 2004, pursuant to stock options.

(3)	Includes beneficial ownership of 122,552 of our Class A ordinary shares that may be acquired within 60 days after December 31, 2004, pursuant to stock options.

(4)	Includes 27,271 shares of Liberty Media Series A common stock held by the Liberty Media 401(k) Savings Plan.

(5)	Includes beneficial ownership of 225,640 shares of Liberty Media Series A common stock and 13,760,879 shares of Liberty Media Series B common stock which may be acquired within 60 days after December 31, 2004, pursuant to stock options. Mr. Bennett has the right to convert the options to purchase shares of Liberty Media Series B common stock into options to purchase shares of Liberty Media Series A common stock.

(6)	Includes 1,246,596 shares of Liberty Media Series A common stock and 400 shares of Liberty Media B common stock owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his wife.

(7)	Includes beneficial ownership of 44,000 of our Class A ordinary shares that may be acquired within 60 days after December 31, 2004, pursuant to stock options.

(8)	Includes (i) 8,750 shares of Liberty Media Series A common stock, which may be acquired within 60 days after December 31, 2004, pursuant to stock options and (ii) 142,873 shares of Liberty Media Series A common stock held by accounts managed by Mr. Wargo, as to which shares Mr. Wargo has disclaimed beneficial ownership.

(9)	Includes beneficial ownership of 227,300 shares of Liberty Media Series A common stock, which may be acquired within 60 days after December 31, 2004, pursuant to stock options.

Item 13.	Certain Relationships and Related Transactions
      The following describes certain transactions involving related parties and us since January 2004. We believe that the terms of each of these agreements are no less favorable to us than terms we would have obtained in arm’s length negotiations with unaffiliated third parties.

III-15

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
      Approval Rights. So long as the new investors may designate two of our directors and at least one of the directors designated by them is on our board of directors, we may not adopt new stock option plans or other equity compensation plans, or make material modifications to any such existing plans, without the approval of its board of directors, including the approval of at least one director designated by the new investors.
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

III-16

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
      The foregoing actions are referred to as “fundamental business decisions.” As a result of its current ownership of shares of OpenTV, Inc. stock, Sun TSI Subsidiary would effectively be able to block the approval of any such fundamental business decision. If Sun TSI Subsidiary elects to block any such fundamental business decision, a representative of us and of Sun TSI Subsidiary must attempt to resolve the deadlock. If the deadlock is not resolved within 31 days, then we may purchase all of our shares and the shares of OpenTV, Inc. held by Sun Microsystems and Sun TSI Subsidiary at their fair market value.
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

III-17

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

Management Fee and Expense Reimbursement Arrangements with Liberty Broadband
      Commencing in August 2002, Liberty Broadband Interactive Television, a subsidiary of Liberty Media, provided certain management services for us. This relationship was terminated in February 2004. We reimbursed Liberty Broadband for services based on the estimated percentage of time that its employees dedicated to the performance of services for us. In addition, we also reimbursed Liberty Broadband and Liberty Media for an allocated portion of its travel and administrative costs and certain specific costs related to performing services for OpenTV. Total management and other charges from Liberty Broadband and Liberty Media were $0.6 million for the year ended December 31, 2004.

Liberty Media Medical Insurance Program
      Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $1.8 million for the year ended December 31, 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.

Arrangements with Liberty Media regarding the Chairman of our Board of Directors
      On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000 and dividing the resulting number by the closing sale price of our Class A ordinary shares on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty Media as a dividend equal to the fair value of the shares of $0.2 million.

Forgiveness of Executive Officer Loan
      On June 9, 2000, OpenTV, Inc. entered into an employment agreement with James Ackerman, our former Chief Executive Officer. As part of the agreement, we provided an interest-free loan of approximately $2,408,000 to Mr. Ackerman in connection with the purchase of a personal residence. On January 1 of each of the years 2001, 2002, 2003 and 2004, twenty-five percent of the original loan amount (or approximately $602,000) was forgiven by us in accordance with the terms of the agreement.
      In compliance with the Sarbanes-Oxley Act of 2002, we no longer make personal loans to executive officers prohibited by such act.

Indemnification Agreements with Directors and Executive Officers
      We have entered into customary indemnification agreements with some of our executive officers and directors and expect to continue to do so in the future if new officers or directors join our company.

III-18

Item 14.	Principal Accounting Fees and Services
      The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements, including our consolidated subsidiaries, for 2004 and 2003, and fees billed for other services rendered by KPMG LLP during 2004 and 2003 (amount in thousands).

	2004	2003

Audit fees, excluding audit-related fees(1)	$1,036	$371
Audit-related fees(2)	$47	$696
Tax fees(3)	$156	$277
All other fees(4)	$8	$0

(1)	Represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. 2004 fees include work required under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Represents professional consultations with respect to accounting issues affecting our financial statements, new accounting pronouncements, issuance of consents for regulatory filings and acquisition related services.

(3)	Represents tax compliance and consultations regarding the tax implications of certain transactions and application of foreign tax laws.

(4)	Represents the cost of training classes attended by staff.
      The audit committee of our board of directors has policies and procedures that require the pre-approval by the audit committee of services performed by KPMG LLP. At the beginning of each year, the audit committee approves the proposed services, including the nature, type and scope of service contemplated and the related fees, to be rendered by KPMG LLP during the year. In addition, audit committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees approved by the audit committee. The performance by KPMG LLP of any non-audit services additionally requires a determination by the audit committee that performance of such services will not impair independence. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the audit committee in compliance with the pre-approval policies and procedures described herein.

III-19

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements Included in Part II of this Report:
         (2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-39
         (3) Exhibits

Exhibits

3.1	Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 (the “Second F-1 Amendment”) to the Registration Statement on Form F-1 (the “F-1 Registration Statement”) of OpenTV Corp. (File No. 333-89609), as filed with the Securities and Exchange Commission on November 18, 1999).
3.2	Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002).
4.1	Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).
10.1	Form of Indemnification Agreement for directors and officers of OpenTV Corp.
10.2	OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”).
10.3	OpenTV Corp.’s Amended and Restated 1999 Share Option/ Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).
10.4	Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).
10.5	Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).
10.6	Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).
10.7	First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).
10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).

Exhibits

10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).
10.10	Convertible Preferred Stock Purchase Agreement between OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the Second F-1 Amendment).
10.11	Convertible Preferred Stock and Warrant Purchase Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated and TWI-OTV Holdings, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the First F-1 Amendment).
10.12	Exchange Agreement between OpenTV Corp., OpenTV, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.12 to the First F-1 Amendment).
10.13	Investors’ Rights Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd., dated October 23, 1999 (incorporated by reference to Exhibit 10.14 to the Second F-1 Amendment).
10.14	Amended and Restated Stockholders’ Agreement among OpenTV Corp., OpenTV, Inc., OTV Holdings Limited, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.15 to the Second F-1 Amendment).
10.15	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).
10.16	Registration Rights Agreement by and among OpenTV Corp., General Instrument Corporation and Cable Soft Communications, Inc. dated November 13, 2000 (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 1, 2000).
10.17	Marketing Agreement dated as of January 22, 2001 by and between British Sky Broadcasting Limited and OpenTV, Inc. (incorporated by reference to Exhibit 4.22 to the 2000 20-F).
10.18	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 4.23 to the 2000 20-F).
10.19	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).
10.20	Letter Agreement between MIH Limited and OpenTV Corp. dated May 8, 2002 (incorporated by reference to Exhibit 4.34 to the 2001 20-F).
10.21	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002, by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).
10.22	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp.(File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).
10.23	Letter Agreement between OpenTV, Inc. and Mark Allen dated July 9, 2004.
10.24	Letter Agreement between OpenTV, Inc. and Mazin Jadallah dated July 26, 2004.
10.25	Form of Incentive Stock Option Agreement for OpenTV Corp. Amended and Restated 1999 Share Option/Share Issuance Plan.
10.26	Form of Nonstatutory Stock Option Agreement for OpenTV Corp. 2001 Nonstatutory Stock Option Plan.
10.27	Form of Incentive Stock Option Agreement for OpenTV Corp. 2003 Incentive Plan.

Exhibits

18.1	Letter from KPMG LLP dated March 12, 2004 regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K of OpenTV Corp. for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Accounting Firm (KPMG LLP).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

/s/ James A. Chiddix

James A. Chiddix
Chairman and Chief Executive Officer
Dated: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ James A. Chiddix James A. Chiddix	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ Richard Hornstein Richard Hornstein	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ Robert R. Bennett Robert R. Bennett	Director	March 15, 2005

/s/ J. Timothy Bryan J. Timothy Bryan	Director	March 15, 2005

/s/ Jerry Machovina Jerry Machovina	Director	March 15, 2005

/s/ J. David Wargo J. David Wargo	Director	March 15, 2005

/s/ Anthony G. Werner Anthony G. Werner	Director	March 15, 2005

/s/ Michael Zeisser Michael Zeisser	Director	March 15, 2005

OPENTV CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
OpenTV Corp.:
We have audited the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OpenTV Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, OpenTV Corp. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.
/s/ KPMG LLP
San Francisco, California
March 15, 2005

OPENTV CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,660	$47,747
Short-term marketable debt securities	1,986	10,577
Accounts receivable, net of allowance for doubtful accounts of $559 and $789 at December 31, 2004 and 2003, respectively	17,797	12,536
Prepaid expenses and other current assets	3,073	4,722

Total current assets	58,516	75,582
Long-term marketable debt securities	25,374	15,172
Property and equipment, net	6,858	11,689
Goodwill	70,466	70,398
Intangible assets, net	25,108	33,336
Other assets	6,089	13,378

Total assets	$192,411	$219,555

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,870	$5,854
Accrued liabilities	23,916	32,174
Accrued restructuring	1,394	7,789
Due to Liberty Media	388	630
Current portion of deferred revenue	10,520	9,740

Total current liabilities	40,088	56,187
Deferred revenue, less current portion	6,563	5,310

Total liabilities	46,651	61,497
Commitments and contingencies (Note 13)
Minority interest	585	1,075
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 91,552,293 and 88,969,550 shares issued and outstanding, including treasury shares, at December 31, 2004 and 2003, respectively	2,213,951	2,208,370
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	470,453	466,228
Treasury shares at cost, 76,327 shares at December 31, 2004 and 2003, respectively	(38)	(38)
Deferred share-based compensation	(10)	(36)
Accumulated other comprehensive income	523	201
Accumulated deficit	(2,575,657)	(2,553,695)

Total shareholders’ equity	145,175	156,983

Total liabilities, minority interest and shareholders’ equity	$192,411	$219,555

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)?
Revenues:
Royalties	$45,553	$25,192	$20,052
Services, support and other	14,861	22,588	23,812
Fees and revenue shares	13,450	12,961	11,278
License fees	3,305	3,456	4,544

Total revenues (inclusive of $3,618, $8,581 and $9,160 of related party revenue, respectively)	77,169	64,197	59,686
Operating expenses:
Cost of revenues(1)	39,264	50,373	56,211
NASCAR Amendment (Note 8)	(4,600)	—	—
Research and development(2)	29,753	23,082	35,200
Sales and marketing(3)	15,103	13,833	32,865
General and administrative(4)	17,876	17,407	21,141
Restructuring costs	893	6,587	29,414
Amortization of intangible assets (Note 7)	3,506	4,889	4,188
Impairment of intangible assets	—	1,497	24,796
Impairment of goodwill	—	—	514,501

Total operating expenses	101,795	117,668	718,316

Loss from operations	(24,626)	(53,471)	(658,630)
Interest income	858	1,572	5,205
Other income (expense), net	499	(1,103)	(66)
Impairment of equity investments	—	—	(10,923)
Share of losses of equity investee	—	—	(7,275)
Minority interest	490	171	518

Loss before income taxes and cumulative effect of accounting change	(22,779)	(52,831)	(671,171)
Income tax benefit (expense)	817	(1,263)	(1,541)

Loss before cumulative effect of accounting change	(21,962)	(54,094)	(672,712)
Cumulative effect of accounting change, net of tax	—	—	(129,852)

Net Loss	$(21,962)	$(54,094)	$(802,564)
Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.18)	$(0.57)	$(9.36)
Cumulative effect of accounting change, net of tax	—	—	(1.81)

	$(0.18)	$(0.57)	$(11.17)

Shares used in per share calculation, basic and diluted	121,308,965	94,818,278	71,839,101

(1)	Inclusive of $25, $55 and $1,277 of share-based compensation for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Inclusive of $1, $59 and $321 of share-based compensation for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Inclusive of $0, $24 and $298 of share-based compensation for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Inclusive of $0, $33 and $1,143 of share-based compensation for the years ended December 31, 2004, 2003 and 2002, respectively.
The accompanying notes are integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

								Accumulated
								Other
	Class A		Class B		Additional		Deferred	Comprehensive			Compre-
					Paid-In	Treasury	Share-Based	Income	Accumulated		hensive
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	(Loss)	Deficit	Total	Loss

	(In thousands, except share amounts)
Balances, December 31, 2001	40,525,732	$2,138,383	30,631,746	$35,953	$455,308	$(16)	$(4,144)	$(89)	$(1,697,037)	$928,358
Share options exercised	150,703	345	—	—	13	—	—	—	—	358
Share issued per Static earn-out agreement	626,872	3,749	—	—	—	—	—	—	—	3,749
Share issued through employee share purchase plan	205,427	457	—	—	—	—	—	—	—	457
Share issued for employee compensation	22,830	190	—	—	—	—	—	—	—	190
Share issued in exchange for OpenTV, Inc. shares	55,469	—	—	—	295	—	—	—	—	295
Amortization of deferred share-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(884)	—	884	—	—	—
Capital contribution from MIH Limited	—	—	—	—	6,531	—	—	—	—	6,531
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(880)	—	(880)	$(880)
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	790	—	790	790
Foreign currency translation gains	—	—	—	—	—	—	—	673	—	673	673
Net loss	—	—	—	—	—	—	—	—	(802,564)	(802,564)	(802,564)

Balances, December 31, 2002	41,587,033	2,143,124	30,631,746	35,953	461,263	(16)	(221)	494	(2,499,601)	140,996	$(801,981)

Share options exercised	1,526,637	2,453	—	—	(13)	—	—	—	—	2,440
Shares issued for employee and director compensation	125,155	160	—	—	—	—	—	—	—	160
Cashless exercise of stock options	73,332	140	—	—	—	—	—	—	—	140
Shares issued for ACTV acquisition	41,648,399	54,559	—	—	3,948	—	(36)	—	—	58,471
Shares issued for BettingCorp acquisition	3,225,063	6,934	—	—	—	—	—	—	—	6,934
Shares issued for purchase of minority interest	675,676	1,000	—	—	—	—	—	—	—	1,000
Shares issued in exchange for OpenTV, Inc. shares	115,417	—	—	—	277	—	—	—	—	277
Shares retired	(7,162)	—	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	—	171	—	—	171
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(50)	—	50	—	—	—
Capital contribution from MIH Limited	—	—	—	—	793	—	—	—	—	793
Purchase of treasury shares	—	—	—	—	10	(22)	—	—	—	(12)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(246)	—	(246)	$(246)
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(264)	—	(264)	(264)
Foreign currency translation gains	—	—	—	—	—	—	—	217	—	217	217
Net loss	—	—	—	—	—	—	—	—	(54,094)	(54,094)	(54,094)

Balances, December 31, 2003	88,969,550	2,208,370	30,631,746	35,953	466,228	(38)	(36)	201	(2,553,695)	156,983	$(54,387)

Share options exercised	1,852,898	3,448	—	—	16	—	—	—	—	3,464
Shares issued for employee bonus	578,917	1,731	—	—	—	—	—	—	—	1,731
Shares issued for employee and director compensation	52,280	172	—	—	63	—	—	—	—	235
Shares issued to Liberty Media as dividend (Note 14)	76,982	230	—	—	—	—	—	—	—	230
Shares issued in exchange for OpenTV, Inc. shares	21,666	—	—	—	68	—		—	—	68
Amortization of deferred share-based compensation	—	—	—	—	—	—	26	—	—	26
Proceeds from BettingCorp liquidity guarantee	—	—	—	—	4,078	—	—	—	—	4,078
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(115)	—	(115)	$(115)
Foreign currency translation gains	—	—	—	—	—	—	—	437	—	437	437
Net loss	—	—	—	—	—	—	—	—	(21,962)	(21,962)	(21,962)

Balances, December 31, 2004	91,552,293	$2,213,951	30,631,746	$35,953	$470,453	$(38)	$(10)	$523	$(2,575,657)	$145,175	$(21,640)

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows used in operating activities:
Net loss	$(21,962)	$(54,094)	$(802,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	—	—	129,852
Impairment of goodwill	—	—	514,501
Impairment of intangible assets	—	1,497	24,796
Depreciation and amortization of property and equipment	5,941	7,490	10,276
Amortization of intangible assets	8,228	14,679	18,326
Amortization of share-based compensation	26	171	3,039
Non-cash employee compensation	1,089	889	752
Provision for (reduction of) doubtful accounts	(187)	168	1,758
Non-cash restructuring costs	1,020	532	8,145
Impairment of equity investments	—	—	10,923
Share of losses of equity investee	—	—	7,275
In-process research and development	—	—	1,000
Minority interest	(490)	(171)	(518)
Changes in operating assets and liabilities:
Accounts receivable	(5,327)	(1,454)	11,700
Due from MIH Limited entities	—	—	4,290
Prepaid expenses and other current assets	1,024	602	5,030
Other assets	7,289	2,308	1,728
Accounts payable	(1,948)	(923)	(1,155)
Accrued liabilities	(6,273)	(5,558)	(4,293)
Accrued restructuring	(6,395)	(11,873)	10,865
Due to Liberty Media	(242)	(526)	527
Deferred revenue	2,033	3,777	(138)

Net cash used in operating activities	(16,174)	(42,486)	(43,885)
Cash flows provided from investing activities:
Purchase of property and equipment	(2,070)	(2,944)	(7,693)
Sale of assets	—	1,000	—
Cash used for acquisitions, net of cash acquired	4,078	(10,130)	(81,451)
Proceeds from sale of marketable debt securities	22,541	111,697	208,149
Purchase of marketable debt securities	(24,267)	(51,384)	(110,671)
Private equity investments	—	—	(3,000)

Net cash provided from investing activities	282	48,239	5,334
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	3,464	2,466	856
Capital contribution from MIH Limited	—	793	6,531

Net cash provided from financing activities	3,464	3,259	7,387
Effect of exchange rate changes on cash and cash equivalents	341	167	483

Net increase (decrease) in cash and cash equivalents	(12,087)	9,179	(30,681)
Cash and cash equivalents, beginning of year	47,747	38,568	69,249

Cash and cash equivalents, end of year	$35,660	$47,747	$38,568

Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes	$(451)	$150	$(195)

Non-cash investing and financing activities:
Value of shares issued in connection with acquisition and establishment of companies and intangible assets	$—	$61,493	$3,749
Value of shares issued for purchase of minority interest	—	1,000	—
Deferred compensation arising from issuance of options	—	36	—
The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1.	Ownership and Business of OpenTV
      We were formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary.
      On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction in which Liberty Media acquired a controlling interest in us. As of December 31, 2004, Liberty Media’s total ownership represented approximately 32.2% of the economic interest and approximately 78.9% of the voting power of our ordinary shares on an undiluted basis.
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
      Certain amounts in the consolidated financial statements for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Management Estimates
      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenues, the accounting for the allowance for doubtful accounts, depreciation and amortization, investment valuation, goodwill and intangible assets valuation, restructuring accruals, taxes and contingencies. Actual results could differ from these estimates.

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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Term Private Equity Investments
      We invest in equity and debt instruments of privately-held companies for business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. These investments are included in other assets and are accounted for under the cost method when we do not have the ability to exercise significant influence over operations. When we have the ability to exercise significant influence over operations, investments are accounted for under the equity method. We perform periodic reviews of these investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from the investment. We recorded an impairment of $10.9 million for the year ended December 31, 2002. We also recorded $7.3 million for our share of losses of an equity investee for the year ended December 31, 2002.

Goodwill and Intangible Assets
      Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from 2 to 13 years.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For contracts with multiple obligations (e.g. maintenance and other services), and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual method as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support fees are generally made in advance and are non-refundable. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services. These revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.
      In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or acting as an agent in the transaction. In determining whether we serve as principal or agent, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
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

Other Revenue Accounting Policies
      Under multiple-element arrangements where the customer receives rights for unspecified products or services when they are made available, we recognize the entire arrangement fee ratably over the term of the arrangement, in the appropriate respective revenue categories. Under multiple-element arrangements where the customer receives rights for specified future products and vendor-specific objective evidence of fair value does not exist, we defer all revenue until the earlier of the point at which sufficient vendor-specific evidence exists for all undelivered elements, or until all elements of the arrangement have been delivered.
      Under multiple-element arrangements where the only undelivered element is maintenance and support and vendor-specific objective evidence does not exist, the entire arrangement fee is recognized ratably over either the contractual maintenance and support period or the period during which maintenance and support is expected to be provided.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the customer and the fair value of such benefit can be reasonably estimated. OpenTV adopted EITF 01-09 in the first quarter of 2002.

Deferred Revenue
      Deferred revenue consists primarily of payments received from customers for prepaid royalties, services and licenses for undelivered products and services which are generally amortized over the term of the arrangement or as such products and services are delivered.

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

Advertising
      Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $0.7 million and $1.7 million, respectively.

401(k) Plan
      Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Bonus
      For the years ended December 31, 2004 and 2003, the compensation committee of the Board of Directors approved a bonus plan that provided for the issuance of shares to employees based on corporate and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares or the costs associated with implementing such a program, certain employee bonuses were paid in cash. In addition, applicable withholding taxes were netted from the employees’ gross bonus in the United States and the United Kingdom. During 2004, 578,917 shares were issued pursuant to the 2003 bonus plan. The estimated amount recorded as an expense was $4.8 million for the year ended December 31, 2004 and $3.7 million for the year ended December 31, 2003. The shares for the 2004 bonus will be calculated and issued in 2005.

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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2004	2003	2002

Net loss, as reported	$(21.9)	$(54.1)	$(802.6)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	—	0.2	3.0
Add (deduct): Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.9)	1.1	(13.1)

Pro-forma net loss	$(24.8)	$(52.8)	$(812.7)

Net loss per share, basic and diluted:
As reported	$(0.18)	$(0.57)	$(11.17)

Pro-forma	$(0.21)	$(0.56)	$(11.31)

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
      We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	2.65%-3.85%	2.40%-3.63%	2.23%-2.75%
Average expected life (months)	60	60	60
Volatility	106%	131%	101%
Dividend yield	—	—	—
      The weighted average fair value of options granted during 2004, 2003 and 2002 was $3.06, $2.52 and $5.90, respectively.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We calculated the fair value of purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions:

2002

Risk-free interest rate	1.97%-2.21%
Average expected life (months)	6
Volatility	78%-121%
Dividend yield	—
      The weighted average fair value of purchase rights granted during 2002 was $2.39. There were no purchase rights granted during 2004 or 2003.

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

Net loss per share
      Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of December 31 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	2004	2003	2002

Class A ordinary shares issuable upon exercise of stock options	8,415,387	9,011,456	5,599,994
Class A ordinary shares issuable upon exercise of warrants	—	—	506,520
Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	755,428	777,094	979,511
Class B ordinary shares issuable for shares of OpenTV, Inc.
Class B common stock	7,594,796	7,594,796	7,594,796
      Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 10 million, 10 million and 9 million in the years ended December 31, 2004, 2003 and 2002, respectively.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements
      In December 2004, the FASB issued SFAS 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Share-Based Incentive Compensation” above for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income.
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.
Note 3.     Acquisitions

Static Acquisition
      In July 2001, we acquired Static2358, a privately-held, interactive TV (“iTV”) media and entertainment company. Static provides iTV application development expertise across multiple platforms, and owns and operates the iTV entertainment and games channel, PlayJam. Under the acquisition agreement, we acquired all of Static’s privately-held stock in a combined stock and cash transaction. Pursuant to certain earn-out provisions contained in the Static acquisition agreement, the principal shareholders of Static earned an additional consideration of 626,872 Class A ordinary shares, which were issued in 2002. Additional goodwill of $3.8 million was recorded based on the fair value of those shares on the date the number of shares to be issued was established. The goodwill was fully impaired in 2002.

Wink Acquisition
      On October 4, 2002, we acquired the capital stock of a subsidiary of Liberty Broadband Interactive Television, Inc. (“Liberty Broadband”) that held the capital stock of Wink Communications for $101 million in cash, representing the actual cost of Liberty Broadband’s acquisition of Wink Communications which was completed on August 22, 2002. As both we and Liberty Broadband were controlled by Liberty Media at the time of the acquisition, the acquisition was accounted for as a combination of entities under common control and, accordingly, our results of operations include the results of Wink subsequent to its acquisition by Liberty Broadband.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tangible assets acquired from Wink included cash and cash equivalents, short-term marketable debt securities, accounts receivable, property and equipment, and other assets. Liabilities assumed from Wink included accounts payable and accrued liabilities. The total purchase price, including expenses, was allocated based upon an appraisal as follows (in millions):

Purchase
Price

Tangible net liabilities assumed	$41.0
Intangible assets acquired:
Patents	4.3
Developed technology	2.7
In-process research and development	1.0
Existing relationships	6.5
Trademarks	0.5
Goodwill	45.0

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
      The following presents our operating results for the year ended December 31, 2002 on a pro-forma basis as if the acquisition of Wink had been consummated as of January 1, 2002 (in millions, except per share amounts):

2002

Revenues	$62.0
Net loss before cumulative effect of accounting change	$(696.4)
Net loss	$(826.3)
Net loss per share, basic and diluted	$(11.50)
Shares used in per share calculation, basic and diluted	71,839,101

ACTV Acquisition
      On July 1, 2003, we acquired ACTV, Inc. Each outstanding share of common stock of ACTV was converted into the right to receive 0.73333 of our Class A ordinary shares, and we, therefore, became obligated to issue 41,648,399 Class A ordinary shares with a value of $54.6 million. These shares were valued at a per share value of $1.31, which was equal to the average last sale prices for our Class A ordinary shares for the trading-day period two days before and after September 26, 2002, the date the merger was agreed upon and announced. In addition, we reserved 6,750,103 Class A ordinary shares for issuance upon the exercise of options that formerly represented a right to purchase ACTV common stock that we assumed in the merger. The fair value of these outstanding stock options of ACTV was $3.9 million and was determined by estimating the fair value as of the acquisition date using the Black-Scholes option pricing model. The acquisition was accounted for as a purchase. We also issued 675,676 Class A ordinary shares in September 2003 as deferred consideration for ACTV’s purchase of a minority interest in one of its subsidiaries.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following presents our operating results for the years ended December 31, 2003 and 2002 on a pro-forma basis as if the acquisition of ACTV had been consummated as of January 1, 2003 and 2002 (in millions, except per share amounts):

	2003	2002

Revenues	$68.4	$71.0
Net loss before cumulative effect of accounting change	$(79.6)	$(717.5)
Net loss	$(79.6)	$847.4)
Net loss per share, basic and diluted	$(0.69)	$(7.47)
Shares used in per share calculation, basic and diluted	115,642,478	113,487,500
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

BettingCorp Acquisition
      On August 15, 2003, we acquired substantially all of the assets of BettingCorp Limited in a transaction accounted for as a purchase. The purchase price consisted of $3.1 million of cash and the issuance of 3,225,063 of our Class A ordinary shares with the value of $6.9 million. The shares were valued at a per share value of $2.15, which was equal to the average market price of our Class A ordinary shares for the three trading days before the acquisition date. Of the Class A ordinary shares issued, 2,580,050 were issued directly to the seller and 645,013 were deposited in an escrow fund established for the purpose of securing the payment of indemnification obligations arising out of our asset purchase.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total purchase price, including transaction costs of $1.4 million, was allocated based upon an appraisal as follows (in millions):

Purchase
Price

Tangible net assets acquired	$0.1
Intangible assets acquired:
Developed technology	4.4
Customer base	0.4
Goodwill	6.5

$11.4

      The identifiable intangible assets are being amortized over 2-5 years.
      Under the terms of a liquidity agreement, the company guaranteed that the seller would realize net proceeds of approximately $6.9 million (or $2.15 per share), plus interest, upon the disposition of the shares they received in the transaction. The seller sold the shares during 2004 and the amount in excess of the guarantee was $4.1 million, which has been credited to additional paid-in capital in the consolidated balance sheet.

Note 4.	Balance Sheet Components (in thousands)

	December 31,

	2004	2003

Prepaid expenses and other current assets:
Due from officer	$—	$602
Deferred launch fees	—	579
Federal income tax refund	440	440
Value Added Tax	296	299
Interest receivable	68	245
Other	2,269	2,557

	$3,073	$4,722

Property and equipment:
Computers and equipment	$15,078	$15,835
Software	5,500	5,206
Furniture and fixtures	2,483	2,576
Leasehold improvements	2,403	3,789

	25,464	27,406
Less accumulated depreciation and amortization	(18,606)	(15,717)

	$6,858	$11,689

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Other assets:
Cash held in escrow	$—	$6,940
Private equity investment	4,000	4,000
Deposits	671	930
Notes receivable	743	743
Other	675	765

	$6,089	$13,378

Accrued liabilities:
Accrued payroll and related liabilities	$8,081	$8,082
Accrued professional fees	2,947	1,929
Accrued marketing	1,840	3,488
Accrued income taxes	1,879	3,148
Accrued launch fees and revenue guarantees	245	2,450
Deferred rent	2,147	1,550
Accrual for loss contract	—	6,416
Other	6,777	5,111

	$23,916	$32,174

      As of December 31, 2004 our private equity investment, which was assumed in connection with the acquisition of ACTV, consists of an investment accounted for under the cost method.

Note 5.	Marketable Debt Securities
      The following is a summary of marketable debt securities as of December 31 (in thousands):

	2004

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government debt securities	$2,000	$—	$(14)	$1,986

Total short-term marketable debt securities	2,000	—	(14)	1,986

Auction rate securities	16,900	—	—	16,900
Corporate debt securities	2,567	—	(45)	2,522
U.S. government debt securities	4,000	—	(48)	3,952
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	25,467	—	(93)	25,374

Total marketable debt securities	$27,467	$—	$(107)	$27,360

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$2,535	$3	$—	$2,538
U.S. government debt securities	8,039	—	—	8,039

Total short-term marketable debt securities	10,574	3	—	10,577

Corporate debt securities	1,076	5	—	1,081
U.S. government debt securities	12,089	2	—	12,091
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	15,165	7	—	15,172

Total marketable debt securities	$25,739	$10	$—	$25,749

Note 6.	Goodwill
      Changes in the carrying amount of goodwill during the years ended December 31, were as follows (in millions):

	2004	2003	2002

Beginning balance	$70.4	$45.4	$634.3
Cumulative effect of accounting change	—	—	(129.9)
Reclassification of certain intangible assets in connection with the adoption of SFAS 142	—	—	6.0
Acquisition of Static	—	—	3.8
Acquisition of Wink	—	(0.4)	45.4
Acquisition of ACTV	—	18.7	—
Acquisition of BettingCorp. assets	—	6.5	—
Goodwill related to exchangeable shares	0.1	0.2	0.3
Impairment	—	—	(514.5)

Ending Balance	$70.5	$70.4	$45.4

      During the third quarter of 2003, $25.2 million of goodwill was recorded as a result of the acquisitions of ACTV and the assets of BettingCorp. See Note 3.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In the fourth quarter of 2003, we changed the annual goodwill impairment testing date under SFAS 142 from September 30 to December 31. We believe that this change in accounting principle is preferable because it conforms with the methodology applied by our controlling shareholder, Liberty Media. This change had no impact on our financial position or results of operations. Based on the results of our impairment testing, we determined that there was no impairment of goodwill for 2003 or 2004.
Note 7.     Intangible Assets, Net
      The components of intangible assets, excluding goodwill, were as follows (in millions):

					December 31,
		December 31, 2004			2003

		Gross		Net	Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying
	in Years	Amount	Amortization	Amount	Amount

Intangible assets:
Patents	5-13	$20.7	$(3.9)	$16.8	$18.9
Developed technologies	5	7.1	(2.5)	4.6	7.1
Contracts and relationships	2-5	6.9	(3.3)	3.6	6.6
Purchased Technologies	5	0.4	(0.3)	0.1	0.2
Trademarks		—	—	—	0.5

		$35.1	$(10.0)	$25.1	$33.3

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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $8.2 million, $14.7 million and $18.3 million for the years ended December 31, 2004, 2003 and 2002, respectively (of which $4.7 million, $9.8 million and $14.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, were reported in cost of revenues). The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year Ending December 31,	Expense

2005	$5.0
2006	4.9
2007	3.9
2008	1.8
2009	1.3
Thereafter	8.2

$25.1

Note 8.	NASCAR Amendment
      During 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iN DEMAND relating to the production of interactive programming for the 2004 NASCAR season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the remaining amount of $6.4 million which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line in our consolidated statement of operations.

Note 9.	Restructuring Costs
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the first quarter of 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment. In the third quarter of 2003, we reduced the management of our Static UK operations by 9 employees. The employee costs included severance payments and certain employee benefit obligations estimated at $4.9 million. Facilities consolidation charges for the reduction of excess office space were estimated to be $1.5 million. These costs included a lease buyout and shut-down costs. Asset write-offs of $0.5 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned. During the third and fourth quarters of 2003 we reversed excess accruals from prior restructuring provisions of $1.1 million because our actual costs were lower than our original estimates.
      In the fourth quarter of 2004, we announced the termination of approximately 20 employees located in our office in Lexington, Massachusetts and the reduction of excess office space and the write down of certain property and equipment. The employee costs included severance payments of $0.1 million. Facilities consolidations charges for the reduction of excess office space were estimated to be $0.9 million, net of estimated sublease income. Asset write-offs of $1.0 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned. During the second quarter of 2004, we reduced the workforce of our PlayJam operations in France by 5 people, resulting in a restructuring provision of $0.3 million for severance of $0.1 million for excess facilities. During the second and third quarters of 2004, we also reversed $0.6 million of excess accruals from prior restructuring provisions for severance and benefits and $0.9 million of excess accruals for excess facilities because our actual costs were lower than our original estimates.
      The following sets forth the activity relating to these restructuring activities (in millions):

	Employee
	Severance	Excess	Asset	Legal
	and Benefits	Facilities	Write-Offs	Fees	Total

2002 provision	$8.0	$12.7	$8.2	$0.5	$29.4
Wink restructuring reserve	1.2	2.1	—	—	3.3
Cash payments	(6.9)	(3.1)	—	(0.3)	(10.3)
Non-cash charges	—	—	(8.2)	—	(8.2)
Currency effect	—	0.4	—	—	0.4

Balance, December 31, 2002	2.3	12.1	—	0.2	14.6
2003 provision, net of reversals	4.8	1.3	0.5	—	6.6
ACTV restructuring reserve	4.5	0.2	—	—	4.7
Cash payments	(10.3)	(7.3)	—	(0.2)	(17.8)
Non-cash charges	—	—	(0.5)	—	(0.5)
Currency effect	0.2	—	—	—	0.2

Balance, December 31, 2003	1.5	6.3	—	—	7.8
2004 provision, net of reversals	(0.2)	0.1	1.0	—	0.9
Cash payments	(1.3)	(5.0)	—	—	(6.3)
Non-cash charges	—	—	(1.0)	—	(1.0)

Balance. December 31, 2004	$—	$1.4	$—	$—	$1.4

      The outstanding accrual for excess facilities relates to operating lease obligations that continue through 2006.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Authorized share capital

•	500,000,000 Class A ordinary shares

•	200,000,000 Class B ordinary shares

•	500,000,000 preference shares — none outstanding

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

Shares Reserved
      As of December 31, 2004, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B Ordinary shares	30,631,746
Issuable upon exchange of shares (including shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	755,428
Stock options outstanding	8,415,387
Stock options reserved for future grant under 1999 Option Plan	3,345,774
Stock options reserved for future grant under 2001 Option Plan	438,111
Stock options reserved for future grant under 2003 Option Plan	874,179
Employee stock purchase plan	500,000

Total	44,960,625

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

Agreements with General Instrument and Motorola
      In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc. dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for cable and satellite operators. At December 31, 2004 and 2003, the carrying value of Motorola’s minority interest in the venture was $0.6 million and $1.1 million, respectively.

Share-based Compensation
      The share-based compensation amounts are being amortized in accordance with FIN 28 over the vesting period of the options. Share-based compensation expense was nominal in the year ended December 31, 2004. Share-based compensation expense was $0.2 million and $3.0 million in the years ended December 31, 2003 and 2002, respectively. As of December 31, 2004, we had a nominal amount of total unamortized deferred share-based compensation which will be fully amortized in 2008. During the years ended December 31, 2003 and 2002, total deferred compensation was reduced by $0.1 million and $0.9 million, respectively, and additional paid-in capital was credited by a similar amount due to the termination of certain employees.

Note 11.	Option Plans
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
      We issue options from the 1999 Plan. The compensation committee of our board of directors administers the 1999 Plan. The committee has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 1999 Plan. The committee has discretion to determine grant recipients, vesting requirements, exercise prices and other terms and conditions of award eligibility. The options may be incentive stock options or non-statutory options. Consistent with the foregoing, options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of December 31, 2004, options to purchase 1,870,769 Class A ordinary shares were outstanding under the 1999 Plan.
      Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. The 1998 Plan will remain in existence for the sole purpose of governing those remaining options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance under the 1998 Plan. As of December 31, 2004, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
      We also issue options from the 2001 Plan. Under the 2001 Plan the compensation committee of our board of directors has complete discretion to make all decisions relating to the interpretation, operation and amendment of the 2001 Plan. Only non-statutory options can be granted. A total of 500,000 Class A ordinary shares has been reserved for issuance under the 2001 Plan, and as of December 31, 2004, options to purchase 61,889 Class A ordinary shares were outstanding under the 2001 Plan.
      We also issue options from the 2003 Plan. The incentive plan committee of our board of directors, a sub-committee of the compensation committee, administers the 2003 Plan. The incentive plan committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2003 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and typically had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years for grants made through the end of 2004, with that vesting schedule revised for 2005 to be consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 5,000,000 Class A ordinary shares have been reserved for issuance under the 2003 Plan since its inception, and as of December 31, 2004, options to purchase 4,113,450 Class A ordinary shares were outstanding under the 2003 Plan.
      All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2004, there were outstanding Assumed Spyglass Options to purchase 120,440 Class A ordinary shares.
      All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2004, there were outstanding Assumed ACTV Options to purchase 2,248,839 Class A ordinary shares.
      Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity under the Plans was as follows:

	Shares
	Available for	Number of		Weighted Average
	Grant	Shares	Exercise Price	Exercise Price

Balance, December 31, 2001	601,221	7,896,329		$15.64
Options granted	(179,480)	179,480	$5.55 – $ 8.30	$5.90
Options exercised	—	(153,703)	$1.05 – $ 6.00	$2.31
Options cancelled	2,002,277	(2,173,112)	$1.05 – $81.54	$14.41
Shares issued as compensation	(22,830)	—

Balance, December 31, 2002	2,401,188	5,748,994		$16.35
Options reserved at inception of 2003 Plan	5,000,000
Options related to ACTV acquisition		6,750,103	$0.33 – $73.83	$3.63
Options granted	(1,607,850)	1,607,850	$1.51 – $ 5.04	$2.52
Options exercised	—	(1,599,969)	$0.33 – $ 2.73	$1.62
Options cancelled	1,958,045	(3,433,522)	$0.33 – $94.56	$14.89
Shares issued as compensation	(125,155)	—

Balance, December 31, 2003	7,626,228	9,073,456		$6.81
Options granted	(2,813,050)	2,813,050	$2.16 – $ 4.00	$3.06
Options exercised	—	(1,852,898)	$0.33 – $ 2.73	$1.86
Options cancelled	476,083	(1,556,221)	$0.33 – $54.25	$8.09
Shares issued to employees as bonus	(578,917)	—
Shares issued as compensation	(52,280)	—

Balance, December 31, 2004	4,658,064	8,477,387		$6.41

      The above table includes OpenTV, Inc. options issued pursuant to the 1998 Plan of which 20,000 shares were exercised in 2003 and 3,000 shares were exercised in 2002.
      The following table summarizes information with respect to options outstanding at December 31, 2004:

	Options Outstanding			Options Currently Exercisable

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.33 – $ 1.78	1,209,805	6.26	$1.20	630,716	$0.73
$ 2.02 – $ 2.18	1,141,566	2.62	$2.17	1,050,066	$2.18
$ 2.21 – $ 2.73	529,196	6.52	$2.39	157,930	$2.73
$ 2.85 – $ 2.99	2,447,000	9.19	$2.99	13,800	$2.90
$ 3.12 – $ 5.00	1,067,524	6.41	$3.84	441,602	$3.58
$ 5.04 – $ 9.72	1,256,224	4.31	$8.87	1,209,732	$8.93
$ 9.90 – $82.06	810,072	5.62	$30.99	796,341	$31.32
$86.31 – $86.31	9,000	5.33	$86.31	9,000	$86.31
$88.00 – $88.00	1,000	4.92	$88.00	1,000	$88.00
$94.56 – $94.56	6,000	5.09	$94.56	6,000	$94.56

	8,477,387	6.30	$6.41	4,316,187	$9.73

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, 2003 and 2002 vested options to purchase 4,316,187 ordinary shares, 7,016,486 ordinary shares, and 4,037,864 ordinary shares, respectively, were unexercised.

Note 12.	Income Taxes
      The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$(20,644)	$(49,477)	$(587,674)
International	(2,135)	(3,354)	(83,497)

	$(22,779)	$(52,831)	$(671,171)

      Income tax expense (benefit) was compromised of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current
United States	$(611)	$—	$—
International	66	1,163	1,341
State	(272)	100	200

	$(817)	$1,263	$1,541

Deferred
United States	$—	$—	$—

Provision (benefit)	$(817)	$1,263	$1,541

      The tax benefit for the year ended December 31, 2004 is primarily attributable to the release of contingency reserves due to the expiration of the statute of limitations and the closing of a foreign income tax audit.
      Income tax expense (benefit) differs from the amount computed by applying the statutory United States federal income tax rate to loss before income taxes and cumulative effect of accounting change, net of tax, as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Income tax (benefit) at the federal statutory rate of 35%	$(7,972)	$(18,491)	$(234,910)
Impairment of goodwill	—	—	180,075
Amortization of share-based compensation	103	73	816
International losses	747	1,043	23,519
Change in valuation allowance	6,905	15,523	29,132
Other	(600)	3,115	2,909

	$(817)	$1,263	$1,541

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current deferred tax asset (liability), net
Deferred revenue	$4,986	$4,860	$4,912
Accrued liabilities and reserves	3,144	7,268	7,278
Valuation allowance	(8,130)	(12,128)	(12,190)

	$—	$—	$—

	2004	2003	2002

Long-term deferred tax asset (liability), net
Share-based compensation	$—	$—	$174
Asset basis differences	17,332	20,543	5,276
Acquired intangibles	(1,154)	(2,817)	(6,472)
Net operating loss and credit carryforwards	134,045	107,826	85,704
Valuation allowance	(150,223)	(125,552)	(84,682)

	$—	$—	$—

      We provided a full valuation allowance on deferred tax assets in excess of deferred tax liabilities because of our limited operating history, cumulative losses and uncertainty regarding the realization of the deferred tax assets.
      At December 31, 2004, we had approximately $340 million and $180 million, respectively, of federal and state net operating losses. These carryforwards expire between 2009 and 2024 for federal tax purposes and 2005 and 2014 for state tax purposes, if not utilized. The use of our net operating losses is subject to certain limitations and may be subject to further limitations as a result of changes in ownership as defined by federal and state tax law. In addition, approximately $52 million of the federal net operating loss results from deductions attributable to stock option exercises. The benefit of the use of the net operating loss related to stock option exercises will be credited to equity when realized.

Note 13.	Commitments and Contingencies

Operating Leases
      We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2005 and March 2016. Total rent expense was $5.5 million, $5.8 million and $8.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments under non-cancelable operating leases as of December 31, 2004 were as follows (in millions):

Minimum
Year Ending December 31,	Commitments

2005	$4.5
2006	4.1
2007	3.5
2008	3.5
2009	3.3
Thereafter	3.2

$22.1

Other Commitments
      In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2004 were $3.6 million and $1.1 million for the years ending December 31, 2005 and 2006, respectively. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
      As of December 31, 2004, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.
      In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’ Java technology. Subsequent amendments extended our license through December 2006. As amended, the agreement requires us to make a payment of $4.0 million to Sun Microsystems in February 2007, less any amounts previously paid for support and royalty fees. During 2004, we evaluated our commitment and decided to record a provision of $3.5 million to reflect our estimate of the remaining future commitment we have under the terms of this license.

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
      On April 30, 2004, Liberate Technologies filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently removed to the United States Bankruptcy Court for the Northern District of California. As a result of that filing, our litigation with Liberate Technologies was stayed and the trial schedule was vacated. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing Liberate Technologies’

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
bankruptcy case. On January 10, 2005, Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to a joint venture between Comcast Corporation and Cox Communications, Inc. That agreement is subject to Liberate shareholder approval, Hart-Scott-Rodino antitrust approval and other customary closing conditions. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice.
      Although we are still evaluating the impact of Liberate’s sale of its North American business on our lawsuit, we continue to believe that our lawsuit is meritorious and intend to continue vigorously pursuing prosecution of our claims. In addition, we believe that we have meritorious defenses to the counterclaims brought against OpenTV, Inc. and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of a favorable outcome or estimate our potential liability, if any, in respect of any potential counterclaims if litigated to conclusion.
      Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. A stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
      In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action has been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to and preliminarily approved by the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit without specifically commenting on BI’s motion. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Federal Circuit. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Related Party Transactions
      The table below reflects transactions involving the following current and former related parties during the periods indicated (in thousands). Other than Liberty Media, none of the parties referred to in the table below held an equity interest, as of December 31, 2004, in our company that exceeded five percent.

		Year Ended December 31,

Related Party	Nature of Transaction	2004	2003	2002

Shareholders:
Liberty Media and affiliates	Management fee and other costs	$(558)	$(2,382)	$(527)
Liberty Media	Medical insurance	(1,807)	—	—
Liberty Media affiliates	Services and support revenue	52	1,107	560
	and license fees
Motorola	Services and support revenue	1,735	6,406	6,772
	and license fees
	Equipment purchases and	(147)	(138)	(1,892)
	support
MIH Limited and affiliates	Royalties, services and	1,831	1,068	1,429
	support revenue and license fees
Sun Microsystems	Software technology license	(3,540)	—	(141)
	and equipment
Equity Investments:
WOW TV	Services revenue	—	—	399
      Commencing in August 2002, Liberty Broadband Interactive Television, a subsidiary of Liberty Media, provided certain management services for us. This relationship was terminated in February 2004. We reimbursed Liberty Broadband for services based on the estimated percentage of time that its employees dedicated to the performance of services for us. In addition, we also reimbursed Liberty Broadband and Liberty Media for an allocated portion of its travel and administrative costs and certain specific costs related to performing services for OpenTV. Total management and other charges from Liberty Broadband and Liberty Media were $0.6 million, $2.4 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $1.8 million for the year ended December 31, 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
      On March 23, 2004, in consideration for the issuance by Liberty Media to James Chiddix of options to purchase 50,000 shares of Liberty Media Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Chairman of our Board of Directors, we issued to Liberty Media an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty Media was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Series A common stock ($4.603495) by 50,000 and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty Media as a dividend equal to the fair value of the shares of $0.2 million.
      In June 2000, we entered into an employment agreement with James Ackerman, our former Chief Executive Officer and a member of our Board of Directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $0.6 million in annual installments over the same four-year period. The Class A ordinary shares issued were 43,662, 121,402 and 17,830 during the years ended December 31, 2004, 2003 and 2002, respectively. The amounts forgiven annually and the annual grants of ordinary shares were reported as compensation expense. In May 2004, we and Mr. Ackerman agreed not to renew his employment agreement and Mr. Ackerman stepped down as Chief Executive Officer.
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

Note 15.	Segment Information
      Prior to 2004 we did not have separately reportable operating segments. During 2004 we redefined the reporting units of the Company resulting in three reportable business segments. Our middleware and integrated technologies business has responsibility for our core middleware and the technologies that are customarily integrated as “extensions” of that middleware. Our applications business has responsibility for our applications and related technologies and products. Our BettingCorp business has responsibility for fixed-odds and other wagering gaming applications.
      Our Chief Executive Officer has been identified as the chief operating decision maker in assessing the performance of the segments. Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure in accordance with generally accepted accounting principles, or GAAP. We define “contribution margin,” for these purposes, as Adjusted EBITDA before unusual items and unallocated corporate overhead, which includes certain functions, such as executive management, accounting, administration, legal, tax, treasury and information technology infrastructure, that support but are not specifically attributable to our operating segments. “EBITDA” is an acronym for earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions and unusual items such as contract amendments that mitigated potential loss positions. Adjusted EBITDA before unusual items does not take into account substantial costs of doing business, such as income tax and interest. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While we may consider “contribution margin” and Adjusted EBITDA before unusual items to be important measures of comparative operating performance, these measures should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow used in operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculations of “contribution margin” and Adjusted EBITDA before unusual items may be different from the calculations used by other companies and, therefore, comparability may be affected.
      Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.
      Summarized information by segment, including a reconciliation to net loss based on GAAP, was as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Revenues:
Middleware and Integrated Technologies	$63.1	$49.6	$48.3
Applications	12.1	14.3	11.4
BettingCorp	2.0	0.3	—

Total Revenue	77.2	64.2	59.7

Contribution Margin:
Middleware and Integrated Technologies	26.3	17.7	(6.0)
Applications	(6.8)	(17.9)	(20.5)
BettingCorp	(4.5)	(1.5)	—

Total Contribution Margin	15.0	(1.7)	(26.5)
Unallocated corporate overhead	(29.1)	(26.3)	(31.8)

Adjusted EBITDA before unusual items	(14.1)	(28.0)	(58.3)
NASCAR amendment	4.6	—	—
BSkyB contract amendment	—	1.2	—
DirecTV market development costs	—	3.8	—
Restructuring costs	(0.9)	(6.6)	(29.4)

Adjusted EBITDA	(10.4)	(29.6)	(87.7)
Depreciation and amortization	(5.9)	(7.5)	(10.3)
Amortization of intangible assets	(8.2)	(14.7)	(18.3)
Amortization of share-based compensation	—	(0.2)	(3.0)
Interest income	0.8	1.6	5.2
Other income (expense)	0.5	(1.1)	(0.1)
Impairment of equity investments	—	—	(10.9)
Share of losses of equity investee	—	—	(7.3)
Minority interest	0.5	0.2	0.5
Impairment of intangible assets	—	(1.5)	(24.8)
Impairment of goodwill	—	—	(514.5)

Loss before income taxes and cumulative effect of accounting change, net of tax	(22.7)	(52.8)	(671.2)
Income tax benefit (expense)	0.8	(1.3)	(1.5)

Loss before cumulative effect of accounting change, net of tax	(21.9)	(54.1)	(672.7)
Cumulative effect of accounting change, net of tax	—	—	(129.9)

Net loss	$(21.9)	$(54.1)	$(802.6)

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our revenues by geographic area based on the location of customers were as follows (in millions):

	Year Ended December 31,

	2004	%	2003	%	2002	%

Europe, Middle East and Africa
United Kingdom	$20.5	26%	$17.2	27%	$15.4	26%
Italy	13.8	18%	1.8	3%	1.1	2%
Other Countries	10.9	14%	11.9	18%	14.5	24%

Subtotal	45.2	58%	30.9	48%	31.0	52%
Americas
United States	18.4	24%	20.2	32%	14.6	25%
Other Countries	2.9	4%	4.0	6%	6.7	11%

Subtotal	21.3	28%	24.2	38%	21.3	36%
Asia Pacific	10.7	14%	9.1	14%	7.4	12%

	$77.2	100%	$64.2	100%	$59.7	100%

      Four major customers accounted for the following percentages of revenues:

	Year Ended
	December 31,

Customer	2004	2003	2002

A	18%	1%	0%
B	15%	12%	6%
C	4%	12%	11%
D	2%	10%	11%
      British Sky Broadcasting (“BSkyB”), which is not included in the table above, directly and indirectly accounted for 17%, 11% and 9% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, taking into account the royalties which are paid by five manufacturers who sell set-top boxes to BSkyB.
      One customer accounted for 36% of net accounts receivable as of December 31, 2004. One customer accounted for 17% of net accounts receivable as of December 31, 2003.
      Additional summarized information by geographic area was as follows (in millions):

	Year Ended
	December 31,

Capital Expenditures, net	2004	2003	2002

United States	$1.3	$1.5	$5.1
Other countries	0.8	1.4	2.6

	$2.1	$2.9	$7.7

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

Long-Lived Assets(*):	2004	2003

United States	$10.3	$21.5
Other countries	2.6	3.6

	$12.9	$25.1

(*) Long-lived assets include property and equipment, and other assets.
Note 16. Quarterly Consolidated Financial Data (Unaudited)
      The following table presents our operating results for each of the eight quarters in the period ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring and other adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period. The quarterly information was as follows (in thousands, except for share and per share amounts):

2004 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$24,097	$16,577	$19,097	$17,398
Net loss	$(6,300)	$(4,763)	$(1,962)	$(8,937)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.02)	$(0.07)
Shares used in per share calculation — basic and diluted	121,980,908	121,830,392	121,420,281	120,004,281

2003 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$16,040	$17,073	$15,738	$15,346
Net loss	$(12,875)	$(11,918)	$(9,236)	$(20,065)
Net loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.13)	$(0.28)
Shares used in per share calculation — basic and diluted	118,481,309	116,157,971	72,358,351	72,275,480
The quarter ended June 30, 2004 included a credit of $4.6 million for the NASCAR amendment. (See Note 8.) The quarter ended December 31, 2003 included a credit of $3.8 million for market development funds from the expiration of the agreement with DirecTV. The quarter ended June 30, 2003 included a credit of $1.2 million relating to a contract amendment with BSkyB relating to bandwidth.

OPENTV CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2004, 2003 and 2002

		Charged
	Balance at	(Credited) to	Write-Offs
	Beginning of	Operating	Net of	Balance at
	Year	Expenses	Recoveries	End of Year

Allowance for Doubtful Accounts:
2004	$789	$(187)	$(43)	$559
2003	1,966	168	(1,345)	789
2002	1,186	1,758	(978)	1,966