Form 10-Q
period 2005-03-31
OPENTV CORP
filed 2005-05-10
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-15473

OPENTV CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	98-0212376 (I.R.S. Employer Identification No.)

275 Sacramento Street, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

(415) 962-5000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of March 31, 2005, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

92,686,176 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

Part I. Financial Information

Item 1. Financial Statements

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,790	$35,660
Short-term marketable debt securities	3,960	1,986
Accounts receivable, net of allowance for doubtful accounts of $564 and $559 at March 31, 2005 and December 31, 2004, respectively	16,192	17,797
Prepaid expenses and other current assets	3,025	3,073

Total current assets	59,967	58,516

Long-term marketable debt securities	23,275	25,374
Property and equipment, net	6,182	6,858
Goodwill	70,492	70,466
Intangible assets, net	23,827	25,108
Other assets	6,045	6,089

Total assets	$189,788	$192,411

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,880	$3,870
Accrued liabilities	20,963	23,916
Accrued restructuring	1,208	1,394
Due to Liberty Media	190	388
Current portion of deferred revenue	11,668	10,520

Total current liabilities	37,909	40,088

Deferred revenue, less current portion	6,343	6,563

Total liabilities	44,252	46,651

Commitments and contingencies (Note 9)

Minority interest	525	585

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 92,762,503 and 91,552,293 shares issued and outstanding, including treasury shares, at March 31, 2005 and December 31, 2004, respectively	2,217,168	2,213,951
Class B ordinary shares, no par value, 200,000,000 shares authorized;
30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	470,522	470,453
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(8)	(10)
Accumulated other comprehensive income	355	523
Accumulated deficit	(2,578,941)	(2,575,657)

Total shareholders’ equity	145,011	145,175

Total liabilities, minority interest and shareholders’ equity	$189,788	$192,411

* The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Royalties	$14,878	$9,105
Services, support and other	3,562	4,105
Fees and revenue shares	3,663	3,190
License fees and programming	726	998

Total revenues	22,829	17,398
Operating expenses:
Cost of revenues	8,819	10,248
Research and development	8,736	7,139
Sales and marketing	3,258	3,449
General and administrative	4,211	4,228
Restructuring and impairment costs	485	—
Amortization of intangible assets	397	1,207

Total operating expenses	25,906	26,271

Loss from operations	(3,077)	(8,873)
Interest income	320	218
Other expense, net	(62)	(42)
Minority interest	60	61

Loss before income taxes	(2,759)	(8,636)
Income tax expense	(525)	(301)

Net loss	$(3,284)	$(8,937)

Net loss per share, basic and diluted	$(0.03)	$(0.07)

Shares used in per share calculation, basic and diluted	122,501,915	120,004,281

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows provided from (used in) operating activities:
Net loss	$(3,284)	$(8,937)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization of property and equipment	1,115	1,698
Amortization of intangible assets	1,281	2,846
Amortization of share-based compensation	2	9
Non-cash employee compensation	70	467
Provision for (reduction of) doubtful accounts	—	(253)
Non-cash impairment costs	602	—
Minority interest	(60)	(61)
Changes in operating assets and liabilities:
Accounts receivable	1,605	338
Prepaid expenses and other current assets	48	1,026
Other assets	44	3
Accounts payable	10	(3,177)
Accrued liabilities	227	(819)
Accrued restructuring	(186)	(1,785)
Due to Liberty Media	(198)	131
Deferred revenue	928	(231)

Net cash provided from (used in) operating activities	2,204	(8,745)

Cash flows provided from (used in) investing activities:
Purchase of property and equipment	(778)	(261)
Proceeds from sale of marketable debt securities	6,068	3,494
Purchase of marketable debt securities	(5,975)	(22)
Private equity investments	(300)	—

Net cash provided from (used in) investing activities	(985)	3,211

Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	10	949

Net cash provided from financing activities	10	949

Effect of exchange rate changes on cash and cash equivalents	(99)	20

Net increase (decrease) in cash and cash equivalents	1,130	(4,565)
Cash and cash equivalents, beginning of period	35,660	47,747

Cash and cash equivalents, end of period	$36,790	$43,182

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. These adjustments consist of normal recurring adjustments unless otherwise indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for such period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2. Summary of Significant Accounting Policies

Share-Based Compensation

     We account for share-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Three Month Ended March 31,
	2005	2004
Net loss, as reported	$(3.3)	$(8.9)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.0)	(0.6)

Pro-forma net loss	$(4.3)	$(9.5)

Net loss per share, basic and diluted:
As reported	$(0.03)	$(0.07)

Pro-forma	$(0.04)	$(0.08)

     These pro-forma amounts may not be representative of the effects on reported net loss for future periods as options vest over several years and additional awards are generally made each year.

     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Risk-free interest rate	3.71% - 4.42%	2.69% - 3.36%

Average expected life (months)	75	60

Volatility	104%	113%-115%

Dividend yield	—	—

     The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $2.71 and $2.99, respectively.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income.

Note 3. Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following items as of March 31, 2005 and 2004 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Quarter Ended March 31,
	2005	2004
Class A ordinary shares issuable upon exercise of stock options	10,796,093	10,535,486

Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	744,428	760,844

Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796

     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9.4 million and 10.5 million for the three months ended March 31, 2005 and 2004, respectively.

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

Note 5. Intangible Assets, Net

     The components of intangible assets, excluding goodwill, were as follows (in millions):

		March 31, 2005			Dec 31, 2004
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(4.5)	$16.2	$16.8
Developed technologies	5	7.1	(2.8)	4.3	4.6
Contracts and relationships	2-5	6.9	(3.7)	3.2	3.6
Purchased technologies	5	0.4	(0.3)	0.1	0.1

		$35.1	$(11.3)	$23.8	$25.1

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including $0.9 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, that were reported in cost of revenues) was $1.3 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2005 (Remaining nine months)	$3.7
2006	4.9
2007	3.9
2008	1.8
2009	1.3
Thereafter	8.2

$23.8

Note 6. Restructuring and Impairment Costs

     We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring and impairment costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

     For the three months ended March 31, 2005, there was a restructuring and impairment provision of $0.5 million relating to the closure of our Lexington, Massachusetts facility. In March 2005, we negotiated a lease buy-out with the landlord of our Lexington, Massachusetts facility. We had previously recorded amounts in respect of estimated sublease income that we anticipated receiving based on the assumption that we would sublease that space. After recording those amounts, we subsequently determined to terminate the lease entirely through a buyout of the remaining term. The amount of that buyout was higher than the amount we previously recorded for expected sublease income, and we, therefore, recorded an additional restructuring provision of $0.2 million in the quarter ended March 31, 2005. In addition, in connection with the restructuring of our facility and operations in Lexington, we settled issues related to ownership of certain equipment within our joint venture, Spyglass Integration. As a result, we recorded an impairment of $0.3 million in respect of equipment that we transferred as part of that settlement arrangement. The following sets forth the restructuring and impairment activity during the three months ended March 31, 2005 (in millions):

	Excess Facilities	Asset Impairment	Total
Balance, December 31, 2004	$1.4	$—	$1.4
Provision	0.2	0.3	0.5
Cash payments	(0.4)	—	(0.4)
Non-cash charges	—	(0.3)	(0.3)

Balance, March 31, 2005	$1.2	$—	$1.2

     The outstanding accrual for excess facilities relates to operating lease obligations which expire through 2006.

Note 7. Employee Bonus

     During the three months ended March 31, 2005, we issued 1,162,180 of our Class A ordinary shares with an aggregate value of $3.2 million (based on the closing market price for our stock on the date of each grant) to employees in the United States and the United Kingdom pursuant to our 2004 bonus plan and also made certain cash bonus payments to employees in other foreign jurisdictions.

Note 8. Comprehensive Loss

     The components of comprehensive loss, net of tax, were as follows (in millions):

	Quarter Ended March 31,
	2005	2004
Net loss	$(3.3)	$(8.9)
Other comprehensive loss:

Foreign currency translation gains (losses)	(0.1)	0.1
Unrealized gains (losses) on investments, net of income taxes	—	—

Comprehensive loss	$(3.4)	$(8.8)

Note 9. Commitments and Contingencies

Operating Leases

     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between July 2005 and March 2016. Total rent expense was $1.2 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. There was no sublease income.

     Future minimum payments under non-cancelable operating leases as of March 31, 2005 were as follows (in millions):

Minimum
Year ending March 31,	Commitments
2005 (remaining nine months)	$3.3
2006	4.1
2007	3.5
2008	3.4
2009	3.2
Thereafter	3.7

$21.2

Other Commitments

     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2005 were $3.3 million for the remaining nine months of 2005 and $1.3 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

     As of March 31, 2005, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.

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

     On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed, Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11,

2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least May 23, 2005, to allow Double C and its new counsel time to familiarize themselves with the litigation and to allow the parties to evaluate settlement prospects.

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

          Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The Court has scheduled a hearing on January 9, 2006, to consider final approval of the settlement. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

          Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. The Federal Circuit has scheduled oral argument in the appeal for June 9, 2005. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.

          Personalized Media Communications, LLC. On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to Personalized Media Communications. Based on publicly available information, we believe that the case has been stayed in the District Court pending re-examination by the United States Patent and Trademark Office. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that

Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any

          Other Matters. In the normal course of our business, we provide indemnification to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations, although our liabilities in those arrangements are customarily limited in various respects, including monetarily.

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

Note 10. Related Party Transactions

          As of March 31, 2005, Liberty Media’s total ownership represented approximately 31.9% of the economic interest and approximately 78.7% of the voting power of our ordinary shares on an undiluted basis.

          Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.4 million for the three months ended March 31, 2005 and $0.4 million for the three months ended March 31, 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.

Note 11. Segment Information

          Prior to 2004, we did not have separately reportable operating segments. During 2004, we redefined the reporting units of the Company resulting in three reportable business segments. Our Middleware and Integrated Technologies business has responsibility for our core middleware and the technologies that are customarily integrated as “extensions” of that middleware. Our Applications business has responsibility for our applications and related technologies and products. Our BettingCorp business has responsibility for fixed-odds and other wagering gaming applications. We report this information in a manner required by SFAS No. 131.

          Our Chief Executive Officer has been identified as the chief operating decision maker in assessing the performance of the segments. Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure in accordance with generally accepted accounting principles, or GAAP. We define “contribution margin,” for these purposes, as Adjusted EBITDA before unusual items and unallocated corporate overhead, which includes certain functions, such as executive management, accounting, administration, legal, tax, treasury and information technology infrastructure, that support but are not specifically attributable to our operating segments. “EBITDA” is an acronym for earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation and amortization, amortization of intangible assets, other income, minority interest, restructuring and impairment provisions and unusual items such as contract amendments that mitigated potential loss positions. Adjusted EBITDA before unusual items does not take into account substantial costs of doing business, such as income tax and interest. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While we may consider “contribution margin” and Adjusted EBITDA before unusual items to be important measures of comparative operating performance, these measures should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow used in operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculations of “contribution margin” and Adjusted EBITDA before unusual items may be different from the calculations used by other companies and, therefore, comparability may be affected.

          Because these segments reflect the manner in which we review our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

          Summarized information by segment was as follows (in millions):

	Three Months Ended March
	31,
	2005	2004
Revenues:
Middleware and Integrated Technologies	$18.8	$14.0
Applications	3.1	3.1
BettingCorp	0.9	0.3

Total Revenue	22.8	17.4

Contribution Margin:
Middleware and Integrated Technologies	9.2	5.5
Applications	(2.0)	(1.6)
BettingCorp	(1.4)	(1.2)

Total Contribution Margin	5.8	2.7

Unallocated corporate overhead	(6.0)	(7.0)

Adjusted EBITDA before unusual items	(0.2)	(4.3)

Restructuring and impairment costs	(0.5)	—

Adjusted EBITDA	(0.7)	(4.3)

Depreciation and amortization	(1.1)	(1.7)
Amortization of intangible assets	(1.3)	(2.8)
Interest income	0.3	0.2

	Three Months Ended March
	31,
	2005	2004
Other expense	(0.1)	(0.1)
Minority interest	0.1	0.1

Loss before income taxes	(2.8)	(8.6)
Income tax expense	(0.5)	(0.3)

Net loss	$(3.3)	$(8.9)

          Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended March 31,
	2005	%	2004	%
Europe, Middle East and Africa
United Kingdom	$5.9	26%	$5.9	34%
Italy	4.6	20%	0.5	3%
Other Countries	3.2	14%	2.9	17%

Subtotal	13.7	60%	9.3	54%

Americas
United States	5.1	23%	5.3	30%
Other Countries	1.0	4%	0.8	5%

Subtotal	6.1	27%	6.1	35%

Asia Pacific	3.0	13%	2.0	11%

	$22.8	100%	$17.4	100%

          Four major customers accounted for the following percentages of revenues:

	Three Months Ended
	March 31,
Customer	2005	2004
A	20%	1%
B	16%	14%
C	4%	12%
D	0%	12%

          British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 21% and 15% of total revenues for the three months ended March 31, 2005 and 2004, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB.

          One customer accounted for 32% of net accounts receivable as of March 31, 2005.

          Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended
	March 31,
Capital expenditures, net:	2005	2004
United States	$0.5	$0.2
Other countries	0.3	0.1

	$0.8	$0.3

	March 31,	December 31,
Long-lived assets (*):	2005	2004
United States	$9.7	$10.3
Other countries	2.5	2.6

	$12.2	$12.9

(*)	Long-lived assets include property and equipment, and other assets.

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

          The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Overview

          We are one of the world’s leading providers of software and solutions for interactive and enhanced television.

          We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or cable, satellite and digital terrestrial operators, which we refer to as “network operators,” once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various software products that we sell.

          As of March 31, 2005, Liberty Media Corporation’s total ownership represented approximately 31.9% of the economic interest and 78.7% of the voting interest of our ordinary shares on an undiluted basis.

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

          We believe the following critical accounting policies and estimates have the greatest potential impact on our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets; valuation of investments in privately-held companies; impairment of goodwill and intangible assets; and restructuring and impairment costs. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

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

Restructuring and Impairment Costs

          We monitor our organization structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Any resulting restructuring and impairment costs include numerous estimates made by us based on our knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income.

Three Months Ended March 31, 2005 and 2004

Revenues

          Revenues for the three months ended March 31, 2005 were $22.8 million, an increase of $5.4 million, or 31%, from $17.4 million for the same period in 2004. Revenues by line item were as follows (in millions):

	Three Months Ended March 31,
	2005	%	2004	%

Royalties	$14.9	66%	$9.1	52%
Services, support and other	3.5	15%	4.1	24%
Fees and revenue shares	3.7	16%	3.2	18%
License fees and programming	0.7	3%	1.0	6%

Total Revenues	$22.8	100%	$17.4	100%

          Royalties. We generally derive royalties from sales of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator, depending upon the particular arrangement. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software.

          Royalties for the three months ended March 31, 2005 were $14.9 million, an increase of $5.8 million, or 64%, from $9.1 million in 2004. We experienced growth in all regions during the three months ended March 31, 2005, with Europe, Middle East and Africa accounting for almost 80% of that increase due to strong shipments to Sky Italia S.r.l. in the quarter ended March 31, 2005. Shipments by Echostar Communications Corp. in the U.S. and Matsushita Electric Industrial Co., Ltd. in Japan were also higher than the shipments in the same period of the prior year.

          Four of our customers sell set-top boxes to BSkyB, which accounted for $2.7 million, or 18%, of our royalties for the three months ended March 31, 2005, compared with $2.5 million, or 27%, of our royalties for the three months ended March 31, 2004. Sky Italia accounted for $4.5 million, or 30%, of our royalties for the three months ended March 31, 2005, compared with $0.1 million for the three months ended March 31, 2004. Echostar accounted for $3.4 million, or 23%, of our royalties for the three months ended March 31, 2005, compared with $2.3 million, or 25%, of our royalties for the three months ended March 31, 2004. In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result of those types of arrangements, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could limit the growth of our royalty payments in the future. If current deployment trends continue in a manner consistent with those of 2004, we would expect the average pricing for our middleware, over the course of 2005, to decline for certain customers.

          Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the three months ended March 31, 2005, revenues in this category were $3.5 million, a decline of $0.6 million, or 15%, from $4.1 million in 2004. This decrease resulted from reduced maintenance and support fees paid by customers.

          Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services.

          For the three months ended March 31, 2005, fees and revenue shares were $3.7 million, an increase of $0.5 million, or 16%, from $3.2 million for the same period in 2004. Net betting and gaming revenues were $0.6 million higher than in the same period of the prior year, while PlayJam revenues were $0.3 million lower than in the same period of the prior year due to competitive pressure from other gaming channels and revenue share was $0.2 million higher than in the same period of the prior year. BSkyB accounted for $1.8 million, or 49%, of revenues in this category for the three months ended March 31, 2005.

          License Fees and Programming. We derive license fees from the licensing of enterprise products such as OpenTV Streamer and OpenTV Software Developers Kit, and programming fees from NASCAR. For the three months ended March 31, 2005, total revenues in this category were $0.7 million, a decline of $0.3 million, or 30%, from $1.0 million in 2004. License fees accounted for a decrease of $0.5 million and programming accounted for an increase of $0.2 million compared with the same period in the prior year.

Operating Expenses

          Our total operating expenses for the three months ended March 31, 2005 were $25.9 million, a decrease of $0.4 million, or 2%, from $26.3 million in 2004. Operating expenses by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2005	Revenue	2004	Revenue

Cost of revenues	$8.8	39%	$10.3	59%
Research and development	8.7	38%	7.1	41%
Sales and marketing	3.3	15%	3.5	20%
General and administrative	4.2	18%	4.2	24%
Restructuring and impairment costs	0.5	2%	—	—
Amortization of intangible assets	0.4	2%	1.2	7%

Total Operating Expenses	$25.9	114%	$26.3	151%

          Cost of Revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements, network infrastructure and bandwidth costs of our interactive games and betting channels, and amortization of developed technology and patents.

          Cost of revenues for the three months ended March 31, 2005 were $8.8 million, a decrease of $1.5 million, or 15%, from $10.3 million for the same period in 2004. As a percentage of revenues, cost of revenues were 39% for the first three months of 2005 compared with 59% for the same period in 2004. Amortization of developed technology accounted for $0.8 million of the decrease due to the expiration of the amortization period for certain technology. Other decreases were $1.1 million, due principally to the reallocation of staff to research and development in 2005, and there were increases in bandwidth and revenue share costs of $0.4 million.

          Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.

          Research and development expenses for the three months ended March 31, 2005 were $8.7 million, an increase of $1.6 million, or 23%, from $7.1 million in 2004. As a percentage of revenues, research and development expenses were 38% for the first three months of 2005 compared with 41% for the same period in 2004. The dollar increase resulted mainly from a reallocation of staff from other areas into research and development in 2005.

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

          Sales and marketing expenses for the three months ended March 31, 2005 were $3.3 million, including a $0.3 million expense associated with our investment in an interactive television company, a decrease of $0.2 million, or 6%, from $3.5 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 15% for the first three months of 2005 compared with 20% for the same period in 2004. The decrease was due to reduced personnel costs.

          General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.

          General and administrative expenses for the three months ended March 31, 2005 were $4.2 million, the same amount as in the same period of 2004. As a percentage of revenues, general and administrative expenses were 18% for the first three months in 2005 compared with 24% for the same period in 2004. Legal fees declined by $1.4 million with that decrease partially offset by increased professional fees of $0.4 million for work related to our audit and Sarbanes-Oxley compliance efforts and an increase of $0.7 million in personnel costs and other items. In the first three months of 2004, we also recorded a credit of $0.3 million for bad debt recovery, but did not have a similar credit during the three months ended March 31, 2005.

          Restructuring and Impairment Costs. For the three months ended March 31, 2005, there was a restructuring and impairment provision of $0.5 million relating to the closure of our Lexington, Massachusetts facility. In March 2005, we negotiated a lease buy-out with the landlord of our Lexington, Massachusetts facility. We had previously recorded amounts in respect of estimated sublease income that we anticipated receiving based on the assumption that we would sublease that space. After recording those amounts, we subsequently determined to terminate the lease entirely through a buyout of the remaining term. The amount of that buyout was higher than the amount we previously recorded for expected sublease income, and we, therefore, recorded an additional restructuring provision of $0.2 million in the quarter ended March 31, 2005. In addition, in connection with the restructuring of our facility and operations in Lexington, we settled issues related to ownership of certain equipment within our joint venture, Spyglass Integration. As a result, we recorded an impairment of $0.3 million in respect of equipment that we transferred as part of that settlement arrangement.

          Amortization of Intangible Assets. For the three months ended March 31, 2005, amortization of intangible assets was $0.4 million, a decrease of $0.8 million, or 67%, from $1.2 million for the same period in 2004. The decrease resulted from certain intangible assets having been fully amortized in 2004.

Interest Income, Other Expense and Minority Interest

          As a result of increased interest rates, interest income was $0.3 million for the three months ended March 31, 2005, compared with $0.2 million for the same period in the prior year.

Income Taxes

          We had United States federal tax loss carryforwards of approximately $340 million as of March 31, 2005, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. However, we are subject to income taxes in certain state and foreign jurisdictions. The provision for income taxes was $0.5 million for the three months ended March 31, 2005, compared with $0.3 million for the prior year period due to an increase in foreign profitability.

Business Segment Results

          In 2004, we redefined our financial reporting to better align our financial analysis with our current businesses. Our management assesses our results and financial performance and prepares our internal budgeting reports on the basis of the Middleware and Integrated Technologies business, the Applications business and the BettingCorp business. We have prepared this segment analysis in accordance with Statement of Financial Accounting Standards No. 131.

          Our Middleware and Integrated Technologies business has responsibility for our core middleware and the technologies that are customarily integrated as “extensions” of that middleware. Our Applications business has responsibility for our applications and related technologies and products. Our BettingCorp business has responsibility for fixed-odds and other wagering gaming applications.

          The contribution margin of the segments represents adjusted EBITDA before unusual items and corporate overhead. Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation and amortization, amortization of intangible assets, other income, minority interest and unusual items such as contract amendments that mitigated potential loss positions and restructuring and impairment provisions. Management believes that segment contribution margin is an appropriate measure of evaluating operational performance. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

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

          Revenues by segment were as follows (in millions):

	Three Months Ended March 31,
	2005	%	2004	%

Middleware and Integrated Technologies
Royalties	$14.9	79%	$9.1	65%
Services, support and other	3.4	18%	4.0	29%
License fees and programming	0.5	3%	0.9	6%

Subtotal	18.8	100%	14.0	100%

Applications
Services, support and other	0.1	3%	0.1	3%
Fees and revenue shares	2.8	90%	2.9	94%
License fees and programming	0.2	7%	0.1	3%

Subtotal	3.1	100%	3.1	100%

Betting Corp	0.9		0.3

TOTAL	$22.8		$17.4

          Revenues from the Middleware and Integrated Technologies business for the three months ended March 31, 2005 were $18.8 million, an increase of $4.8 million, or 34%, from $14.0 million for the same period in 2004. The two major components of revenues are royalties and services and support. Royalties from set-top boxes and other products that incorporate our software accounted for 79% of segment revenues for the first three months in 2005, an increase from 65% for the same period in 2004. The increase in 2005 was primarily attributable to significant shipments by Sky Italia and other customers as described under “Royalties” above. Services, support and other accounted for 18% of segment revenues for the first three months in 2005, a decrease of $0.6 million, or 15%, from the first three months in 2004 due primarily to a decline in maintenance and support revenues. License fees and programming were $0.5 million, a decrease of $0.4 million, or 44%, from $0.9 million in the first three months in 2004.

          Revenues from the Applications business for the three months ended March 31, 2005 were $3.1 million, the same amount as in the same period in 2004. PlayJam games channel fees accounted for 90% of the applications segment revenues.

          Revenues from the BettingCorp business for the three months ended March 31, 2005 were $0.9 million, an increase of $0.6 million, or 200%, from $0.3 million for the same period in 2004 due to increased consumer demand.

          Contribution margin by segment was as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Contribution Margin:
Middleware and Integrated Technologies	$9.2	$5.5
Applications	(2.0)	(1.6)
BettingCorp	(1.4)	(1.2)

Total Contribution Margin	5.8	2.7
Unallocated corporate overhead	(6.0)	(7.0)

Adjusted EBITDA before unusual items	(0.2)	(4.3)

Restructuring and impairment costs	(0.5)	—

Adjusted EBITDA	(0.7)	(4.3)

Depreciation and amortization	(1.1)	(1.7)
Amortization of intangible assets	(1.3)	(2.8)
Interest income	0.3	0.2
Other expense	(0.1)	(0.1)
Minority interest	0.1	0.1

Loss before income taxes	(2.8)	(8.6)
Income tax expense	(0.5)	(0.3)

Net loss	$(3.3)	$(8.9)

          Contribution margin for the Middleware and Integrated Technologies business increased for the first three months in 2005 from the same period in 2004 due to increased revenue. Contribution loss for the Applications business increased for the first three months in 2005 from the same period in 2004 due to increased operating expenses associated with that segment. Betting Corp.’s expenses increased slightly more than revenues resulting in a greater contribution loss for the first three months in 2005 from the same period in 2004.

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

          As of March 31, 2005, we had cash and cash equivalents of $36.8 million, which was an increase of $1.1 million from the balance at December 31, 2004. Taking into account short-term and long-term marketable debt securities of $27.2 million, our cash, cash equivalents and marketable debt securities were $64.0 million as of March 31, 2005, compared with $63.0 million as of December 31, 2004. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.

          Cash provided from operating activities was $2.2 million for the three months ended March 31, 2005. Cash used in operating activities was $8.7 million for three months ended March 31, 2004. The improvement in the first three months of 2005 versus the same period of 2004 was due primarily to the reduced net loss and working capital improvements.

          Cash used in investing activities was $1.0 million for the three months ended March 31, 2005, primarily due to the purchase of property and equipment. For the three months ended March 31, 2004, the cash provided from investing activities was $3.2 million, primarily due to the net sale of marketable debt securities.

          Cash provided from financing activities was not significant for the three months ended March 31, 2005, compared with $0.9 million for the three months ended March 31, 2004. The amount for 2004 represented proceeds from issuance of ordinary shares from the exercise of stock options.

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

Commitments and Contractual Obligations

          Information as of March 31, 2005 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period
					Due in
			Due in	Due in	2009 or
	Total	Due in 2005	2006-2007	2008-2009	after
Operating lease obligations	$21.2	$3.3	$7.6	$6.6	$3.7
Non-cancelable purchase obligations	4.6	3.3	1.3	—	—

Total contractual obligations	$25.8	$6.6	$8.9	$6.6	$3.7

          In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of March 31, 2005 were $3.3 million for the remaining nine months of 2005 and $1.3 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

          As of March 31, 2005, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.

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

Two of our potential North American cable customers, Cox Communications and Comcast Corporation, joined together in early 2005 to acquire certain assets from Liberate Technologies, one of our direct competitors in the middleware business. That acquisition, which closed in April 2005, is likely to eliminate Cox and Comcast as potential customers for our middleware, which could adversely affect our ability to grow.

          In April 2005, Double C Technologies, a joint venture formed by Cox Communications and Comcast Corporation, acquired substantially all of the assets of Liberate’s North American business. Our middleware competes directly with the middleware software included within those assets transferred by Liberate. To date, while we have licensed certain of our technologies to Comcast, and expect to pursue additional applications opportunities with both Cox and Comcast, we have not licensed to either of these companies our middleware solutions. Based on our current understanding of the circumstances, we would not expect Cox or Comcast, in light of the assets that they acquired from Liberate, to license middleware or related solutions from us. As a result, our opportunity to license our middleware in the United States to cable operators may have been materially diminished and our future revenue growth adversely affected. In addition, it is unclear whether Double C Technologies will only develop that technology for the benefit of Comcast and Cox or whether it will attempt to sell that technology and related products to other cable operators in competition with OpenTV.

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

We have concluded that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2004. While we have remediated certain aspects of those control issues, we had not completed those efforts as of March 31, 2005. If we do not properly address identified weaknesses and implement additional controls to remedy those weaknesses, the reliability of our financial statements could be implicated and, ultimately, our financial results and our stock price could suffer.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting and their disclosure controls. To comply with this new statute, our management assessed our internal control over financial reporting and our disclosure controls. We identified certain weaknesses in our internal control over financial reporting as of December 31, 2004 that we have discussed in a separate report included as part of our Annual Report. Those weaknesses related to a lack of segregation of certain duties within our financial group and certain inadequacies in the controls associated with our financial review and closing process. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2004. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2004, were not effective. We began to implement additional controls and procedures in the first quarter of 2005 with the intention of remedying those weaknesses, but had not completed those efforts as of March 31, 2005. As a result, we concluded that as of March 31, 2005, our internal control over financial reporting was not yet effective, and that our disclosure controls were also not yet effective as of that date.

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

          We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of March 31, 2005, we had $64.0 million of cash, cash equivalents and marketable debt securities. We generated approximately $1.9 million in cash from operating activities during the fiscal quarter ended March 31, 2005 and used $16.2 million in cash for operating activities during the year ended December 31, 2004. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.

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

          We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and better recognized brand names than we do. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, has acquired the North American assets of Liberate Technologies, which includes its middleware business. SeaChange International has entered into a definitive agreement to acquire substantially all of the assets of Liberate Technologies’ business outside of North America. In addition to our PlayJam and PlayMonteCarlo applications, BSkyB also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.

The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.

          There has been a worldwide trend of consolidation in the cable and direct broadcast satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, in addition to the acquisition of certain assets of Liberate Technologies by Double C Technologies discussed above, Comcast and Gemstar-TV Guide International Inc., a media and technology company, formed a joint venture last year called Guideworks to develop an interactive programming guide for the cable television industry.

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

          Our future success depends largely upon the continued service of our senior executive officers and other key management and technical personnel. If certain of our senior executives were to leave the company, we may be placed at a competitive disadvantage. On April 1, 2005, we announced the resignation of our Chief Financial Officer effective May 15, 2005. As of the date of this Quarterly Report on Form 10-Q, we had not appointed a new Chief Financial Officer, and until such time as we do we will not be able to complete our remediation efforts with respect to certain material weaknesses we identified in connection with our Sarbanes-Oxley compliance efforts. In addition, we may also need to increase our technical, consulting and support staff to support new customers and the expanding needs of our existing customers. We have, in the past, experienced difficulty in recruiting qualified personnel. If we are not successful in those efforts, our business may be adversely affected.

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

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of this standard are effective for fiscal years beginning after June 15, 2005. The adoption of those provisions, which have been previously disclosed on a pro forma basis in our financial footnotes, is likely to have a significant effect on our consolidated statement of loss.

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

          Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 31.9% of the economic interest and 78.7% of the voting power of our ordinary shares outstanding as of March 31, 2005. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

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

          Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of March 31, 2005, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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

          The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2005 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of		Valuation of	Valuation of
	Securities if		Securities if	Securities if
	Interest Rates	Fair Value as of	Interest Rates	Interest Rates
Issuer	Decrease 1%	March 31, 2005	Increase 1%	Increase 2%
U.S. government and agencies	$5,970	$5,922	$5,875	$5,828
Corporate notes and bonds	2,519	2,488	2,458	2,428
Auction rate securities	16,825	16,825	16,825	16,825
Certificate of deposit	2,029	2,000	1,931	1,910

	$27,343	$27,235	$27,089	$26,991

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

          We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the first quarter of 2005. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of March 31, 2005. We expect over time, however, that a more significant number of our European customers will seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues will be paid to us in 2005 in the form of Euros, we do not believe that such payments will require a material change in our existing hedging policies.

Item 4. Controls and Procedures

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

          Management assessed the effectiveness of the company’s Internal Control as of December 31, 2004 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and identified certain material weaknesses in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These material weaknesses were described as follows, and this information should be read together with management’s complete report as included with the company’s Annual Report on Form 10-K:

•	Certain duties within the company’s financial group were not properly segregated; and

•	Certain controls associated with the financial reporting and close process were not effective, including the fact that:

o	management’s review of certain quarter-end accruals was not effective;

o	ineffective review of certain detailed schedules prepared in connection with the company’s financial reporting process led to errors in the statement of cash flows, lease commitments and tax notes and required modification of those notes as included in the Company’s 2004 audited financial statements; and

o	the company did not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters.

          Based on those assessments and the relevant criteria, management concluded that, as of December 31, 2004, the company’s Internal Control was not effective.

          Based on these findings, management initiated certain remediation efforts in the first quarter of 2005 with respect to each of the material weaknesses referred to above and continued those efforts through March 31, 2005. These remediation efforts, which are discussed below, are reasonably likely to materially affect our Internal Control.

Remediation of Material Weakness Related to Improper Segregation of Certain Duties within the Financial Group

          Management introduced new procedures in the first quarter of 2005 to address the improper segregation of duties. These new procedures require the company’s Chief Financial Officer to perform a detailed review of any and all non-recurring manual journal entries above a certain dollar threshold and also to review all journal entries that are directed by the company’s Controller. The company’s Chief Financial Officer was also charged with responsibility for undertaking a reasonable review of all other non-recurring journal entries, to ensure that all such entries are fully and properly authorized and reviewed. These procedures have been performed monthly since January 2005.

          Management believes that the remediating and compensating controls that it initiated in the first quarter of 2005 have effectively remediated this identified material weakness as of March 31, 2005.

Remediation of Certain Controls Associated with the Financial Reporting and Close Process

          Management introduced new procedures in the first quarter of 2005 to address the financial reporting and close process.

          These new procedures require the company’s financial group to collect, analyze and monitor all necessary and relevant supporting documentation for accrual balances and any adjustments. Management also introduced additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. Management believes that these additional procedures have effectively remediated certain aspects of this material weakness, although management continues to assess the efficacy of these changes.

          In the first quarter of 2005, management also began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. On April 1, 2005, the company announced the resignation of its Chief Financial Officer effective May 15, 2005. As of the date of this Quarterly Report, the company had not announced a new Chief Financial Officer. Until such time as the company hires a new Chief Financial Officer, management does not believe that it will be able to complete its remediation efforts with respect to the financial reporting and close process.

          As a result of the foregoing, management will continue to evaluate and to implement remediation efforts with respect to these identified weaknesses. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate these matters.

Evaluation of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the company’s Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2004 that we had not fully remediated as of March 31, 2005. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of March 31, 2005, were, therefore, not effective.

          Our independent registered public accounting firm KPMG LLP has not audited the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, nor have they attested to, or reported on, our remediation efforts. While we believe that we have effectively remediated certain aspects of the material weaknesses we identified as of December 31, 2004, as discussed above, and have not identified any other material weaknesses since such date, we cannot be certain that KPMG LLP would agree with our conclusions and assessments.

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

          On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed. Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least May 23, 2005, to allow Double C and its new counsel time to familiarize themselves with the litigation and to allow the parties to evaluate settlement prospects.

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

          Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. The Court has given plaintiffs an opportunity to amend their claims in order to state a claim. Plaintiffs have not yet filed an amended complaint. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. The Court has scheduled a hearing on January 9, 2006, to consider final approval of the settlement. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

          Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain legal reasonable expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. The Federal Circuit has scheduled oral argument in the appeal for June 9, 2005. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.

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

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.

Date: May 10, 2005
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