Form 10-Q
period 2005-06-30
OPENTV CORP
filed 2005-08-09
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of June 30, 2005, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

92,728,913 Class A ordinary shares, no par value; and 30,631,746 Class B ordinary shares, no par value

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,690	$35,660
Short-term marketable debt securities	6,484	1,986
Accounts receivable, net of allowance for doubtful accounts of $514 and $559 at June 30, 2005 and December 31, 2004, respectively	11,122	17,797
Prepaid expenses and other current assets	2,626	3,073

Total current assets	75,922	58,516

Long-term marketable debt securities	4,444	25,374
Property and equipment, net	5,770	6,858
Goodwill	70,492	70,466
Intangible assets, net	22,547	25,108
Other assets	6,832	6,089

Total assets	$186,007	$192,411

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,848	$3,870
Accrued liabilities	19,272	23,916
Accrued restructuring	2,230	1,394
Due to Liberty Media	159	388
Current portion of deferred revenue	10,849	10,520

Total current liabilities	35,358	40,088

Deferred revenue, less current portion	9,251	6,563

Total liabilities	44,609	46,651

Commitments and contingencies (Note 10)

Minority interest	541	585

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 92,805,240 and 91,552,293 shares issued and outstanding, including treasury shares, at June 30, 2005 and December 31, 2004, respectively	2,217,187	2,213,951
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	470,547	470,453
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(6)	(10)
Accumulated other comprehensive income	197	523
Accumulated deficit	(2,582,983)	(2,575,657)

Total shareholders’ equity	140,857	145,175

Total liabilities, minority interest and shareholders’ equity	$186,007	$192,411

*	The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Royalties	$12,308	$10,513	$27,186	$19,618
Services, support and other	4,480	4,821	8,042	8,926
Fees and revenue shares	3,277	3,441	6,940	6,631
License fees and programming	809	322	1,535	1,320

Total revenues	20,874	19,097	43,703	36,495
Operating expenses:
Cost of revenues	7,480	9,048	16,299	19,296
NASCAR amendment	—	(4,600)	—	(4,600)
Research and development	8,107	6,862	16,843	14,001
Sales and marketing	3,323	4,256	6,581	7,705
General and administrative	4,047	5,959	8,258	10,187
Restructuring and impairment costs	1,692	(517)	2,177	(517)
Amortization of intangible assets	393	1,190	790	2,397

Total operating expenses	25,042	22,198	50,948	48,469

Loss from operations	(4,168)	(3,101)	(7,245)	(11,974)

Interest income	404	192	724	410
Other income (expense), net	424	16	362	(26)
Minority interest	(16)	69	44	130

Loss before income taxes	(3,356)	(2,824)	(6,115)	(11,460)
Income tax benefit (expense)	(686)	862	(1,211)	561

Net loss	$(4,042)	$(1,962)	$(7,326)	$(10,899)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.09)

Shares used in per share calculation, basic and diluted	123,337,922	121,420,281	122,919,919	120,712,281

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows provided from (used in) operating activities:
Net loss	$(7,326)	$(10,899)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization of property and equipment	2,200	3,290
Amortization of intangible assets	2,561	5,343
Amortization of share-based compensation	4	19
Non-cash employee compensation	102	839
Provision for (reduction of) doubtful accounts	—	(253)
Non-cash impairment costs	602	—
Minority interest	(44)	(130)
Changes in operating assets and liabilities:
Accounts receivable	6,675	(4,942)
Prepaid expenses and other current assets	447	1,453
Other assets	(743)	21
Accounts payable	(1,022)	(1,266)
Accrued liabilities	(1,464)	(5,482)
Accrued restructuring	836	(4,734)
Due to Liberty Media	(229)	795
Deferred revenue	3,017	(1,925)

Net cash provided from (used in) operating activities	5,616	(17,871)

Cash flows provided from investing activities:
Purchase of property and equipment	(1,510)	(1,216)

Proceeds from sale of marketable debt securities	25,438	6,655
Purchase of marketable debt securities	(8,999)	(1,375)
Private equity investments	(300)	—

Net cash provided from investing activities	14,629	4,064

Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	22	2,953

Net cash provided from financing activities	22	2,953

Effect of exchange rate changes on cash and cash equivalents	(237)	(238)

Net increase (decrease) in cash and cash equivalents	20,030	(11,092)

Cash and cash equivalents, beginning of period	35,660	47,747

Cash and cash equivalents, end of period	$55,690	$36,655

Non-cash investing and financing activities:
Value of bonus shares issued to employees	$3,180	$1,671

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. These adjustments consist of normal recurring adjustments unless otherwise indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for such period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
Note 2. Summary of Significant Accounting Policies
Share-Based Compensation
     We account for share-based employee compensation arrangements in accordance with the provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4.0)	$(2.0)	$(7.3)	$(10.9)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.1)	(1.0)	(2.1)	(1.6)

Pro-forma net loss	$(5.1)	$(3.0)	$(9.4)	$(12.5)

Net loss per share, basic and diluted:
As reported	$(0.03)	$(0.02)	$(0.06)	$(0.09)

Pro-forma	$(0.04)	$(0.03)	$(0.08)	$(0.11)

     These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.
     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.78%-4.24%	2.65%-3.18%	3.71-4.42%	2.65%-3.36%
Average expected life (months)	75	60	75	60
Volatility	102%	113%-115%	102%-104%	113%-115%
Dividend yield	—	—	—	—
     The weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 was $2.76 and $3.35, respectively. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 was $2.75 and $2.99, respectively.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”.
     In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2006. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations not materially different from our pro forma disclosure under SFAS No. 123, as amended.
Note 3. Net Loss Per Share
     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following items as of June 30, 2005 and 2004 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Class A ordinary shares issuable upon exercise of stock options	10,338,310	9,438,618	10,567,202	9,987,052
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	744,428	760,844	744,428	760,844
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796
     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9.2 million and 8.9 million for the three months ended June 30, 2005 and 2004, respectively, and 9.3 million and 9.7 million for the six months ended June 30, 2005 and 2004, respectively.
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
Note 5. Intangible Assets, Net
     The components of intangible assets, excluding goodwill, were as follows (in millions):

		June 30, 2005			Dec 31, 2004
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(5.0)	$15.7	$16.8
Developed technologies	5	7.1	(3.2)	3.9	4.6
Contracts and relationships	2-5	6.9	(4.1)	2.8	3.6
Purchased technologies	5	0.4	(0.3)	0.1	0.1

		$35.1	$(12.6)	$22.5	$25.1

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including $0.9 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively, and $1.8 million and $2.9 million for the six months ended June 30, 2005 and 2004, respectively, that were reported in cost of revenues) was $1.3 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively and $2.6 million and $5.3 million for the six months ended June 30, 2005 and 2004, respectively. The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2005 (Remaining six months)	$2.4
2006	4.9
2007	3.9
2008	1.8
2009	1.3
Thereafter	8.2

$22.5

Note 6. NASCAR and Sun Amendments
     During the three months ended June 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, has with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line item in our condensed consolidated statements of operations.
     In March 1998, we entered into a license and distribution agreement with Sun Microsystems, Inc. (“Sun”) pursuant to which Sun granted us a non-exclusive, non-transferable license to develop and distribute products incorporating Sun’s Java technology until March 2006. This agreement, as amended, required us to make a payment of $4.0 million to Sun in February 2007, less any amounts previously paid for support and royalty fees. During the fourth quarter of 2004, we recorded a provision of $3.5 million for our estimated future commitment under this agreement. In June 2005, we amended our agreement with Sun in order to reduce our payment obligation to $3.0 million and extend the period over which we can develop and distribute products incorporating Sun’s technology through March 2010. In connection with the amendment, we paid Sun $3.0 million in July 2005 and, as this amount was less than what we previously accrued for this agreement, a gain of $0.5 million has been included in Other Income in our condensed consolidated statement of operations for the three months ended June 30, 2005.
Note 7. Restructuring and Impairment Costs
     We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected, the cost to exit existing commitments and fair value estimates. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.
     During the three months ended March 31, 2005, we recorded an additional restructuring and impairment provision of $0.5 million, relating to the final settlement of our outstanding liabilities for our Lexington, Massachusetts facility. This provision consisted of $0.2 million in additional restructuring charges to terminate and buy-out the lease, and an impairment of $0.3 million in respect of certain equipment transferred as part of the settlement arrangement.
     For the three months ended June 30, 2005, we recorded a restructuring provision of $1.7 million relating to a reduction of excess office space in New York City, net of estimated sub-lease income and existing reserves. This lease was assumed through our acquisition of ACTV in 2003. At the time of acquisition, we recorded a reserve for the estimated fair value of this lease. As of the cease-use date, we had a remaining reserve of $0.5 million, which was reclassified to our restructuring reserve.
     In April 2005, we made a final payment of $1.2 million on the buy-out of the lease for our Lexington facility.
     The following sets forth the restructuring activity during the six months ended June 30, 2005 (in millions):

	Excess	Asset
	Facilities	Write-offs	Total
Balance, December 31, 2004	$1.4	$—	$1.4
Provision	0.2	0.3	0.5
Cash payments	(0.4)	—	(0.4)
Non-cash charges	—	(0.3)	(0.3)

Balance, March 31, 2005	$1.2	$—	$1.2
Provision	1.7	—	1.7
Cash payments	(1.2)	—	(1.2)
Transfer from accrued liability	0.5	—	0.5

Balance, June 30, 2005	$2.2	$—	$2.2

     The outstanding accrual for excess facilities relates to operating lease obligations which expire in 2016.
Note 8. Employee Bonus
     During the three months ended March 31, 2005, we issued 1,162,180 of our Class A ordinary shares with an aggregate value of $3.2 million (based on the closing market price for our stock on the date of each grant) to employees in the United States and the United Kingdom pursuant to our 2004 bonus plan and also made certain cash bonus payments to employees in other foreign jurisdictions in respect of that bonus plan.
Note 9. Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4.0)	$(2.0)	$(7.3)	$(10.9)
Other comprehensive loss:

Foreign currency translation adjustments	(0.2)	(0.3)	(0.3)	(0.2)
Unrealized losses on investments, net of income taxes	—	(0.2)	—	(0.2)

Comprehensive loss	$(4.2)	$(2.5)	$(7.6)	$(11.3)

Note 10. Commitments and Contingencies
Operating Leases
     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between December 2005 and April 2012. Total rent expense was $1.1 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, and $2.3 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively. We received no sublease income during those periods.
     Future payments under existing operating leases as of June 30, 2005 were as follows (in millions):

Existing
Year ending December 31,	Commitments
2005 (remaining six months)	$2.0
2006	4.1
2007	3.6
2008	3.5
2009	3.4
Thereafter	0.5

$17.1

     We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.3 million over the current remaining life of those leases, beginning in 2006. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.
Other Commitments
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of June 30, 2005 were $1.7 million for the remaining six months of 2005 and $2.1 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of June 30, 2005, we had three standby letters of credit aggregating approximately $2.5 million that were issued to landlords at three of our leased properties.
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
     On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed, Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least August 31, 2005, to allow for settlement discussions.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. Oral argument in the appeal was heard on June 9, 2005; a decision has not been rendered on that appeal as of the date of this Report on Form 10-Q. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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
Note 11. Related Party Transactions
     As of June 30, 2005, Liberty Media’s total ownership represented approximately 31.9% of the economic interest and approximately 78.7% of the voting power of our ordinary shares on an undiluted basis.
     Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.4 million for each of the three months ended June 30, 2005 and 2004 and $0.8 million for each of the six months ended June 30, 2005 and 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
Note 12. Segment Information
     Prior to 2004, we did not have separately reportable operating segments. During 2004, we redefined our reporting units resulting in three reportable business segments. Our Middleware and Integrated Technologies business has responsibility for our core middleware and the technologies that are customarily integrated as “extensions” of that middleware. Our Applications business has responsibility for our applications and related technologies and products. Our BettingCorp business has responsibility for fixed-odds and other wagering gaming applications.
     The contribution margin of the segments represents adjusted EBITDA before unusual items and unallocated corporate overhead. Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation and amortization, amortization of intangible assets, other income, minority interest and unusual items such as contract amendments that mitigated potential loss positions and restructuring provisions. Management believes that segment contribution margin is an appropriate measure of evaluating operational performance. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.
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
     Summarized information by segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Middleware and Integrated Technologies	$16.5	$15.5	$35.3	$29.5
Applications	3.1	3.1	6.2	6.2
BettingCorp	1.3	0.5	2.2	0.8

Total Revenues	20.9	19.1	43.7	36.5

Contribution Margin:
Middleware and Integrated Technologies	6.8	7.1	16.0	12.6
Applications	(0.8)	(1.3)	(2.8)	(2.9)
BettingCorp	(0.9)	(1.0)	(2.3)	(2.2)

Total Contribution Margin	5.1	4.8	10.9	7.5

Unallocated corporate overhead	(5.2)	(8.9)	(11.2)	(15.9)

Adjusted EBITDA before unusual items	(0.1)	(4.1)	(0.3)	(8.4)

Contract amendment	—	4.6	—	4.6
Restructuring and impairment costs	(1.7)	0.5	(2.2)	0.5

Adjusted EBITDA	(1.8)	1.0	(2.5)	(3.3)

Depreciation and amortization	(1.1)	(1.6)	(2.2)	(3.3)
Amortization of intangible assets	(1.3)	(2.5)	(2.6)	(5.3)
Interest income	0.4	0.2	0.7	0.3
Other income	0.5	—	0.4	—
Minority interest	—	0.1	0.1	0.1

Loss before income taxes	(3.3)	(2.8)	(6.1)	(11.5)
Income tax (expense) benefit	(0.7)	0.8	(1.2)	0.6

Net loss	$(4.0)	$(2.0)	$(7.3)	$(10.9)

     Our revenues by geographic area based on the location of customers were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Europe, Middle East and Africa (EMEA)
United Kingdom	$5.5	27%	$3.4	18%	$11.4	26%	$9.3	25%
Italy	2.6	12%	5.3	28%	7.2	17%	5.8	16%
Other Countries	2.6	12%	2.8	14%	5.8	13%	5.7	16%

Subtotal	10.7	51%	11.5	60%	24.4	56%	20.8	57%

Americas
United States	6.4	31%	4.4	23%	11.5	26%	9.7	27%
Other Countries	0.7	3%	0.7	4%	1.7	4%	1.5	4%

Subtotal	7.1	34%	5.1	27%	13.2	30%	11.2	31%

Asia Pacific	3.1	15%	2.5	13%	6.1	14%	4.5	12%

	$20.9	100%	$19.1	100%	$43.7	100%	$36.5	100%

     Two major customers accounted for the following percentages of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2005	2004	2005	2004
Echostar	18%	15%	17%	15%
Sky Italia	12%	28%	16%	15%
     British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 19% and 8% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 20% and 12% of total revenues for the six months ended June 30, 2005 and 2004, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB and customers transacting on BSkyB channels.
     Three customers accounted for 16%, 12% and 11% of net accounts receivable as of June 30, 2005.
     Additional summarized information by geographic area was as follows (in millions):

	Three Months		Six Months Ended
	Ended June 30,		June 30,
Capital expenditures,net:	2005	2004	2005	2004
United States	$0.4	$0.7	$0.9	$0.9
Other countries	0.3	0.2	0.6	0.3

	$0.7	$0.9	$1.5	$1.2

	June 30,	December 31,
	2005	2004
Long-lived assets (*):
United States	$10.1	$10.3
Other countries	2.5	2.6

	$12.6	$12.9

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
     We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or cable, satellite and terrestrial operators, which we refer to as “network operators,” once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various software products that we sell.
     As of June 30, 2005, Liberty Media Corporation’s total ownership represented approximately 31.9% of the economic interest and 78.7% of the voting interest of our ordinary shares on an undiluted basis.
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
     We believe the following critical accounting polices and estimates have the greatest potential impact on our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets; valuation of investments in privately-held companies; impairment of goodwill and long-lived assets; and restructuring costs. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.
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
     The recognition of revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if other assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.
Valuation Allowances
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Impairment of Goodwill and Long-lived Assets
     Our long-lived assets include goodwill, property and equipment, other assets and other intangible assets, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and in the case of goodwill, annually. In estimating the fair value of our reporting units and assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is revenue growth. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

Restructuring Costs
     We monitor our organization structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Any resulting restructuring costs include numerous estimates made by us based on our knowledge of the activity being affected, the cost to exit existing commitments and fair value estimates. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”, which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2006. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Statements of Operations not materially different from our pro forma disclosure under SFAS No. 123, as amended.
Three Months and Six Months Ended June 30, 2005 and 2004
Revenues
     Revenues for the three months ended June 30, 2005 were $20.9 million, an increase of $1.8 million, or 9%, from $19.1 million for the same period in 2004. Revenues for the six months ended June 30, 2005 were $43.7 million, an increase of $7.2 million, or 20%, from $36.5 million for the same period in 2004. Revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Royalties	$12.3	59%	$10.5	55%	$27.2	62%	$19.6	54%
Services, support and other	4.5	21%	4.8	25%	8.0	19%	8.9	24%
Fees and revenue shares	3.3	16%	3.5	18%	7.0	16%	6.7	18%
License fees and programming	0.8	4%	0.3	2%	1.5	3%	1.3	4%

Total Revenues	$20.9	100%	$19.1	100%	$43.7	100%	$36.5	100%

     Royalties. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software.
     Royalties for the three months ended June 30, 2005 were $12.3 million, an increase of $1.8 million, or 17%, from $10.5 million in 2004. Royalties in the United States accounted for an increase of $2.1 million, principally as a result of an increase in the recognition of deferred EchoStar revenues of $0.8 million, and as a result of a one-time, final royalty payment from another customer, which discontinued its business, of $1.0 million. The EchoStar royalty revenue is being amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. Shipments in Asia Pacific accounted for an increase of $0.9 million. These increases in the United States and in Asia Pacific were partially offset by a decrease of $1.2 million in Europe, Middle East and Africa. This decrease was principally as a result of $2.9 million of volume discounts realized by Sky Italia, which were offset by increased shipments by several of our set-top box manufacturer customers to BskyB of $1.7 million.
     Royalties for the six months ended June 30, 2005 were $27.2 million, an increase of $7.6 million, or 39%, from $19.6 million in 2004. Of that increase, shipments by several of our set-top box manufacturer customers to BSkyB accounted for $1.9 million and increased royalty payments from Sky Italia accounted for $1.3 million. Royalties from our integrated browser, which is included in certain digital TV sets manufactured in Japan, accounted for $0.8 million of the increase in royalties, and an increase in shipments and in the amortization of deferred revenues from EchoStar accounted for an additional $1.9 million. Other manufacturers accounted for an increase of $1.7 million in royalties in the first six months of 2005 compared with the same period in the prior year.
     EchoStar accounted for $6.9 million, or 25%, of royalties for the six months ended June 30, 2005 and Sky Italia accounted for $6.5 million, or 24% of royalties for the six months ended June 30, 2005. Four of our customers who ship set-top boxes to BSkyB accounted for $4.5 million, or 17%, of royalties for the six months ended June 30, 2005.
     In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result of those types of arrangements, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could limit the growth of our royalties in the future. Based on deployment trends through the first half of 2005, the average pricing for our middleware has declined for certain customers.
     Services, Support and Other. Services, support and other revenue consist primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training for set-top box manufacturers and network operators. For the three months ended June 30, 2005, revenues in this category were $4.5 million, a decline of $0.3 million, or 6%, from $4.8 million in 2004. This decrease resulted from reduced maintenance and support fees from customers.
     For the six months ended June 30, 2005, revenues in this category were $8.0 million, a decline of $0.9 million, or 10%, from $8.9 million in 2004. This decrease resulted from reduced maintenance and support from customers.
     Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services.
     For the three months ended June 30, 2005, revenues in this category were $3.3 million, a decrease of $0.2 million, or 6%, from $3.5 million in 2004. We experienced a decrease of $0.6 million in PlayJam games channel fees for the first three months, which was only partly offset by an increase of $0.4 million in net betting and gaming revenues derived from BettingCorp.
     For the six months ended June 30, 2005, revenues in this category were $7.0 million, an increase of $0.3 million, or 4%, from $6.7 million in 2004. While our net betting and gaming fees increased by $1.0 million and our revenue shares increased by $0.3 million during those six months, that aggregate increase was mostly offset by a decrease of $1.0 million in PlayJam fees over the same period.
     License Fees and Programming. We derive license fees from the licensing of products such as OpenTV Streamer and OpenTV Software Developers Kit. We also realize programming fees from our NASCAR relationship and from other programmers. For the three months ended June 30, 2005, revenues in this category were $0.8 million, an increase of $0.5 million from $0.3 million for the same period in 2004. For the six months ended June 30, 2005, revenues in this category were $1.5 million, an increase of $0.2 million from $1.3 million in 2004. We did not recognize any programming fees for NASCAR in 2004. As described below, we renegotiated the agreement in 2004 and as a result, recognized $0.6 million and $0.8 million for the three months and six months ended June 30, 2005, respectively.

Operating Expenses
     Total operating expenses for the three months ended June 30, 2005 were $25.0 million, an increase of $2.8 million, or 13%, from $22.2 million for the same period in 2004. Total operating expenses for the six months ended June 30, 2005 were $50.9 million, an increase of $2.4 million, or 5%, from $48.5 million for the same period in 2004.
     Operating expenses by line item were as follows (in millions):

		Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Cost of revenues	$7.5	36%	$9.0	47%	$16.3	37%	$19.3	53%
NASCAR amendment	—	—	(4.6)	(24%)	—	—	(4.6)	(13%)
Research and development	8.1	39%	6.9	36%	16.8	38%	14.0	38%
Sales and marketing	3.3	16%	4.2	22%	6.6	15%	7.7	21%
General and administrative	4.0	19%	6.0	31%	8.2	19%	10.2	28%
Restructuring and impairment costs	1.7	8%	(0.5)	(2%)	2.2	5%	(0.5)	(1%)
Amortization of intangible assets	0.4	2%	1.2	6%	0.8	2%	2.4	7%

Total Operating Expenses	$25.0	120%	$22.2	116%	$50.9	116%	$48.5	133%

     Cost of Revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements and maintenance and support, network infrastructure and bandwidth costs of our interactive games and betting channels, and amortization of developed technology and patents.
     Cost of revenues for the three months ended June 30, 2005 were $7.5 million, a decrease of $1.5 million, or 17%, from $9.0 million for the same period in 2004. As a percentage of revenues, cost of revenues were 36% in the three months ended June 30, 2005 compared with 47% for the same period in 2004. The decrease in cost of revenues was principally due to a reduction in amortization as a result of fully amortized developed technology and depreciation of $0.7 million, and a reduction in compensation and other expenses allocated by headcount as a result of a reallocation of staff to research and development in 2005.
     Cost of revenues for the six months ended June 30, 2005 were $16.3 million, a decrease of $3.0 million, or 16%, from $19.3 million for the same period in 2004. As a percentage of revenues, cost of revenues were 37% in the first six months of 2005 compared with 53% for the same period in 2004. The decrease in cost of revenues was principally due to a reduction in amortization as a result of fully amortized developed technology and depreciation of $1.8 million, and a reduction in compensation and other expenses allocated by headcount as a result of a reallocation of staff to research and development in 2005.
     NASCAR Amendment. During the three months ended June 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by OpenTV. This item has been shown as a separate line item in our consolidated statement of operations for the six months ended June 30, 2004. No revenue or expenses were recorded prior to the renegotiation in 2004 as a result of the overall estimated losses expected under the assumed relationship.
     Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.

     Research and development expenses for the three months ended June 30, 2005 were $8.1 million, an increase of $1.2 million, or 17%, from $6.9 million for the same period in 2004. As a percentage of revenues, research and development was 39% for the three months ended June 30, 2005 compared with 36% for the same period in 2004. The increase in research and development expenses was principally due to an increase in compensation and other expenses allocated by headcount as a result of the reallocation of staff from other areas into research and development in 2005, as noted above.
     Research and development expenses for the six months ended June 30, 2005 were $16.8 million, an increase of $2.8 million, or 20%, from $14.0 million for the same period in 2004. As a percentage of revenues, research and development was 38% for the first six months of both 2005 and 2004. The increase in research and development expenses was principally due to an increase in compensation and other expenses allocated by headcount as a result of the reallocation of staff from other areas into research and development in 2005, as noted above.
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
     Sales and marketing expenses for the three months ended June 30, 2005 were $3.3 million, a decrease of $0.9 million, or 21%, from $4.2 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 16% for the three months ended June 30, 2005 compared with 22% for the same period in 2004. That decrease was principally due to reduced trade show and marketing expenses and a reduction of personnel.
     Sales and marketing expenses for the six months ended June 30, 2005 were $6.6 million, a decrease of $1.1 million, or 14%, from $7.7 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 15% for the first six months of 2005 compared with 21% for the same period in 2004. That decrease was principally due to reduced trade show and marketing expenses and a reduction of personnel.
     General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
     General and administrative expenses for the three months ended June 30, 2005 were $4.0 million, a decrease of $2.0 million, or 33%, from $6.0 million in 2004. As a percentage of revenues, general and administrative expenses were 19% for the three months ended June 30, 2005 compared with 31% for the same period in 2004. Reduced legal fees associated primarily with litigation matters accounted for a decrease of $2.4 million, which was offset by an increase in other expenses of $0.4 million.
     General and administrative expenses for the six months ended June 30, 2005 were $8.2 million, a decrease of $2.0 million, or 20%, from $10.2 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 19% for the first six months of 2005 compared with 28% for the same period in 2004. Reduced legal fees associated primarily with litigation matters accounted for a decrease of $3.5 million. That decrease, however, was offset partially by an increase of $0.6 million in professional fees for work related to our audit and Sarbanes-Oxley compliance efforts and an increase of $0.9 million associated with increased personnel costs and related overhead.
     Restructuring and Impairment Costs. For the three months ended June 30, 2005, we recorded a restructuring provision of $1.7 million for excess office space in New York City, net of estimated sub-lease income and existing reserves. That lease was assumed through our acquisition of ACTV in 2003. In the three months ended March 31, 2005, we had recorded a restructuring and impairment provision of $0.5 million relating to the closure of our Lexington, Massachusetts facility. In the three months ended June 30, 2004, we had recorded a restructuring provision of $0.4 million for the reduction of the workforce of our PlayJam operations in France and a credit of $0.9 million from the reversal of over-accruals for prior restructuring provisions, which resulted in a net credit, during that three month period ended June 30, 2004, of $0.5 million.
     Amortization of Intangible Assets. For the three months ended June 30, 2005, amortization of intangible assets was $0.4 million, a decrease of $0.8 million, or 67%, from $1.2 million in 2004. For the six months ended June 30, 2005, amortization of intangible assets was $0.8 million, a decrease of $1.6 million, or 67%, from $2.4 million for the same period in 2004. The decrease over the three and six month periods in 2005 resulted from certain intangible assets having been fully amortized in 2004.
Interest Income, Other Income (Expense) and Minority Interest
     As a result of increased interest rates, interest income for the three months ended June 30, 2005 was $0.4 million compared with $0.2 million for the same period in 2004. Interest income for the six months ended June 30, 2005 was $0.7 million compared with $0.3 million for the same period in 2004.
     For the three months ended June 30, 2005, other income was $0.5 million. This income was principally due to a contract amendment negotiated with Sun in June 2005, which reduced our payment obligation to an amount that was $0.5 million less than the amount we previously accrued for the agreement. For the six months ended June 30, 2005, other income was $0.4 million.
Income Taxes
     The provision for income taxes was $0.7 million and $1.2 million for the three months and six months ended June 30, 2005. For the three months ended June 30, 2004, we recorded an income tax benefit of $0.8 million as a result of a tax refund in the United Kingdom and a favorable settlement of a tax audit in France. For the six months ended June 30, 2004, the tax benefit of $0.8 million from the second quarter was offset by a tax provision of $0.2 million from the first quarter resulting in a net benefit of $0.6 million.
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
     The contribution margin of the segments represents adjusted EBITDA before unusual items and unallocated corporate overhead. Adjusted EBITDA before unusual items is a non-GAAP financial measure which excludes interest, taxes, depreciation, amortization of intangible assets, other income, minority interest and unusual items such as significant contract amendments and restructuring provisions. Management believes that segment contribution margin is an appropriate measure of evaluating operational performance. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.
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
     Revenues by segment were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Middleware and Integrated
Technologies Segment
Royalties	$12.3	75%	$10.5	68%	$27.2	77%	$19.6	66%
Services, support and other	4.0	24%	4.7	30%	7.4	21%	8.7	30%
License fees and programming	0.2	1%	0.3	2%	0.7	2%	1.2	4%

Subtotal	16.5	100%	15.5	100%	35.3	100%	29.5	100%

Applications Segment
Services, support and other	0.1	3%	0.1	3%	0.2	3%	0.2	3%
Fees and revenue shares	2.4	78%	3.0	97%	5.2	84%	5.9	95%
License fees and programming	0.6	19%	—	—	0.8	13%	0.1	2%

Subtotal	3.1	100%	3.1	100%	6.2	100%	6.2	100%

Betting Corp
Services, support and other	0.4	31%	—	—	0.4	18%	—	—
Fees and revenue shares	0.9	69%	0.5	100%	1.8	82%	0.8	100%

Subtotal	1.3	100%	0.5	100%	2.2	100%	0.8	100%

TOTAL	$20.9		$19.1		$43.7		$36.5

     Revenues from the Middleware and Integrated Technologies Segment for the three months ended June 30, 2005 were $16.5 million, an increase of $1.0 million, or 6%, from $15.5 million in 2004. The two major components of revenues are royalties and services, support and other. Royalties from set-top boxes and other products that incorporate our software accounted for 75% of segment revenues in the three months ended June 30, 2005, an increase from 68% in the same period of 2004. Services, support and other accounted for 24% of segment revenues in the three months ended June 30, 2005, a decrease from 30% in the same period of 2004 due primarily to a decline in maintenance and support fees.
     Revenues from the Middleware and Integrated Technologies Segment for the six months ended June 30, 2005 were $35.3 million, an increase of $5.8 million, or 20%, from $29.5 million in 2004. Royalties from set-top boxes and other products that incorporate our software accounted for 77% of segment revenues in the six months ended June 30, 2005, an increase from 66% in the same period of 2004. Services, support and other accounted for 21% of segment revenues in the six months ended June 30, 2005, a decrease from 30% in the same period of 2004 due primarily to a decline in maintenance and support fees.
     Revenues from the Applications Segment for the three months ended June 30, 2005 were $3.1 million, the same as the prior year quarter. A decrease of $0.6 million in fees from the PlayJam gaming channel during the period was offset by an increase of $0.6 million in programming fees from our NASCAR relationship. Revenues from the Applications Segment for the six months ended June 30, 2005 were $6.2 million, the same as the prior year period. Although we experienced a decrease of $0.7 million in fees from our PlayJam gaming channel, we also experienced a net increase of $0.7 million, principally as a result of increased programming fees from our NASCAR relationship.

     Revenues from the BettingCorp Segment for the three months ended June 30, 2005 were $1.3 million, an increase of $0.8 million, or 160%, from $0.5 million in 2004 due to higher service usage. Revenues from the BettingCorp Segment for the six months ended June 30, 2005 were $2.2 million, an increase of $1.4 million, or 175%, from $0.8 million in 2004 due to higher service usage.
     Contribution margin by segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contribution Margin:
Middleware and Integrated Technologies	$6.8	$7.1	$16.0	$12.6
Applications	(0.8)	(1.3)	(2.8)	(2.9)
BettingCorp	(0.9)	(1.0)	(2.3)	(2.2)

Total Contribution Margin	5.1	4.8	10.9	7.5

Unallocated corporate overhead	(5.2)	(8.9)	(11.2)	(15.9)

Adjusted EBITDA before unusual items	(0.1)	(4.1)	(0.3)	(8.4)

Contract amendment	—	4.6	—	4.6
Restructuring and impairment costs	(1.7)	0.5	(2.2)	0.5

Adjusted EBITDA	(1.8)	1.0	(2.5)	(3.3)

Depreciation and amortization	(1.1)	(1.6)	(2.2)	(3.3)
Amortization of intangible assets	(1.3)	(2.5)	(2.6)	(5.3)
Interest income	0.4	0.2	0.7	0.3
Other income	0.5	—	0.4	—
Minority interest	—	0.1	0.1	0.1

Loss before income taxes	(3.3)	(2.8)	(6.1)	(11.5)
Income tax (expense) benefit	(0.7)	0.8	(1.2)	0.6

Net loss	$(4.0)	$(2.0)	$(7.3)	$(10.9)

     Contribution margin for the Middleware and Integrated Technologies Segment for the first six months of 2005 increased compared with the prior year period due to increased revenue. Contribution margins in the Applications and BettingCorp Segments were not materially different in the comparative six month periods.
Deferred Revenue
     When we apply our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred, principally in terms of SOP 97-2 and SAB 104. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services.
     Beginning in 2004, we entered into multiple-element arrangements for products and services with customers including UGC (which has been acquired by Liberty Global), Foxtel, Austar and Comcast. Portions of the amounts that we have invoiced to UGC, Foxtel and Austar under those agreements have been deferred and will be included as revenue over time in our Middleware and Integrated Technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included over time as revenue in our Applications business.
     The arrangements with these customers included maintenance and support, for which evidence of fair value did not exist. In addition, several of these arrangements provided for the delivery of specified future products, for which evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided. As we noted above in our discussion of royalties for the third quarter, our EchoStar royalty revenues, which are included as revenues in our Middleware and Integrated Technologies business, are also being amortized over the seven-year term of our EchoStar agreements, with a portion of those reported royalty amounts currently reflected in our deferred revenue amounts.
     As of June 30, 2005, $15.1 million, or 75%, of our deferred revenue was deferred as a result of the arrangements described above. These deferred amounts as of June 30, 2005 do not reflect any additional future middleware deployments or additional license sales. The remaining $5.0 million, or 25%, of our deferred revenue was principally attributable to other maintenance and support and professional services arrangements.
     Based on current estimates of final delivery of all specified products, we expect the following recognition of this $15.1 million of unearned revenue at June 30, 2005:

Expected Recognition of Unearned Revenue
Year Ending December 31,	(in millions)
2005 (Remaining six months)	$3.4
2006	5.6
2007 and thereafter	6.1
$15.1
     As noted in our critical accounting policies, our assumptions and judgments regarding future products and services could differ from actual events. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition, may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with generally accepted accounting principles, there can be no assurance that the conditions to recording that revenue will be satisfied.
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
     As of June 30, 2005, we had cash and cash equivalents of $55.7 million, which was an increase of $20.0 million from the balance at December 31, 2004. The increase resulted principally from the conversion of short and long-term securities into cash. This mix may change again in the future as we make decisions regarding the composition of our investment portfolio. Taking into account short-term and long-term marketable debt securities of $10.9 million, our cash, cash equivalents and marketable debt securities were $66.6 million as of June 30, 2005, compared with $63.0 million as of December 31, 2004. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.
     Cash provided from operating activities was $5.6 million for the six months ended June 30, 2005, primarily due to strong collections and an increase in deferred revenue. Cash used in operating activities was $17.9 million for six months ended June 30, 2004.
     Cash provided from investing activities was $14.6 million for the six months ended June 30, 2005, primarily due to the net sale of marketable debt securities. For six months ended June 30, 2004, the cash provided from investing activities was $4.1 million, primarily due to the net sale of marketable debt securities.

     Cash provided from financing activities was not significant for the six months ended June 30, 2005, compared with $3.0 million for six months ended June 30, 2004. The amount for 2004 represented proceeds from issuance of ordinary shares.
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
Commitments and Contractual Obligations
     Information as of June 30, 2005 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period
		Due in			Due in
		remainder of	Due in	Due in	2010 or
	Total	2005	2006-007	2008-2009	after
Operating lease obligations	$17.1	$2.0	$7.7	$6.9	$0.5
Noncancelable purchase obligations	3.8	1.7	2.1	—	—

Total contractual obligations	$20.9	$3.7	$9.8	$6.9	$0.5

          We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.3 million over the current remaining life of those leases, beginning in 2006. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of June 30, 2005 were $1.7 million for the remaining six months of 2005 and $2.1 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of June 30, 2005, we had three standby letters of credit aggregating approximately $2.5 million that were issued to landlords at three of our leased properties.
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
          In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could slow the growth of our royalty payments in the future. Based on deployment trends through the first half of 2005, the average pricing for our middleware has declined for certain customers. That trend, and other volume discounts we may provide in the future, could limit the overall growth rate of our royalty revenues.

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
     We concluded that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2004. While we have remediated certain aspects of those control issues, we had not completed those efforts as of June 30, 2005. If we do not properly address identified weaknesses and implement additional controls to remedy those weaknesses, the reliability of our financial statements could be implicated and, ultimately, our financial results and our stock price could suffer.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting and their disclosure controls. To comply with this new statute, our management assessed our internal control over financial reporting and our disclosure controls. We identified certain weaknesses in our internal control over financial reporting as of December 31, 2004 that we have discussed in a separate report included as part of our Annual Report. Those weaknesses related to a lack of segregation of certain duties within our financial group and certain inadequacies in the controls associated with our financial review and closing process. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2004. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2004, were not effective. We began to implement additional controls and procedures in the first half of 2005 with the intention of remedying those weaknesses, but had not completed those efforts as of June 30, 2005.
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
          We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of June 30, 2005, we had $66.6 million of cash, cash equivalents and marketable debt securities. We generated approximately $5.6 million in cash from operating activities during the six months ended June 30, 2005 and used $17.9 million in cash for operating activities during the six months ended June 30, 2004. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.
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
     We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources than we do, such as Microsoft Corporation and NDS Group plc which is controlled by The News Corporation. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, has acquired the North American assets of Liberate Technologies, which includes its middleware business. SeaChange International has acquired substantially all of the assets of Liberate Technologies’ business outside of North America. In addition to our PlayJam and PlayMonteCarlo applications, BSkyB also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.
     The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.
          There has been a worldwide trend of consolidation in the cable and direct broadcast satellite industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, in addition to the acquisition of certain assets of Liberate Technologies by Double C Technologies discussed above, Comcast and Gemstar-TV Guide International Inc., a media and technology company, formed a joint venture called Guideworks to develop an interactive programming guide for the cable television industry.
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
          We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:
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
          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of this standard are effective for fiscal years beginning after June 15, 2005. The adoption of those provisions, which have been previously disclosed on a pro forma basis in our financial footnotes, is likely to have a significant effect on our consolidated statement of operations.
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
          • currency fluctuations, devaluations and repatriations of funds;
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
          Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 31.9% of the economic interest and 78.7% of the voting power of our ordinary shares outstanding as of June 30, 2005. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.
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
          Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of June 30, 2005, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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
     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2005 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Valuation of		Valuation of	Valuation of
	Securities if	Fair Value as	Securities if	Securities if
	Interest Rates	of June 30,	Interest Rates	Interest Rates
Issuer	Decrease 1%	2005	Increase 1%	Increase 2%
U.S. government and agencies	$5,998	$5,946	$5,891	$5,839
Corporate notes and bonds	2,531	2,482	2,472	2,444
Certificates of deposit	2,623	2,500	2,525	2,478

	$11,152	$10,928	$10,888	$10,761

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
     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the first half of 2005. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of June 30, 2005. We expect over time, however, that a more significant number of our European customers will seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues will be paid to us in 2005 in the form of Euros, we do not believe that such payments will require a material change in our existing hedging policies.
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
          • management’s review of certain quarter-end accruals was not effective;
          • ineffective review of certain detailed schedules prepared in connection with the company’s financial reporting process led to errors in the statement of cash flows, lease commitments and tax notes and required modification of those notes as included in the company’s 2004 audited financial statements; and
          • the company did not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters.
     Based on those assessments and the relevant criteria, management concluded that, as of December 31, 2004, the company’s Internal Control was not effective.
     Based on these findings, management initiated certain remediation efforts in the first quarter of 2005 with respect to each of the material weaknesses referred to above and continued those efforts through June 30, 2005. These remediation efforts, which are discussed below, are reasonably likely to materially affect our Internal Control.

Remediation of Material Weakness Related to Improper Segregation of Certain Duties within the Financial Group
     Management introduced new procedures in the first quarter of 2005 to address the improper segregation of duties. These new procedures require the company’s Chief Financial Officer to perform a detailed review of any and all non-recurring manual journal entries above a certain dollar threshold and also to review all journal entries that are directed by the company’s Controller. The company’s Chief Financial Officer was also charged with responsibility for undertaking a reasonable review of all other non-recurring journal entries, to ensure that all such entries are fully and properly authorized and reviewed. In May 2005, our Chief Financial Officer resigned and we appointed a new Chief Financial Officer at the end of the month. The foregoing procedures were performed monthly since January 2005 by either our Chief Financial Officer, or, because of the change in our Chief Financial Officer, another senior financial officer within our finance department. As a result of that, we have also modified our procedure to permit a senior financial officer other than the Chief Financial Officer to perform those reviews.
     Management believes that the remediating and compensating controls that it initiated in the first quarter of 2005 had effectively remediated this identified material weakness as of March 31, 2005.
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
     In the first quarter of 2005, management also began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. On May 31, 2005, the company announced that it had appointed Shum Mukherjee as its new Chief Financial Officer. As of June 30, 2005, management continued to evaluate and implement remediation efforts with respect to the financial reporting and close process.
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
     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2004 that we had not fully remediated as of June 30, 2005. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of June 30, 2005, were, therefore, not effective.

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
     On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed. Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least August 31, 2005, to allow for settlement discussions.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain legal reasonable expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the district court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. Oral argument in the appeal was heard on June 9, 2005; a decision has not been rendered on that appeal as of the date of this Report on Form 10-Q. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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

Date: August 9, 2005	OpenTV Corp.

/s/ Shum Mukherjee

Shum Mukherjee
Executive Vice President and
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