Form 10-K/A
period 2004-12-31
OPENTV CORP
filed 2005-10-18
CIK 1096958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
Class A ordinary shares, no par value
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Class A ordinary shares of the Registrant held of record by non-affiliates of the Registrant as of June 30, 2004, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq National Market as of the close of trading on June 30, 2004, was approximately $188,457,915. For purposes of this calculation, the directors and executive officers of the Registrant as of June 30, 2004 and the holders of record of 10% or more of any class of the Registrant’s ordinary shares outstanding as of June 30, 2004 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the Registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.
      As of February 28, 2005, the Registrant had outstanding (not including 76,237 Class A ordinary shares held in treasury):
92,313,405 Class A ordinary shares; and
30,631,746 Class B ordinary shares.

EXPLANATORY NOTE
      This Amendment No. 1 is being filed to amend Items 10 (Directors and Executive Officers of OpenTV), 11 (Executive Compensation) and 12 (Security Ownership of Certain Beneficial Owners and Management) of Part III contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Form 10-K”).
      We are updating and correcting some of the biographical, executive compensation and stock option grant information contained in the Original Form 10-K in order to conform such information, in its entirety, to the most recent information included within our 2005 Proxy Statement as filed with the Securities and Exchange Commission on October 14, 2005. This Amendment No. 1 does not modify or amend any other information included within the Original Form 10-K, including the financial information disclosed in Parts II and IV of the Original Form 10-K.
      In order to preserve the nature and character of the disclosures set forth in our Original Form 10-K, except for the information reflected in Part III under Items 10, 11 and 12, this report speaks as of the date of the Original Form 10-K, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Form 10-K.

PART III

Item 10.	Directors and Executive Officers of OpenTV
      The following table sets forth certain information with respect to our directors and executive officers as of the date of this Form 10-K/A, including their ages and any directorships held in public companies. Unless otherwise indicated, each director or executive officer may be contacted at our principal executive offices at 275 Sacramento Street, San Francisco, California, 94111.

Name and Age	Position

Mark H. Allen
Age 48	Our Executive Vice President and Managing Director of Technology Licensing and Commercial Affairs since September 2004; Mr. Allen also served in other executive capacities for us from November 2002 to September 2004; Executive Vice President of Corporate Development and Deputy General Counsel of Liberty Broadband Interactive Television from May 2002 to March 2003; Executive Vice President of Corporate Development and Technology Licensing of Gemstar-TV Guide International, Inc. from February 2002 to May 2002, and President of TV Guide Affiliate Sales for TV Guide, Inc. from September 1999 to May 2002.
Nigel B. Bennett
Age 43	Our Senior Vice President and General Manager of Europe, Middle East and Africa since October 2004; our Senior Vice President and General Manager of Worldwide Professional Services and Support from June 1999 to September 2004.
Robert R. Bennett
Age 47	Our director since August 2002; President of Liberty Media Corporation since April 1997; Chief Executive Officer of Liberty from April 1997 to August 2005; currently a director of Liberty Media Corporation, Discovery Holding Company and Expedia, Inc.
J. Timothy Bryan
Age 44	Our director since June 2003; currently an advisor to Nextel Communications, Inc.; Chief Financial Officer of Eagle River, Inc. from 2001 to 2003; an advisor for domestic and international telecommunications companies from 1999 to 2001; currently a director and Chairman of the Audit Committee for Clearwire Corporation and a director of ICO Global Communications.
James A. Chiddix
Age 60	Our director and Executive Chairman since March 2004; our Chief Executive Officer since May 2004; President of MystroTV, a business unit of Time Warner Cable formed to provide digital customers with the ability to pause, rewind and restart live television and to recapture missed programming, from July 2001 to January 2004; Chief Technical Officer of Time Warner Cable from June 1998 to July 2001.
Vincent Dureau
Age 45	Our Chief Technology Officer since May 1998; our Senior Vice President of Engineering since 1994; prior to joining us, Mr. Dureau held a variety of positions in the research department of Thomson Multimedia in Paris and Los Angeles.

III-1

Name and Age	Position

Tim Evard
Age 58	Our Senior Vice President and General Manager of Marketing and Applications Products since November 2004; President and Chief Executive Officer of Broadband iTV from January 2004 to November 2004, a company that uses interactive technology to deliver community based content; Senior Vice President of WSNET from 2002 to 2003, a company that provides digital video distribution to the cable television industry; Founder and Executive Vice President of Broadband Residential from 2000 to 2002, a company that provided telecommunications services to the multi-family housing market; Senior Vice President of Marketing of Time Warner from 1998 to 2002; President and co-Founder of the Time Warner Road Runner high-speed cable data business from April 1994 to April 2000.
Joel Hassell
Age 45	Our Senior Vice President and General Manager of North American Satellite since September 2004; our Vice President of Engineering from July 2003 to September 2004; Chief Operating Officer of ACTV, Inc. from July 2001 to July 2003; Chairman of the Board, Chief Executive Officer and President of Intellocity USA, Inc. from January 2000 to March 2001.
Wesley O. Hoffman
Age 51	Our Executive Vice President since August 2003; Mr. Hoffman has served in other capacities with our company since August 2003; Chief Executive Officer of ICTV, Inc. from August 2001 to August 2003 and President from 1996 to August 2003; President and Chief Executive Officer of High Speed Surfing, a private company that designed and distributed modular DOCSIS cable modems for the North American market, from August 2000 to August 2001.
Mazin S. Jadallah
Age 36	Our Senior Vice President of Strategic Development since July 2004; Vice President of Corporate Development at the Time Warner Interactive Video Group from 2001 to 2004; Executive Director at Time Warner from 1998 to 2001.
Jerry Machovina
Age 58	Our director since October 2003; currently Private Investor; Executive Vice President of Yankees Entertainment and Sports Network (YES) from September 2001 to October of 2002; Co-Chief Executive Officer of Mediapassage, which merged with Adauction (doing business as OneMediaPlace), from April 2001 to September 2001; President and Chief Executive Officer of Adauction from January 2000 to April 2001; Executive Vice President of TCI/AT&T Broadband from January 1995 to April 2000; currently a director and Senior Consultant for Vehix.com.
Shum Mukherjee
Age 55	Our Executive Vice President and Chief Financial Officer since June 2005; Executive Vice President, Finance and Operations and Chief Financial Officer at Genus, Inc., a semiconductor equipment company, from October 2001 to June 2005; Vice President, Finance and Corporate Controller for E*Trade Group and Chief Financial Officer for E*Trade International from 1998 to 2001.
J. David Wargo
Age 52	Our director since August 2002; President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since January 1993; currently a director of Strayer Education, Inc., Liberty Global, Inc. and Discovery Holding Company.

III-2

Name and Age	Position

Anthony G. Werner
Age 48	Our director since August 2002; Senior Vice President and Chief Technology Officer of Liberty Global, Inc. since June 2005; Senior Vice President and Chief Technology Officer of Liberty Media Corporation from August 2001 until June 2005; Senior Vice President of Strategic Technologies at Qwest Communications from May 2001 to August 2001; President and Chief Executive Officer of Aurora Networks, from October 2000 to May 2001; Executive Vice President and Chief Technology Officer of AT&T Broadband, previously TCI, from July 1994 to October 2000; currently a director of Dycom Industries, Inc.
Scott Wornow
Age 43	Our Senior Vice President, General Counsel and Corporate Secretary since October 2003; Vice President, General Counsel, Corporate Secretary and Chief Restructuring Officer of OmniSky Corporation, a wireless data provider, from May 2000 to December 2002; Partner in the New York office of the international law firm of Paul, Hastings, Janofsky & Walker LLP, from February 1998 to May 2000.
Michael Zeisser
Age 40	Our director since October 2003; our Interim Chairman from December 2003 through March 2004; Senior Vice President of Liberty Media Corporation since September 2003; Partner at McKinsey & Company from December 1996 through September 2003.
      There are no family relations among the above named individuals, by blood, marriage or adoption, except that Mr. Evard is the first cousin of Mr. Chiddix’s wife. During the past five years, none of the above persons was convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity. In December 2001, OmniSky Corporation, for which Mr. Wornow served as Vice President, General Counsel, Corporate Secretary and Chief Restructuring Officer from May 2000 until December 2002, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California in San Francisco, California.

III-3

Audit Committee
      Messrs. Wargo, Bryan and Machovina are the members of the audit committee. Mr. Wargo is the chairman of the audit committee. Each of the members of the audit committee meets the independence requirements of the Nasdaq Marketplace Rules and applicable Securities and Exchange Commission Rules and Regulations as such standards exist on the date of this Form 10-K/A and are financially literate as determined by our board of directors in light of applicable regulatory standards. Our board of directors has determined that Mr. Wargo is a “financial expert” as defined by applicable Securities and Exchange Commission Rules. The audit committee met seven times in 2004. Our audit committee holds a separate meeting with our independent auditors in conjunction with each regularly scheduled board meeting that employee and affiliated directors and other members of management do not attend.
      The audit committee assists our board in its oversight responsibilities relating to our financial accounting, reporting and controls. The audit committee monitors and evaluates periodic reviews of the adequacy of our accounting and financial reporting processes and internal control over financial reporting that are conducted by our financial and senior management and our independent auditors, is directly responsible for the appointment, compensation and oversight of the work of our independent auditors, reviews and evaluates the qualifications, independence and performance of our independent auditors, monitors our compliance with legal and regulatory requirements, monitors the performance of our internal audit function and facilitates communication among our independent auditors, our financial and senior management and our board of directors. The audit committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receive appropriate funding, as determined by the audit committee, from our company for such advice and assistance.
      In April 2004, our board of directors adopted a revised audit committee charter, a copy of which is available on our website at www.opentv.com. In addition, we will provide a copy of the audit committee charter, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, OpenTV Corp., 275 Sacramento Street, San Francisco, California 94111, telephone number (415) 962-5000.
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
Code of Ethics
      We have adopted a code of conduct that applies to all of our employees, directors and officers. Our code of conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and the “code of conduct” under the Nasdaq Marketplace Rules. Our code of conduct is available on our website at www.opentv.com. In addition, we will provide a copy of our code of conduct, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, OpenTV Corp., 275 Sacramento Street, San Francisco, California 94111, telephone number (415) 962-5000.

Item 11.	Executive Compensation
      The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during 2004, 2003, and 2002 by each person serving as our Chief Executive Officer during

III-4

2004 and our four other most highly compensated executive officers who were serving as executive officers at December 31, 2004. This information includes the dollar value of base salaries, commissions and bonus awards, the number of our Class A ordinary shares subject to stock options granted and certain other compensation, whether paid or deferred. We have not granted stock appreciation rights and have not provided any long-term compensation benefits other than stock options. Several of our executive officers joined us in 2004 and in 2003 and information with respect to those individuals is provided for the partial year or years in which they were employed.
Summary Compensation Table

							Long Term
							Compensation
		Annual Compensation					Awards

					Other Annual		Securities		All Other
		Salary	Bonus(*)		Compensation		Underlying		Compensation
Name	Year	($)	($)		($)		Options		($)

James A. Chiddix(1)	2004	337,500	112,500		—		1,000,000		3,000	(3)
Chief Executive Officer							500,000	(2)
	2003	—	—		—		—		—
	2002	—	—		—		—		—
James J. Ackerman(4)	2004	420,733	—		750,000	(5)	—		453,820	(6)
Former Chief Executive	2003	420,733	93,910		790,856	(7)	200,000		359,400	(8)
Officer	2002	420,733	—		767,765	(9)	—		597,000	(10)
Mark H. Allen(11)	2004	339,863	148,750		—		40,000		—
Executive Vice President	2003	—	91,105	(12)	—		150,000	(13)	—
& Managing Director	2002	—	—		—		—		—
Technology Licensing & Commercial Affairs
Wesley O. Hoffman(14)	2004	275,000	96,250		—		50,000		3,000	(3)
Executive Vice President	2003	96,955	21,526		—		100,000		2,000	(3)
& General Manager of	2002	—	—		—		—		—
North American Cable
Alec Livingstone(15)	2004	315,100	117,928		—		40,000		—
Senior Vice President	2003	281,100	70,885		49,000	(16)	50,000		—
Engineering, EMEA	2002	259,100	—		—		—		—
Scott Wornow(17)	2004	240,000	84,000		—		40,000		—
Senior Vice President,	2003	48,256	10,567		—		45,000		—
General Counsel and	2002	—	—		—		—		—
Secretary

(*)	Bonus compensation is displayed for the year such bonus was earned. Bonus awards for the years ended December 31, 2003 and 2004 were paid in the form of OpenTV Class A ordinary shares, except for the bonus paid in cash to Mr. Chiddix in 2004 pursuant to the terms of his employment agreement. The 2004 bonus awards described above (other than the bonus paid to Mr. Chiddix) were determined and issued after the date our Annual Report on Form 10-K for 2004 was filed with the Securities and Exchange Commission, and were subsequently disclosed in our current report on Form 8-K filed on April 1, 2005.

(1)	Mr. Chiddix’s employment as our Chief Executive Officer commenced in May 2004.

(2)	Represents options to purchase up to 500,000 OpenTV Class A ordinary shares granted to Mr. Chiddix. The options are separated into tranches and the vesting of each tranche is subject to the achievement of performance objectives. If, and when, the performance objectives relating to any particular tranche are satisfied, as determined by our board of directors, the stock options underlying such tranche will begin vesting, with twenty percent vesting on the date such performance objective is satisfied and the remainder of the options underlying that tranche vesting in equal installments on the first, second, third and fourth anniversary of such date. If the performance objectives of any particular tranche are not achieved, the options relating to such tranche will expire without further action.

III-5

(3)	Represents matching contributions made to the individual’s 401(k) plan account in the fiscal year.

(4)	Mr. Ackerman resigned as Chief Executive Officer and Director in May 2004.

(5)	Represents (i) loan forgiveness ($602,011) and (ii) the fair market value of 43,662 shares granted to Mr. Ackerman on January 2, 2004 ($147,989). For a more detailed description of the loan forgiveness, see “Certain Relationships and Related Transactions — Forgiveness of Executive Officer Loan.”

(6)	Represents (i) a severance payment ($410,367), of which $210,367 was paid in 2004 and $200,000 was paid in 2005, (ii) vacation payment ($40,454) and (iii) a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(7)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 121,402 of our Class A ordinary shares granted to Mr. Ackerman in October 2003 ($147,989) and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($40,856).

(8)	Represents a payment of $356,400 made pursuant to a management retention agreement with Mr. Ackerman and a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(9)	Represents (i) loan forgiveness ($602,011), (ii) the fair market value of 17,830 of our Class A ordinary shares granted to Mr. Ackerman on January 2, 2002 ($147,989) and (iii) reimbursement of part of Mr. Ackerman’s automobile and other expenses ($17,765).

(10)	Represents a payment of $594,000 made pursuant to a management retention agreement with Mr. Ackerman and a $3,000 matching contribution made to Mr. Ackerman’s 401(k) plan account.

(11)	Mr. Allen’s employment with us commenced in March 2004. Prior to that time, Mr. Allen provided services to us through Liberty Broadband Interactive Television, a company that formerly provided management services to us.

(12)	Represents payments made in connection with services provided to us through Liberty Broadband Interactive Television.

(13)	Represents an option to purchase (i) 50,000 shares granted on June 12, 2003 and (ii) 100,000 shares granted on September 1, 2003, in each case, in connection with services provided to us through Liberty Broadband Interactive Television.

(14)	Mr. Hoffman’s employment with us commenced in August 2003.

(15)	Dr. Livingstone’s salary and bonus are paid in pound sterling and the amounts have been translated into United States dollars. Dr. Livingstone’s salary was converted to U.S. dollars by applying the Interbank annual average pound sterling/ U.S. dollar exchange rate for the applicable fiscal year. Dr. Livingstone’s 2003 bonus award was converted to U.S. dollars by applying the Interbank pound sterling/ U.S. dollar exchange rate applicable as of January 14, 2004.

(16)	Represents a tax equalization payment.

(17)	Mr. Wornow’s employment with us commenced in October 2003.
      Certain management services were provided to us in 2004 by officers of Liberty Broadband Interactive Television. Liberty Broadband charged us a monthly management fee that was based on the estimated amount of time the individuals spent on our business each month. In February 2004, our management relationship with Liberty Broadband was terminated. For more information about the arrangement, see “Certain Relationships and Related Transactions — Management Fee and Expense Reimbursement Arrangements with Liberty Broadband.”
Option Grants in 2004
      The following table sets forth information regarding stock option grants to each of the above-named officers during 2004. During 2004, we granted to our employees options to purchase 2,813,050 of our Class A ordinary shares. The exercise price of all stock options was equal to the fair market value of our Class A ordinary shares on the date of grant. The stock options generally vest over four years, where twenty-five percent (25%) of the option vests on the first anniversary of the grant date and at the end of each month thereafter, the option vests as to an additional 1/48th of the shares until the option is vested with respect to

III-6

one hundred percent (100%) of the shares. All stock options have a term of 10 years, subject to earlier termination upon termination of employment.
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

	Number of		Percent of			Potential Realizable Value at
	Securities		Total Options			Assumed Rates of Stock Price
	Underlying		Granted to			Appreciation for Option Term
	Options		Employees in	Exercise	Expiration
Name	Granted		Fiscal Year	Price	Date	5%	10%

James A. Chiddix	1,000,000		36%	$2.99	3/23/2014	$1,880,395	$4,765,290
	500,000	(1)	18%	$2.99	3/23/2014	$940,197	$2,382,645
James J. Ackerman	—		—	—	—	—	—
Mark H. Allen	40,000		1%	$2.99	3/23/2014	$75,216	$190,612
Wesley O. Hoffman	50,000		2%	$2.99	3/23/2014	$94,020	$238,265
Alec Livingstone	40,000		1%	$2.99	3/23/2014	$75,216	$190,612
Scott Wornow	40,000		1%	$2.99	3/23/2014	$75,216	$190,612

(1)	Represents options to purchase up to 500,000 OpenTV Class A ordinary shares granted to Mr. Chiddix. The options are separated into tranches and the vesting of each tranche is subject to the achievement of performance objectives. If, and when, the performance objectives relating to any particular tranche are satisfied, as determined by our board of directors, the stock options underlying such tranche will begin vesting, with twenty percent vesting on the date such performance objective is satisfied and the remainder of the options underlying that tranche vesting in equal installments on the first, second, third and fourth anniversary of such date. If the performance objectives of any particular tranche are not achieved, the options relating to such tranche will expire without further action.
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

III-7

      The values for unexercised in-the-money options have not been, and may never be, realized. The fair market value is determined by the closing price of our Class A ordinary shares on December 31, 2004, as reported on the Nasdaq National Market, which was $3.84 per share.

			Number of Securities			Value of Unexercised In-The
	Shares		Underlying Unexercised			Money Options at Fiscal
	Acquired		Options at Fiscal Year End			Year-End
	Upon	Value
Name	Exercise	Realized	Exercisable	Unexercisable		Exercisable	Unexercisable

James A. Chiddix	—	—	—	1,000,000		—	$850,000
	—	—	—	500,000	(1)	—	425,000
James J. Ackerman	—	—	395,833	204,167		—	412,000
Mark H. Allen	—	—	25,000	165,000		—	137,000
Wesley O. Hoffman	—	—	—	150,000		—	112,500
Alec Livingstone	—	—	43,583	90,417		—	144,500
Scott Wornow	—	—	—	85,000		—	34,000

(1)	Represents performance-based stock options to purchase 500,000 OpenTV Class A ordinary shares granted to Mr. Chiddix, as described in the tables above.
Compensation of Directors
      Base Compensation and Expense Reimbursement. In 2005, our independent directors receive an annual retainer of $10,000 for serving on our board of directors and $15,000 for serving on our audit committee. In addition, an independent director serving as Chairman of the Audit Committee receives an annual retainer of $5,000 and an independent director serving as Chairman of the Compensation Committee will receive an annual retainer of $3,000. The annual retainers are paid in quarterly installments and continue so long as the independent director serves as a member of our board of directors. The annual retainers may be paid, at the election of the director, in our Class A ordinary shares rather than cash. Our non-independent directors do not receive any compensation for attending board of directors or committee meetings. All of our directors are reimbursed for actual expenses they incur to attend meetings. We currently expect to retain the same compensation arrangements for our directors in 2006.
      In addition, on March 31, 2005, our board of directors approved a one-time payment of $20,000, payable entirely in our Class A ordinary shares, to J. David Wargo for serving as the Chairman of the Audit Committee in 2004 and assisting us in our implementation of the requirements of the Sarbanes-Oxley Act of 2002.
      Options. Under the Compensation Policy for Independent Directors adopted by our board of directors, each independent director who is elected to our board of directors receives an automatic initial option grant to purchase 25,000 of our Class A ordinary shares on the date on which such person first becomes an independent director. Each independent director who continues serving as a member of our board of directors receives an automatic quarterly option grant to purchase 2,500 of our Class A ordinary shares.
      The exercise price of all stock options granted to independent directors equals 100% of the fair market value of our Class A ordinary shares on the date of grant of the option. Since March 2004, the typical vesting schedule for these options has been four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and an additional 1/48th vesting thereafter on a monthly basis over a four year period from the grant date. That vesting schedule is the same as the schedule that applies to our employees. Each option has a ten-year term unless earlier terminated. The options remain exercisable as to vested shares for up to ninety days following the optionee’s termination of service as a director, unless such termination is a result of death or of total and permanent disability, in which case the options remain exercisable for up to a one-year period.

III-8

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
      Under the agreement, Mr. Chiddix was granted an option to purchase 1,000,000 of our Class A ordinary shares on March 23, 2004 with an exercise price of $2.99 per share, the closing price for our Class A ordinary shares on the Nasdaq National Market on that date, vesting in equal annual installments on the second, third, fourth and fifth anniversaries of the date of grant. Mr. Chiddix was also awarded on March 23, 2004 options, which have been separated into tranches, to purchase an additional 500,000 of our Class A ordinary shares with an exercise price of $2.99 per share, the vesting of which is contingent upon us achieving certain performance goals established by our board of directors. If the performance objectives of any particular tranche are not achieved, the options relating to such tranche will expire without further action.
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
      In the event the employment agreement is terminated as a result of Mr. Chiddix’s death or disability, he (or his estate) would receive the following: (i) payment for unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time, in each case, up to the date of termination, (ii) a lump sum payment equal to six months of salary, and (iii) a pro-rata portion of any annual bonus he would have received with respect to the year in which his employment was terminated by reason of the death or disability. In

III-9

addition, all stock options (other than performance-based options that had not begun to vest prior to the date of termination) shall vest and remain exercisable for a period of one year following the date of termination.

Employment Letters With Certain Executive Officers
      We have an employment letter with Mark Allen, who serves as our Executive Vice President and Managing Director of Technology Licensing and Commercial Affairs, under which Mr. Allen receives an annual salary of $425,000, with a target bonus of 35% of his annual salary. We have an employment letter with Tim Evard, who serves as our Senior Vice President and General Manager of Marketing and Applications Products, under which Mr. Evard receives an annual salary of $375,000, with a target bonus of 35% of his annual salary. Mr. Evard received a grant of 200,000 options upon joining the company in November 2004. We have an employment letter with Mazin Jadallah, who serves as our Senior Vice President of Strategy and Development, under which Mr. Jadallah receives an annual salary of $235,000, with a target bonus of 35% of his annual salary. Mr. Jadallah received a grant of 50,000 options upon joining the company in July 2004, and another 50,000 options after being with the company for six months. We have an employment offer letter with Shum Mukherjee, who serves as our Executive Vice President and Chief Financial Officer, under which Mr. Mukherjee receives an annual salary of $300,000, with a target bonus of 35% of his annual salary. Mr. Mukherjee received a grant of 150,000 options upon joining the company in June 2005, and is entitled to receive another 50,000 options in 2006 upon the achievement of specific performance goals, as determined by our Chief Executive Officer.
      We have a retention agreement with Vincent Dureau, who serves as our Senior Vice President and Chief Technology Officer, under which Mr. Dureau receives an annual salary of $231,653. We have a retention agreement with Joel Hassell, who serves as our Senior Vice President and Managing Director of North American Satellite, under which Mr. Hassell receives an annual salary of $258,750. We have a retention agreement with Wesley Hoffman, who serves as our Executive Vice President and Managing Director of North American Cable, under which Mr. Hoffman receives an annual salary of $284,625. We have a retention agreement with Scott Wornow, who serves as our Senior Vice President, General Counsel and Corporate Secretary, under which Mr. Wornow receives an annual salary of $300,000.
      Under their respective employment letters and retention agreements, Messrs. Allen, Evard, Jadallah, Mukherjee, Dureau, Hassell, Hoffman and Wornow are considered employees at-will. If Messrs. Allen, Evard, Jadallah, Mukherjee, Dureau, Hassell, Hoffman or Wornow’s employment is terminated by us other than for “cause,” as defined in their respective employment letters, or as a result of a material reduction in their respective duties or responsibilities or base salary (or, in the case of Mr. Allen, a relocation of his principal place of business), each such person would receive, in his particular case, the following:

•	payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination;

•	salary continuation for a period of six months after termination (or 12 months in the case of Mr. Allen, or nine months in the case of Mr. Hoffman), unless such termination is within 12 months of a “change in control” (as defined in their respective employment agreements), in which case each would be entitled to receive 12 months of salary paid (or 18 months in the case of Mr. Allen);

•	continued vesting of stock options for a period of six months after termination (or 12 months in the case of Mr. Allen, or nine months in the case of Mr. Hoffman), unless such termination is within 12 months of a “change in control” (as defined in their respective employment agreements), in which case each would be entitled to receive 12 months of vesting (or 18 months in the case of Mr. Allen); and

•	continued exercisability of stock options for a period of 90 days following the date on which the last stock options referred to in the preceding bullet point shall have vested.
      Each of these employment letters and retention agreements also contains an agreement not to compete with the business of our company for a period of one year from termination.

III-10

Letter Agreement with our Former Chief Financial Officer
      On April 1, 2005, we entered into a letter agreement with Richard Hornstein, our former Senior Vice President and Chief Financial Officer, pursuant to which Mr. Hornstein agreed to continue to serve as our Chief Financial Officer until May 15, 2005. As part of that arrangement, we paid Mr. Hornstein a cash bonus of $75,000 in May 2005 for certain services provided during that transition period.
Compensation Committee Interlocks and Insider Participation
      The members of the compensation committee of our board of directors are Robert R. Bennett, J. David Wargo, J. Timothy Bryan, Michael Zeisser and James A. Chiddix. Mr. Chiddix has served as our Chief Executive Officer since May 2004. Michael Zeisser served as our Interim Chairman from December 2003 through March 2004. No interlocking relationship exists between our board and its compensation committee and the board of directors or compensation committee of any other company.

III-11

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
Five Percent Beneficial Holders
      The table below sets forth, to the extent known by us or ascertainable from public filings, certain information as of September 30, 2005 with respect to the beneficial ownership of each class of our ordinary shares by each person who is known by us to be the beneficial owner of more than five percent of any class of our ordinary shares.
      The percentage ownership information is based upon 98,027,041 OpenTV Class A ordinary shares and 30,631,746 OpenTV Class B ordinary shares, in each case, outstanding as of September 30, 2005. Unless otherwise indicated in the footnotes below, each entity has sole voting power and investment power with respect to the ordinary shares set forth opposite such entity’s name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after September 30, 2005, are deemed to be outstanding and to be beneficially owned by that entity holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that entity, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other entity. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of OpenTV Class A ordinary shares.

	Class of	Number of		Percent of	Voting
Name and Address of Beneficial Owner	Stock	Shares		Class	Power

H. Chase Lenfest	Class A	5,221,462	(1)	5.3%	1.3%
Liberty Media Corporation(2)	Class A	8,847,667		9.0%	77.6%
12300 Liberty Boulevard	Class B	30,510,150		99.6%	—
Englewood, CO 80112
Sun Microsystems, Inc.(3)	Class A	—		—	15.8	%(4)
901 San Antonio Road	Class B	7,594,796		19.9%	—
Mail Stop PAL 1-S21 Palo Alto, CA 94304

(1)	These shares were issued pursuant to the Asset Purchase Agreement dated as of September 7, 2005 by and among OpenTV, OpenTV Advertising Holdings, Inc., a wholly owned subsidiary of OpenTV, CAM Systems, L.L.C., StarNet, L.P., StarNet Management, L.L.C., H. Chase Lenfest, H. F. Lenfest and HCL Family Holdings, L.P. Mr. H. Chase Lenfest is the representative for the sellers under that Agreement and, for purposes of this table, is assumed by us to have beneficial ownership of all shares issued in connection with that transaction.

(2)	Liberty Media holds 2,313,716 Class A ordinary shares and 303,966 Class B ordinary shares through its subsidiary LDIG OTV, Inc., 5,866,640 Class A ordinary shares through its subsidiary Liberty IATV, Inc.; and 667,311 Class A ordinary shares and 30,206,154 Class B ordinary shares through its subsidiary Liberty IATV Holdings, Inc. The voting power information set forth in the table with respect to Liberty Media Corporation assumes that the Class B ordinary shares referred to in footnote 4 below, which would be issued to Sun Microsystems, are not outstanding.

(3)	Sun Microsystems, Inc., through its subsidiary Sun TSI Subsidiary, Inc., owns 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which may be exchanged at any time into an

III-12

equal number of our Class B ordinary shares. The shares, which do not confer voting rights on matters presented for a vote of our stockholders unless converted into our Class B ordinary shares, have been held by Sun Microsystems, Inc. since August 1999, which was prior to our initial public offering.

(4)	Assumes conversion into our Class B ordinary shares. If that conversion were to occur, and the company were to issue additional Class B ordinary shares, Liberty Media Corporation’s percentage ownership of the Class B ordinary shares would be reduced from 99.6% to 79.8% and Sun Microsystems’ percentage ownership would be 19.9% of the Class B ordinary shares.

Security Ownership of Management
      The following table sets forth, to the extent known by OpenTV or ascertainable from public filings, certain information as of September 30, 2005 with respect to the beneficial ownership of OpenTV Class A ordinary shares and OpenTV Class B ordinary shares by (i) each of our current directors; (ii) each person nominated to be a director; (iii) each of our named executive officers identified in “Executive Compensation” below; and (iv) all current directors and executive officers as a group. In addition, the table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership by such individuals of shares of Liberty Media Corporation Series A common stock and Series B common stock, which are equity securities of Liberty Media, which in turn owns a controlling interest in us.
      The following information regarding OpenTV ordinary shares is given as September 30, 2005 and, in the case of percentage ownership information, is based on 98,027,041 OpenTV Class A ordinary shares and 30,631,746 OpenTV Class B ordinary shares, in each case outstanding on that date. The following information regarding shares of Liberty Media common stock is given as of September 30, 2005, unless otherwise indicated, and, in the case of percentage ownership information, is based on 2,681,420,356 shares of Liberty Media Series A common stock and 121,062,825 shares of Liberty Media Series B common stock, in each case outstanding on that date.
      Shares issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after September 30, 2005, with respect to our and Liberty Media securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that person, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other person. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of shares of OpenTV Class A ordinary shares. In addition, for purposes of the following presentation, beneficial ownership of shares of Liberty Media Series B common stock, though convertible on a one-for-one basis into shares of Liberty Media Series A common stock, is reported as beneficial ownership of shares of Liberty Media Series B common stock only, and not as beneficial ownership of shares of Liberty Media Series A common stock. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

Amount and Nature
		of Beneficial		Percent	Voting
Name of Beneficial Owner	Title of Class	Ownership		of Class	Power

James J. Ackerman(1)	OpenTV Class A	601,419	(2)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Mark H. Allen	OpenTV Class A	122,363	(3)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—

III-13

		Amount and Nature
		of Beneficial		Percent	Voting
Name of Beneficial Owner	Title of Class	Ownership		of Class	Power

Robert R. Bennett	OpenTV Class A	—		—	—
	OpenTV Cass B	—		—
	Liberty Media Series A	5,807,480	(4),(5),(6)	*	4.3%
	Liberty Media Series B	16,680,253	(5),(6)	12.1%
J. Timothy Bryan	OpenTV Class A	7,500	(7)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
James A. Chiddix	OpenTV Class A	40,000		*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Wesley O. Hoffman	OpenTV Class A	57,936	(8)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Alec Livingstone	OpenTV Class A	73,819	(9)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Jerry Machovina	OpenTV Class A	6,250	(10)	*	*
	OpenTV Class B	—		—	—
	Liberty Media Series A	59,410		*	*
	Liberty Media Series B	—		—
J. David Wargo	OpenTV Class A	34,166	(11)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	163,272	(12)	*	*
	Liberty Media Series B	—		—
Anthony G. Werner	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	430,500	(13)	*	*
	Liberty Media Series B	—		—
Scott Wornow	OpenTV Class A	42,299	(14)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Michael Zeisser	OpenTV Class A	—		—	—
	OpenTV Class B	—		—
	Liberty Media Series A	456,100		*	*
	Liberty Media Series B	—		—
All current directors and executive officers as a group (16 persons)	OpenTV Class A	878,111	(15)	*	*
	OpenTV Class B	—		—
	Liberty Media Series A	6,916,762	(4),(5),(6),	*	4.3%
			(12), (13)
	Liberty Media Series B	16,680,253	(5),(6)	12.1%

*	Indicates less than 1 percent of class of voting power

(1)	Mr. Ackerman resigned as Chief Executive Officer and Director in May 2004.

(2)	Includes beneficial ownership of 450,000 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

III-14

(3)	Includes beneficial ownership of 62,500 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(4)	Includes 29,925 shares of Liberty Media Series A common stock held by the Liberty Media 401(k) Savings Plan.

(5)	Includes beneficial ownership of 2,025,640 shares of Liberty Media Series A common stock and 16,679,853 shares of Liberty Media Series B common stock which may be acquired within 60 days after September 30, 2005, pursuant to stock options. Mr. Bennett has the right to convert the options to purchase shares of Liberty Media Series B common stock into options to purchase shares of Liberty Media Series A common stock.

(6)	Includes 1,246,596 shares of Liberty Media Series A common stock and 400 shares of Liberty Media B common stock owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his wife.

(7)	Includes beneficial ownership of 7,500 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(8)	Includes beneficial ownership of 25,000 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(9)	Includes beneficial ownership of 56,500 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(10)	Includes beneficial ownership of 6,250 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(11)	Includes beneficial ownership of 9,375 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(12)	Includes (i) 8,750 shares of Liberty Media Series A common stock, which may be acquired within 60 days after September 30, 2005, pursuant to stock options and (ii) 152,873 shares of Liberty Media Series A common stock held by accounts managed by Mr. Wargo, as to which shares Mr. Wargo has disclaimed beneficial ownership.

(13)	Includes beneficial ownership of 430,500 shares of Liberty Media Series A common stock, which may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(14)	Includes beneficial ownership of 11,250 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.

(15)	Includes beneficial ownership of 472,355 of our Class A ordinary shares that may be acquired within 60 days after September 30, 2005, pursuant to stock options.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(3) Exhibits
      The following exhibits are filed as part of this report:

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

III-15

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

/s/ Shum Mukherjee

Shum Mukherjee
Executive Vice President and Chief Financial Officer
Dated: October 18, 2005