Form 10-Q
period 2005-09-30
OPENTV CORP
filed 2005-11-07
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-15473
OPENTV CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

275 Sacramento Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2005, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
98,027,041 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,671	$35,660
Short-term marketable debt securities	11,452	1,986
Accounts receivable, net of allowance for doubtful accounts of $518 and $559 at September 30, 2005 and December 31, 2004, respectively	13,265	17,797
Prepaid expenses and other current assets	3,784	3,073

Total current assets	63,172	58,516

Long-term marketable debt securities	8,901	25,374
Property and equipment, net	5,820	6,858
Goodwill	79,935	70,466
Intangible assets, net	28,914	25,108
Other assets	7,338	6,089

Total assets	$194,080	$192,411

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,306	$3,870
Accrued liabilities	17,241	23,916
Accrued restructuring	2,234	1,394
Due to Liberty Media	323	388
Current portion of deferred revenue	12,504	10,520

Total current liabilities	34,608	40,088

Deferred revenue, less current portion	9,063	6,563

Total liabilities	43,671	46,651

Commitments and contingencies (Note 11)

Minority interest	532	585

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 98,103,368 and 91,552,293 shares issued and outstanding, including treasury shares, at September 30, 2005 and December 31, 2004, respectively	2,230,396	2,213,951
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	470,571	470,453
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(4)	(10)
Accumulated other comprehensive income	33	523
Accumulated deficit	(2,587,034)	(2,575,657)

Total shareholders’ equity	149,877	145,175

Total liabilities, minority interest and shareholders’ equity	$194,080	$192,411

*	The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Royalties	$11,487	$9,264	$38,673	$28,882
Services, support and other	3,470	3,026	11,512	11,952
Fees and revenue shares	3,121	3,313	10,061	9,944
License fees and programming	1,400	974	2,935	2,294

Total revenues	19,478	16,577	63,181	53,072
Operating expenses:
Cost of revenues	8,522	8,076	24,821	27,372
NASCAR amendment	—	—	—	(4,600)
Research and development	7,786	7,243	24,629	21,244
Sales and marketing	2,777	3,516	9,358	11,221
General and administrative	3,508	3,696	11,766	13,883
Restructuring and impairment costs	368	(575)	2,545	(1,092)
Amortization of intangible assets	426	711	1,216	3,108

Total operating expenses	23,387	22,667	74,335	71,136

Loss from operations	(3,909)	(6,090)	(11,154)	(18,064)

Interest income	439	201	1,163	611
Other (expense) / income, net	(65)	562	297	536
Minority interest	9	64	53	194

Loss before income taxes	(3,526)	(5,263)	(9,641)	(16,723)
Income tax (expense) / benefit	(525)	500	(1,736)	1,061

Net loss	$(4,051)	$(4,763)	$(11,377)	$(15,662)

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Shares used in per share calculation, basic and diluted	124,751,421	121,830,392	123,530,419	121,084,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows used in operating activities:
Net loss	$(11,377)	$(15,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,008	4,751
Amortization of intangible assets	3,994	6,941
Amortization of share-based compensation	6	22
Non-cash employee compensation	126	1,025
Provision for / (reduction of) doubtful accounts	11	(353)
Non-cash impairment costs	602	—
Minority interest	(53)	(194)
Changes in operating assets and liabilities:
Accounts receivable	4,521	(2,931)
Prepaid expenses and other current assets	(137)	785
Other assets	(1,249)	17
Accounts payable	(1,564)	268
Accrued liabilities	(3,768)	(5,365)
NASCAR amendment	—	(4,600)
Accrued restructuring	840	(6,733)
Due to Liberty Media	(65)	600
Deferred revenue	4,034	(1,459)

Net cash used in operating activities	(1,071)	(22,888)

Cash flows provided from investing activities:
Purchase of property and equipment	(2,140)	(1,485)
Cash used for acquisition of CAM Systems (Note 4)	(4,261)	—
Proceeds from sale of marketable debt securities	36,545	18,415
Purchase of marketable debt securities	(29,533)	(3,377)
Private equity investments	(300)	—

Net cash provided from investing activities	311	13,553

Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	181	2,953

Net cash provided from financing activities	181	2,953

Effect of exchange rate changes on cash and cash equivalents	(410)	(65)

Net decrease in cash and cash equivalents	(989)	(6,447)

Cash and cash equivalents, beginning of period	35,660	47,747

Cash and cash equivalents, end of period	$34,671	$41,300

Non-cash investing and financing activities
Value of bonus shares issued to employees	$3,180	$1,671

Value of shares issued in connection with acquisition of CAM Systems (Note 4)	$13,050	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(4.1)	$(4.8)	$(11.4)	$(15.7)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.2)	(1.0)	(3.3)	(2.6)

Pro-forma net loss	$(5.3)	$(5.8)	$(14.7)	$(18.3)

Net loss per share, basic and diluted:
As reported	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Pro-forma	$(0.04)	$(0.05)	$(0.12)	$(0.15)

     These pro-forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.
     We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Risk-free interest rate	3.89%-4.18%	3.69%-3.74%	3.71%-4.42%	2.65%-3.74%
Average expected life (months)	75	60	75	60
Volatility	100%-102%	111%	100%-104%	111%-115%
Dividend yield	—	—	—	—
     The weighted average fair value of options granted during the three months ended September 30, 2005 and 2004 was $2.87 and $1.98, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $2.76 and $2.45, respectively.
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
     In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and added a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A

Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.
Note 3. Net Loss Per Share
     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of September 30, 2005 and 2004 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Class A ordinary shares issuable upon exercise of stock options	10,351,229	9,163,936	9,978,485	8,712,680
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	744,428	755,428	747,178	759,039

Class B ordinary shares issuable for shares of OpenTV Inc. Class B common stock	7,594,796	7,594,796	7,594,796	7,594,796
     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9.4 million and 9.8 million for the three months ended September 30, 2005 and 2004, respectively, and 9.4 million and 9.7 million for the nine months ended September 30, 2005 and 2004, respectively.
Note 4. Acquisition
     On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. For financial reporting purposes, the purchase price was recorded as approximately $17.6 million, consisting of $4.2 million in cash, 5,221,462 of our Class A ordinary shares with an estimated fair value of $13.1 million, as determined under Emerging Issues Task Force (“EITF”) 97-15 (which reflected the “floor” for the pricing collar in the transaction), and direct transaction expenses of approximately $0.3 million. Of the 5,221,462 Class A ordinary shares issued, 900,252 shares were deposited in an escrow account established for the purpose of securing the payment of indemnification obligations of CAM Systems arising out of our purchase.
   The total purchase price, including expenses, was allocated based upon a third party appraisal as follows (in millions):

Tangible net assets	$0.3
Intangible assets	7.8
Goodwill	9.5

Total	$17.6

     The intangible assets consist of customer contracts and relationships, developed technology and trademarks, and have been assigned estimated useful lives of 5 years, 3 years and 4 years, respectively.
     Under the terms of the purchase agreement, the number of our Class A ordinary shares issued to the sellers may be adjusted based on the “trading value”, which will be an average of our stock price for a trading period of our Class A ordinary shares as of March 7, 2006. If, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the purchase agreement, is less than $2.4993, then we will be obligated to issue a number of additional shares to the sellers equal to the quotient obtained by dividing (A) $13,049,999 (which is the product of 5,221,462 multiplied by $2.4993) by (B) the trading value calculated as of March 7, 2006. In no event, however, will we be required to issue more than 1,491,846 additional Class A ordinary shares to the sellers, irrespective of the trading value of those shares. We may pay any adjustments in shares, cash or a combination, in our discretion. Conversely, if, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the agreement, is greater than $3.3324, then the sellers will be obligated to return to us a number of shares equal to the quotient obtained by dividing (A) $17,399,999 (which is the product of 5,221,462 multiplied by $3.3324) by (B) the trading value calculated as of March 7, 2006. In no event, however, will the sellers be required to return more than 401,651 Class A ordinary shares to us, irrespective of the trading value of those shares.
     No amounts of contingent payments have been reflected in the purchase price shown above. Any adjustments to that purchase price calculation will be reflected in an increase or decrease to additional paid in capital as we either issue additional shares or receive shares from the sellers in accordance with the adjustment mechanisms in the purchase agreement. The shares of stock held by the sellers are not currently “freely tradable,” and are restricted under applicable securities laws. The sellers have been granted registration rights with respect to those shares.
     The acquired businesses provide an integrated traffic and billing software system designed and operated to manage local advertising inventory for cable system operators and a sales management software solution designed to assist in the creation of customer proposals, rate card management, local advertising research and other related customer relationship services for the local advertising market. They also provide an end-to-end managed service that operates as a national interconnect for a cable system operator and manages promotional inventory and certain advanced advertising applications. We currently intend to continue marketing, developing and supporting these products.
Note 5. Goodwill
     During the nine months ended September 30, 2005, $9.5 million of goodwill was recorded as a result of the acquisition of the cable TV advertising inventory management assets of CAM Systems and affiliates. See Note 4.
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
Note 6. Intangible Assets, Net
     The components of intangible assets, excluding goodwill, were as follows (in millions):

		September 30, 2005			December 31, 2004
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(5.5)	$15.2	$16.8
Developed technologies	3-5	11.3	(3.7)	7.6	4.6
Contracts and relationships	2-5	9.8	(4.1)	5.7	3.6
Trademarks	4	0.3	—	0.3	—
Purchased technologies	5	0.4	(0.3)	0.1	0.1

		$42.5	$(13.6)	$28.9	$25.1

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets (including $1.0 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and $2.8 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively, that were reported in cost of revenues) was $1.4 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively and $4.0 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively. The future annual amortization expense is expected to be as follows (in millions):

Year ending December 31,	Amortization Expense
2005 (Remaining three months)	$1.7
2006	7.0
2007	6.0
2008	3.5
2009	2.0
Thereafter	8.7

$28.9

Note 7. NASCAR Amendment
     During the nine months ended September 30, 2004, we renegotiated an existing contract that our subsidiary, ACTV, has with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to its acquisition by us. This item has been shown as a separate line item in our consolidated statement of operations for the nine months ended September 30, 2004.
Note 8. Restructuring and Impairment Costs
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
     During the three months ended March 31, 2005, we recorded a restructuring and impairment provision of $0.5 million, in consideration of the final settlement of our outstanding liabilities relating to our Lexington, Massachusetts facility. This provision consisted of $0.2 million additional restructuring charges to terminate and buy-out the lease, and an impairment of $0.3 million in respect of certain equipment transferred as part of the settlement arrangement. That $0.5 million amount was in addition to the $1.3 million restructuring and impairment provision remaining from our initial provision for this matter of $2.0 million that we recorded during the third quarter of 2002. In the first quarter of 2005, we paid $0.3 million on the Lexington facility, and in April 2005, we paid out the remaining $1.2 million.

     For the three months ended June 30, 2005, we recorded a restructuring provision of $1.7 million relating to a reduction of excess office space in New York City, net of estimated sub-lease income and existing reserves. This lease was acquired through our acquisition of ACTV in 2003. At the time of acquisition, we recorded a reserve for the estimated fair value of this lease. As of the cease-use date, we had a remaining reserve of $0.5 million, which was reclassified to our restructuring reserve. For the three months ended September 30, 2005, we paid $0.3 million in connection with this facility.
     For the three months ended September 30, 2005, we recorded a restructuring provision of $0.4 million related to the termination of seven employees in our United States and Switzerland operations, and we paid $0.1 million in respect of those severance arrangements.
     The following sets forth the restructuring activity during the nine months ended September 30, 2005 (in millions):

	Employee
	Severance
	And	Excess	Asset
	Benefits	Facilities	Impairments	Total

Balance, December 31, 2004	$—	$1.4	$—	$1.4
Provision	—	0.2	0.3	0.5
Cash payments	—	(0.4)	—	(0.4)
Non-cash charges	—	—	(0.3)	(0.3)

Balance, March 31, 2005	$—	$1.2	$—	$1.2
Provision	—	1.7	—	1.7
Cash payments	—	(1.2)	—	(1.2)
Transfer from accrued liabilities	—	0.5	—	0.5

Balance, June 30, 2005	$—	$2.2	$—	$2.2
Provision	0.4	—	—	0.4
Cash payments	(0.1)	(0.3)	—	(0.4)

Balance, September 30, 2005	$0.3	$1.9	$—	$2.2

     The outstanding accrual for excess facilities relates to operating lease obligations which expire in 2016.
Note 9. Employee Bonus
     During the three months ended March 31, 2005, we issued 1,162,180 of our Class A ordinary shares with an aggregate value of $3.2 million (based on the closing market price for our stock on the date of each grant) to employees in the United States and the United Kingdom pursuant to our 2004 bonus plan and also made certain cash bonus payments to employees in other foreign jurisdictions.
Note 10. Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(4.1)	$(4.8)	$(11.4)	$(15.7)
Other comprehensive loss:
Foreign currency translation (losses) / gains	(0.2)	0.2	(0.5)	—
Unrealized gains / (losses) on investments, net of income taxes	—	0.1	—	(0.1)

Comprehensive loss	$(4.3)	$(4.5)	$(11.9)	$(15.8)

Note 11. Commitments and Contingencies
Operating Leases
     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between December 2005 and April 2012. Total rent expense was $1.1 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and $3.4 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively. There was no sublease income.
   Future minimum payments under non-cancelable operating leases as of September 30, 2005 were as follows (in millions):

Year ending December 31,	Minimum Commitments

2005 (remaining three months)	$1.0
2006	4.0
2007	3.6
2008	3.5
2009	3.4
Thereafter	0.5

$16.0

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
Other Commitments
     In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of September 30, 2005 were $1.0 million for the remaining three months of 2005 and $2.0 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of September 30, 2005, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.
     On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. If, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the agreement, is less than $2.4993, then we will be obligated to issue a number of additional shares to the sellers equal to the quotient obtained by dividing (A) $13,049,999 (which is the product of 5,221,462 multiplied by $2.4993) by (B) the trading value calculated as of March 7, 2006. In no event, however, will we be required to issue more than 1,491,846 additional Class A ordinary shares to the sellers, irrespective of the trading value of those shares. We can pay any adjustments in shares, cash or a combination, in our discretion. Conversely, if, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the agreement, is greater than $3.3324, then, the sellers will be obligated to return to us a number of shares equal to the quotient obtained by dividing (A) $17,399,999 (which is the product of 5,221,462 multiplied by $3.3324) by (B) the trading value calculated as of March 7, 2006. In no event, however, will the sellers be required to return more than 401,651 Class A ordinary shares to us, irrespective of the trading value of those shares.
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
     On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed. Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11, 2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least November 30, 2005, to allow for settlement discussions.
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
     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the shareholder class is set for April 24, 2006. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On

November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain legal reasonable expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the District Court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. On August 19, 2005, the Court of Appeals overturned the District Court’s grant of summary judgment and remanded the case back to the District Court. On September 2, 2005, defendants petitioned the Court for a rehearing and rehearing en banc; that petition remains pending as of the date of this Quarterly Report on Form 10-Q. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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

Note 12. Related Party Transactions
     As of September 30, 2005, Liberty Media’s total ownership represented approximately 30.6% of the economic interest and approximately 77.6% of the voting power of our ordinary shares on an undiluted basis.
     Since January 2004, we have participated in the Liberty Media medical insurance program for employees in the United States at a cost of $0.4 and $0.1 million for the three months ended September 30, 2005 and 2004 and $1.2 and $0.7 million for the nine months ended September 30, 2005 and 2004. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
Note 13. Segment Information
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
     Summarized information by segment was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Middleware and Integrated Technologies	$15.4	$13.1	$50.7	$42.6
Applications	3.2	3.0	9.4	9.2
BettingCorp	0.9	0.5	3.1	1.3

Total Revenue	19.5	16.6	63.2	53.1

Contribution Margin:
Middleware and Integrated Technologies	5.4	5.0	21.4	17.6
Applications	(1.1)	(1.5)	(3.9)	(4.4)
BettingCorp	(1.2)	(1.1)	(3.5)	(3.3)

Total Contribution Margin	3.1	2.4	14.0	9.9

Unallocated corporate overhead	(4.4)	(6.0)	(15.6)	(21.9)

Adjusted EBITDA before unusual items	(1.3)	(3.6)	(1.6)	(12.0)

Contract amendment	—	—	—	4.6

Restructuring and impairment costs	(0.4)	0.6	(2.6)	1.1

Adjusted EBITDA	(1.7)	(3.0)	(4.2)	(6.3)

Depreciation and amortization	(0.8)	(1.5)	(3.0)	(4.8)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Amortization of intangible assets	(1.4)	(1.6)	(4.0)	(6.9)
Interest income	0.4	0.2	1.1	0.6
Other income / (expense)	(0.1)	0.6	0.3	0.5
Minority interest	—	—	0.1	0.2

Loss before income taxes	(3.6)	(5.3)	(9.7)	(16.7)
Income tax (expense) / benefit	(0.5)	0.5	(1.7)	1.0

Net loss	$(4.1)	$(4.8)	$(11.4)	$(15.7)

     Our revenues by geographic area, based on the location of customers, were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Europe, Africa and Middle East
United Kingdom	$4.8	23%	$5.7	34%	$16.2	26%	$15.0	28%
Italy	1.2	7%	2.4	15%	8.4	13%	8.2	16%
Other Countries	4.0	21%	2.3	14%	9.8	16%	7.9	15%

Subtotal	10.0	51%	10.4	63%	34.4	55%	31.1	59%

Americas
United States	5.7	29%	2.5	15%	17.2	27%	12.2	23%
Other Countries	1.3	7%	0.8	5%	3.0	4%	2.4	4%

Subtotal	7.0	36%	3.3	20%	20.2	31%	14.6	27%

Asia Pacific	2.5	13%	2.9	17%	8.6	14%	7.4	14%

	$19.5	100%	$16.6	100%	$63.2	100%	$53.1	100%

     Three customers accounted for the following percentages of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

EchoStar	18%	8%	17%	13%
Sky Italia	6%	14%	13%	15%
Pace	6%	10%	5%	9%
     British Sky Broadcasting, or BskyB, directly and indirectly accounted for 18% and 28% of total revenues for the quarters ended September 30, 2005 and 2004, respectively, and 19% and 17% of the total revenues for the nine months ended September 30, 2005 and 2004, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BskyB and by customers transacting on our services on BskyB channels.
     Three customers accounted for 15%, 14% and 13% of net accounts receivable as of September 30, 2005.

     Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Capital expenditures, net:
United States	$0.3	$0.2	$1.1	$1.1
Other countries	0.3	0.1	1.0	0.4

	$0.6	$0.3	$2.1	$1.5

	September 30,	December 31,
	2005	2004
Long-lived assets:
United States	$10.4	$10.3
Other countries	2.7	2.6

	$13.1	$12.9

(*)	Long-lived assets include property and equipment, and other assets.

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
     We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or from cable, satellite and terrestrial operators, which we refer to as “network operators,” once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications. In addition, we also receive ongoing licensing fees for various other software products that we sell.
     As of September 30, 2005, Liberty Media Corporation’s total ownership represented approximately 30.6% of the economic interest and 77.6% of the voting interest of our ordinary shares on an undiluted basis.
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
Revenue Recognition
     We recognize revenue in accordance with current generally accepted accounting principles, or GAAP, that have been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.
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
     In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and added a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. Management is currently evaluating what impact the adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.
Three Months and Nine Months Ended September 30, 2005 and 2004
Revenues
     Revenues for the three months ended September 30, 2005 were $19.5 million, an increase of $2.9 million, or 17%, from $16.6 million for the same period in 2004. Revenues for the nine months ended September 30, 2005 were $63.2 million, an increase of $10.1 million, or 19%, from $53.1 million for the same period in 2004. Revenues by line item were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Royalties	$11.5	59%	$9.3	56%	$38.7	61%	$28.9	55%
Services, support and other	3.5	18%	3.0	18%	11.5	18%	11.9	22%
Fees and revenue shares	3.1	16%	3.3	20%	10.1	16%	10.0	19%
License fees and programming	1.4	7%	1.0	6%	2.9	5%	2.3	4%

Total Revenues	$19.5	100%	$16.6	100%	$63.2	100%	$53.1	100%

     Royalties. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software provided all the criteria of SOP 97-2 have been met.
     Royalties for the three months ended September 30, 2005 were $11.5 million, an increase of $2.2 million, or 24%, from $9.3 million for the same period in 2004. Royalties in the United States increased by $3.0 million, which was partially offset by a decrease of $0.8 million in royalties from Europe, Middle East and Africa. The increase from 2004 resulted principally from timing differences related to EchoStar royalty reports, which caused $1.6 million of revenue to shift from our third quarter of 2004 to our fourth quarter of 2004, and increased amortization of $0.5 million. Our EchoStar royalty revenues are amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive unspecified future applications when they are made available. Royalty reductions in Europe, Middle East and Africa were caused principally by $1.3 million of volume discounts realized by Sky Italia, which were only partially offset by $0.5 million realized from increased shipments to other manufacturers. Our royalties for the third quarter of 2005 in Asia Pacific were consistent with the same period in 2004.
     Royalties for the nine months ended September 30, 2005 were $38.7 million, an increase of $9.8 million, or 34%, from $28.9 million for the same period in 2004. Royalties in the United States increased by $5.5 million, with $4.1 million of that increase resulting from an increase in the amortization of deferred revenues from EchoStar and from the timing difference described in the preceding paragraph. The remaining portion of the increase resulted from an increase of $1.4 million in shipments by other North American manufacturers. Royalties in Europe, Middle East and Africa increased by $2.6 million, with $1.1 million of that increase resulting from increased shipments to BSkyB and the remainder from shipments to other network operators. Royalties in Asia Pacific accounted for an increase of $1.7 million. Royalties from our integrated browser, which is included in certain digital TV sets manufactured in Japan, accounted for $0.6 million of the increase in royalties, and an increase in other shipments in Asia Pacific accounted for the remaining increase of $1.1 million.
     EchoStar accounted for $10.0 million, or 26%, of royalties for the nine months ended September 30, 2005 and Sky Italia accounted for $7.5 million, or 19% of royalties for the nine months ended September 30, 2005. Four of our customers who ship set-top boxes to BSkyB accounted for $6.2 million, or 16%, of royalties for the nine months ended September 30, 2005.
     In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result of those types of arrangements, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could limit the growth of our royalties in the future. Based on deployment trends through the first nine months of 2005, the average pricing for our middleware has declined for certain customers, including Sky Italia which realized the volume discounts referred to above.
     Services, Support and Other. Services, support and other revenue consist primarily of professional services, support and training for set-top box manufacturers, network operators and system integrators. For the three months ended September 30, 2005, revenues in this category were $3.5 million, an increase of $0.5 million, or 17%, from $3.0 million for the same period in 2004. This increase resulted from higher maintenance and support fees from customers that had not previously made timely payments.
     For the nine months ended September 30, 2005, revenues in this category were $11.5 million, a decrease of $0.4 million, or 3%, from $11.9 million for the same period in 2004. This decrease resulted from lower maintenance and support fees from customers.
     Fees and Revenue Shares. Fees and revenue shares consist of PlayJam games channel fees, interactive advertising fees, net betting and gaming revenues, and revenue shares received for advertising and other interactive services.
     For the three months ended September 30, 2005, revenues in this category were $3.1 million, a decrease of $0.2 million, or 6%, from $3.3 million for the same period in 2004. We experienced a decrease of $0.6 million in PlayJam games channel fees, which was only partly offset by an increase of $0.4 million in net betting and gaming revenues derived from BettingCorp.
     For the nine months ended September 30, 2005, revenues in this category were $10.1 million, an increase of $0.1 million, or 1%, from $10.0 million for the same period in 2004. While our net betting and gaming fees increased by $1.4 million and our revenue shares increased by $0.3 million during those nine months, that aggregate increase was offset by a decrease of $1.6 million in PlayJam fees over the same period.
     License Fees and Programming. We derive license fees from the licensing of products such as OpenTV Streamer and OpenTV Software Developers Kit. We also realize programming fees from our NASCAR relationship and from other programmers. For the three months ended September 30, 2005, revenues in this category were $1.4 million, an increase of $0.4 million, or 40%, from $1.0 million for the same period in 2004. For the nine months ended September 30, 2005, revenues in this category were $2.9 million, an increase of $0.6 million, or 26%, from $2.3 million for the same period in 2004. We did not recognize any programming fees for NASCAR in 2004. As described below, we renegotiated the agreement in 2004 and as a result, recognized $0.6 million and $1.4 million for the three and nine months ended September 30, 2005, respectively. A decline in other one-time license fees accounted for a decrease of $0.2 million and $0.8 million for the three and nine months ended September 30, 2005, respectively. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter.
Operating Expenses
     Total operating expenses for the three months ended September 30, 2005 were $23.4 million, an increase of $0.7 million, or 3%, from $22.7 million for the same period in 2004. Total operating expenses for the nine months ended September 30, 2005 were $74.3 million, an increase of $3.2 million, or 5%, from $71.1 million for the same period in 2004.

     Operating expenses by line item were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		% of		% of		% of		% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Cost of revenues	$8.5	44%	$8.1	49%	$24.8	39%	$27.4	52%
NASCAR amendment	—	—	—	—	—	—	(4.6)	(9%)
Research and development	7.8	40%	7.3	44%	24.6	39%	21.2	40%
Sales and marketing	2.8	14%	3.5	21%	9.4	15%	11.2	21%
General and administrative	3.5	18%	3.7	22%	11.8	19%	13.9	26%
Restructuring and impairment costs	0.4	2%	(0.6)	(3%)	2.5	4%	(1.1)	(2%)
Amortization of intangible assets	0.4	2%	0.7	4%	1.2	2%	3.1	6%

Total Operating Expenses	$23.4	120%	$22.7	137%	$74.3	118%	$71.1	134%

     Cost of Revenues. Cost of revenues consist primarily of compensation-related expenses and related overhead costs associated with professional services engagements and maintenance and support, network infrastructure and bandwidth costs of our interactive games and betting channels, and amortization of developed technology and patents.
     Cost of revenues for the three months ended September 30, 2005 were $8.5 million, an increase of $0.4 million, or 5%, from $8.1 million for the same period in 2004. As a percentage of revenues, cost of revenues were 44% in the three months ended September 30, 2005 compared with 49% for the same period in 2004. While cost of revenues declined as a percentage of our revenues, the slight increase in actual cost of revenues resulted principally from additional third party consulting and subcontracting costs that we incurred to meet additional commitments in Europe.
     Cost of revenues for the nine months ended September 30, 2005 were $24.8 million, a decrease of $2.6 million, or 9%, from $27.4 million for the same period in 2004. As a percentage of revenues, cost of revenues declined to 39% in the first nine months of 2005 compared with 52% for the same period in 2004. The decrease in cost of revenues was principally due to a reduction in amortization as a result of fully amortized developed technology and depreciation of $1.9 million, and a reduction in other headcount related expenses.
     NASCAR Amendment. During the second quarter of 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to our acquisition of ACTV. This item has been shown as a separate line item in our consolidated statement of operations for the nine months ended September 30, 2004. No revenue or expenses were recorded prior to the renegotiation in 2004 as a result of the overall estimated losses expected under the assumed relationship.
     Research and Development. Research and development expenses consist primarily of compensation-related expenses and related overhead costs incurred for both new product development and enhancements to our range of software and application products.
     Research and development expenses for the three months ended September 30, 2005 were $7.8 million, an increase of $0.5 million, or 7%, from $7.3 million for the same period in 2004. As a percentage of revenues, research and development expenses were 40% for the three months ended September 30, 2005 compared with 44% for the same period in 2004. The increase in research and development expenses was principally due to an increase in compensation and other expenses related to headcount.
     Research and development expenses for the nine months ended September 30, 2005 were $24.6 million, an increase of $3.4 million, or 16%, from $21.2 million for the same period in 2004. As a percentage of revenues, research and development expenses were 39% for the first nine months of 2005 compared with 40% for the same period in 2004. The increase in research and development expenses was principally due to an increase in compensation and other expenses related to headcount.
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
     Sales and marketing expenses for the three months ended September 30, 2005 were $2.8 million, a decrease of $0.7 million, or 20%, from $3.5 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 14% for the three months ended September 30, 2005 compared with 21% for the same period in 2004. That decrease was principally due to a reduction of personnel and a reduction in other expenses related to headcount.
     Sales and marketing expenses for the nine months ended September 30, 2005 were $9.4 million, a decrease of $1.8 million, or 16%, from $11.2 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 15% for the first nine months of 2005 compared with 21% for the same period in 2004. That decrease was principally due to a reduction of personnel and a reduction in other expenses related to headcount.
     General and Administrative. General and administrative expenses consist primarily of compensation-related expenses and related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
     General and administrative expenses for the three months ended September 30, 2005 were $3.5 million, a decrease of $0.2 million, or 5%, from $3.7 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 18% for the three months ended September 30, 2005 compared with 22% for the same period in 2004. Reduced legal fees associated primarily with litigation matters accounted for a decrease of $0.6 million, which was offset by an increase in other expenses of $0.4 million.
     General and administrative expenses for the nine months ended September 30, 2005 were $11.8 million, a decrease of $2.1 million, or 15%, from $13.9 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 19% for the first nine months of 2005 compared with 26% for the same period in 2004. Reduced legal fees associated primarily with litigation matters accounted for a decrease of $4.0 million. That decrease, however, was offset partially by an increase of $0.7 million in professional fees for work related to our audit and Sarbanes-Oxley compliance efforts and an increase of $1.2 million associated with increased personnel costs and related overhead.
     Restructuring and Impairment Costs. For the three months ended September 30, 2005, we recorded a restructuring provision of $0.4 million for a workforce reduction in the United States and Switzerland. For the three months ended September 30, 2004, we reversed certain accruals we had taken in 2002 with respect to anticipated lease costs that resulted in a reduction of those accruals by $0.6 million in that quarter.
     During the nine months ended September 30, 2005, we recorded restructuring costs of $2.5 million, which include a second quarter restructuring provision of $1.7 million for excess office space in New York and a first quarter restructuring and impairment provision of $0.4 million related to the closure of our Lexington, Massachusetts facility. For the nine months ended September 30, 2004, restructuring credits of $1.1 million included a net credit of $0.5 million, resulting from a $0.9 million reversal of prior over-accruals offset, in part, by a restructuring provision of $0.4 million for a workforce reduction in Europe.

     Amortization of Intangible Assets. For the three months ended September 30, 2005, amortization of intangible assets was $0.4 million, a decrease of $0.3 million, or 43%, from $0.7 million for the same period in 2004. For the nine months ended September 30, 2005, amortization of intangible assets was $1.2 million, a decrease of $1.9 million, or 61%, from $3.1 million for the same period in 2004. The decrease over the three and nine month periods in 2005 resulted from certain intangible assets having been fully amortized in 2004.
Interest Income, Other Income (Expense) and Minority Interest
     As a result of increased interest rates, interest income for the three months ended September 30, 2005 was $0.4 million compared with $0.2 million for the same period in 2004. Interest income for the nine months ended September 30, 2005 was $1.1 million compared with $0.6 million for the same period in 2004.
     For the three months ended September 30, 2005, other expense was $0.1 million, a decrease of $0.7 million from net income of $0.6 million for the same period in 2004 Other income in the three month ended September 30, 2004 included $0.6 million from the settlement of certain litigation. For the nine months ended September 30, 2005, other income was $0.3 million, a decrease of $0.2 million from $0.5 million for the same period in 2004 which had included $0.6 million from the settlement of certain litigation. The income in 2005 was principally due to a contract amendment executed in June 2005 with Sun Microsystems for Java licenses used in our products; that amendment reduced our payment obligation to Sun to an amount that was $0.5 million less than the amount we had previously accrued for the agreement. The gain from that transaction was offset by other expenses incurred over the nine month period.
Income Taxes
     The provision for income taxes was $0.5 million and $1.7 million for the three months and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2004, we recorded an income tax benefit of $0.5 million primarily due to a tax refund in the United Kingdom and the reversal of a previously recorded tax liability following the expiration of an applicable statute of limitations. For the nine months ended September 30, 2004, we recorded an income tax benefit of $1.0 million primarily due to tax refunds in the United Kingdom, a favorable settlement of a tax audit in France, and the reversal of a previously recorded tax liability following the expiration of an applicable statute of limitations.
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
     Revenues by segment were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Middleware and Integrated Technologies Segment
Royalties	$11.5	75%	$9.3	71%	$38.7	76%	$28.9	68%
Services, support and other	3.2	21%	2.9	22%	10.6	21%	11.6	27%
License fees and programming	0.7	4%	0.9	7%	1.4	3%	2.1	5%

Subtotal	15.4	100%	13.1	100%	50.7	100%	42.6	100%

Applications Segment
Services, support and other	0.3	9%	0.1	3%	0.5	5%	0.3	3%
Fees and revenue shares	2.2	69%	2.8	94%	7.4	79%	8.7	95%
License fees and programming	0.7	22%	0.1	3%	1.5	16%	0.2	2%

Subtotal	3.2	100%	3.0	100%	9.4	100%	9.2	100%

Betting Corp Segment
Services, support and other	—	—	—	—	0.4	13%	—	—
Fees and revenue shares	0.9	100%	0.5	100%	2.7	87%	1.3	100%

Subtotal	0.9	100%	0.5	100%	3.1	100%	1.3	100%

TOTAL	$19.5		$16.6		$63.2		$53.1

     Revenues from the Middleware and Integrated Technologies Segment for the three months ended September 30, 2005 were $15.4 million, an increase of $2.3 million, or 18%, from $13.1 million for the same period in 2004. The two major components of revenues are royalties and services, support and other. Royalties from set-top boxes and other products that incorporate our software accounted for 75% of segment revenues in the three months ended September 30, 2005, an increase from 71% in the same period of 2004. Services, support and other accounted for 21% of segment revenues in the three months ended September 30, 2005, a decrease from 22% in the same period of 2004.
     Revenues from the Middleware and Integrated Technologies Segment for the nine months ended September 30, 2005 were $50.7 million, an increase of $8.1 million, or 19%, from $42.6 million for the same period in 2004. Royalties from set-top boxes and other products that incorporate our software accounted for 76% of segment revenues in the nine months ended September 30, 2005, an increase from 68% in the same period of 2004. Services, support and other accounted for 21% of segment revenues in the nine months ended September 30, 2005, a decrease from 27% in the same period of 2004 primarily due to an overall decline in maintenance and support fees.
     Revenues from the Applications Segment for the three months ended September 30, 2005 were $3.2 million, an increase of $0.2 million, or 7%, from $3.0 million for the same period in 2004. A decrease of $0.6 million in fees from the PlayJam gaming channel during the period was offset by an increase of $0.6 million in programming fees from our NASCAR relationship and by $0.2 million of other services and support revenues. Revenues from the Applications Segment for the nine months ended September 30, 2005 were $9.4 million, an increase of $0.2 million, or 2%, from $9.2 million for the same period in 2004. Although we experienced a decrease of $1.6 million in fees from our PlayJam gaming channel, we also experienced a net increase of $1.8 million, principally as a result of increased programming fees from our NASCAR relationship.
     Revenues from the BettingCorp Segment for the three months ended September 30, 2005 were $0.9 million, an increase of $0.4 million, or 80%, from $0.5 million for the same period in 2004 due to higher service usage. Revenues from the BettingCorp Segment for the nine months ended September 30, 2005 were $3.1 million, an increase of $1.8 million, or 138%, from $1.3 million for the same period in 2004 due to higher service usage.
     Contribution margin by segment was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contribution Margin:
Middleware and Integrated Technologies	$5.4	$5.0	$21.4	$17.6
Applications	(1.1)	(1.5)	(3.9)	(4.4)
BettingCorp	(1.2)	(1.1)	(3.5)	(3.3)

Total Contribution Margin	3.1	2.4	14.0	9.9

Unallocated corporate overhead	(4.4)	(6.0)	(15.6)	(21.9)

Adjusted EBITDA before unusual items	(1.3)	(3.6)	(1.6)	(12.0)

Contract amendment	—	—	—	4.6
Restructuring and impairment costs	(0.4)	0.6	(2.6)	1.1

Adjusted EBITDA	(1.7)	(3.0)	(4.2)	(6.3)

Depreciation and amortization	(0.8)	(1.5)	(3.0)	(4.8)
Amortization of intangible assets	(1.4)	(1.6)	(4.0)	(6.9)
Interest income	0.4	0.2	1.1	0.6
Other (expense) / income	(0.1)	0.6	0.3	0.5
Minority interest	—	—	0.1	0.2

Loss before income taxes	(3.6)	(5.3)	(9.7)	(16.7)
Income tax (expense) / benefit	(0.5)	0.5	(1.7)	1.0

Net loss	$(4.1)	$(4.8)	$(11.4)	$(15.7)

     Contribution margin for the Middleware and Integrated Technologies Segment for the first nine months of 2005 increased compared with the prior year period primarily due to increased revenue. Contribution margins in the Applications and BettingCorp Segments were not materially different in the comparative nine month periods.

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
     As of September 30, 2005, $16.0 million, or 74%, of our deferred revenue was deferred as a result of the arrangements described in the preceding paragraph. These deferred amounts as of September 30, 2005 do not reflect any additional future middleware deployments or additional license sales. The remaining $5.6 million, or 26%, of our deferred revenue was principally attributable to other maintenance and support and professional services arrangements.
     Based on current estimates of final delivery of all specified products, we expect the following recognition of this $16.0 million of unearned revenue at September 30, 2005:

Expected Recognition of Unearned
Revenue
Year Ending December 31,	(in millions)

2005 (Remaining three months)	$1.7
2006	6.5
2007 and thereafter	7.8

$16.0

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

     As of September 30, 2005, we had cash and cash equivalents of $34.7 million, which was a decrease of $1.0 million from the balance at December 31, 2004. The decrease resulted principally from cash used in operations. Taking into account short-term and long-term marketable debt securities of $20.3 million, our cash, cash equivalents and marketable debt securities were $55.0 million as of September 30, 2005, compared with $63.0 million as of December 31, 2004. The decrease was principally as a result of the sale of marketable debt securities for use in our acquisition of CAM Systems and capital expenditures. The mix of cash and short-term and longer-term securities may change in the future as we make decisions regarding the composition of our investment portfolio. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.
     Cash used in operating activities was $1.1 million for the nine months ended September 30, 2005, primarily due to net operating losses which were offset by an increase in deferred revenue and by cash collections. Cash used in operating activities was $22.9 million for nine months ended September 30, 2004.
     Cash provided from investing activities was $0.3 million for the nine months ended September 30, 2005. Proceeds from the sale of marketable debt securities were partially offset by payments of $4.2 million in connection with our acquisition of the cable TV advertising assets of CAM Systems and $2.1 million for the purchase of property and equipment. For nine months ended September 30, 2004, cash provided from investing activities was $13.6 million, primarily due to the net sale of marketable debt securities.
     Cash provided from financing activities was not significant for the nine months ended September 30, 2005, compared with $3.0 million for nine months ended September 30, 2004. The amount for 2004 represented proceeds from issuance of ordinary shares.
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
Commitments and Contractual Obligations
     Information as of September 30, 2005 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Payments due by period
		Due in			Due in
		remainder of	Due in	Due in	2010 or
	Total	2005	2006-2007	2008-2009	after
Operating lease obligations	$16.0	$1.0	$7.6	$6.9	$0.5
Minimum purchase obligations	3.0	1.0	2.0	—	—

Total contractual obligations	$19.0	$2.0	$9.6	$6.9	$0.5

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
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Minimum commitments under these arrangements as of September 30, 2005 were $1.0 million for the remaining three months of 2005 and $2.0 million for the year ending December 31, 2006. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

     As of September 30, 2005, we had two standby letters of credit aggregating approximately $2.0 million that were issued to landlords at two of our leased properties.
     On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. If, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the agreement, is less than $2.4993, then we will be obligated to issue a number of additional shares to the sellers equal to the quotient obtained by dividing (A) $13,049,999 (which is the product of 5,221,462 multiplied by $2.4993) by (B) the trading value calculated as of March 7, 2006. In no event, however, will we be required to issue more than 1,491,846 additional Class A ordinary shares to the sellers, irrespective of the trading value of those shares. We can pay any adjustments in shares, cash or a combination, in our discretion. Conversely, if, as of March 7, 2006, the trading value of our Class A ordinary shares, determined in accordance with the terms of the agreement, is greater than $3.3324, then, the sellers will be obligated to return to us a number of shares equal to the quotient obtained by dividing (A) $17,399,999 (which is the product of 5,221,462 multiplied by $3.3324) by (B) the trading value calculated as of March 7, 2006. In no event, however, will the sellers be required to return more than 401,651 Class A ordinary shares to us, irrespective of the trading value of those shares.
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
     As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid.
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
     In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could slow the growth of our royalty payments in the future. Based on deployment trends through the first nine months of 2005, the average pricing for our middleware has declined for certain customers. That trend, and other volume discounts we may provide in the future, could limit the overall growth rate of our royalty revenues.
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
     The News Corporation currently controls NDS Group plc and Gemstar-TV Guide International, Inc., each of which competes with us in certain respects. The News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia and FOXTEL. For the year ended December 31, 2004, BSkyB, Sky Italia and FOXTEL, accounted, in the aggregate, for 38% of our revenues. While we believe that our relationships with each of these customers are good, and we have multi-year contracts with each, the long-term implications of The News Corporation owning technology companies that directly compete with us in certain respects is difficult to assess. We may be at a disadvantage in selling certain of our products, technologies or services to The News Corporation affiliates over the long-term when in direct competition with other companies in which The News Corporation maintains a significant ownership interest.
     We concluded that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2004. As of September 30, 2005, we continued our earlier efforts to remediate weaknesses in our internal control and expect to continue those efforts through the remainder of the year. If we do not properly address those identified weaknesses by the end of this year, the reliability of our financial statements for the year could be implicated and, ultimately, our financial results and our stock price could suffer.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting and their disclosure controls. To comply with this new statute, our management assessed our internal control over financial reporting and our disclosure controls. We identified certain weaknesses in our internal control over financial reporting as of December 31, 2004 that we have discussed in a separate report included as part of our Annual Report. Those weaknesses related to a lack of segregation of certain duties within our financial group and certain inadequacies in the controls associated with our financial review and closing process. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2004. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2004, were not effective. We have implemented additional controls and procedures throughout the year with the intention of remedying those weaknesses. We continue to assess the adequacy and effectiveness of those remediation efforts, although we cannot be certain that they will be complete before year-end or that other weaknesses will not arise as we conduct our review for this calendar year.
     Our remediation efforts have required significant managerial time and attention, and we have incurred substantial costs in undertaking those efforts. If our efforts to remedy the weaknesses we identified are ultimately not successful, the reliability of our financial statements could be impaired, which could adversely affect our stock price and could also affect our company in other adverse ways. In addition, the ongoing costs associated with implementing such additional controls and procedures, and otherwise complying with the requirements of Sarbanes-Oxley, are not immaterial, and while we would expect those costs to decline over the next several years, they do impose greater financial burdens on medium sized companies such as ours than were originally anticipated.
     We may be unable in the future to raise additional capital required to support our operating activities.

     We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the future significant expenses, many of which result from non-cancelable operating commitments. As of September 30, 2005, we had $55.0 million of cash, cash equivalents and marketable debt securities. We used approximately $1.1 million in cash from operating activities during the nine months ended September 30, 2005 and used $22.9 million in cash for operating activities during the nine months ended September 30, 2004. We may need to raise additional capital in the future if our revenue growth does not meet our expectations or we are unable to reduce substantially the amount of cash used in our operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so.
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
     We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources than we do, such as Microsoft Corporation and NDS Group plc, which is controlled by The News Corporation. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, has acquired the North American assets of Liberate Technologies, which includes its middleware business. SeaChange International has acquired substantially all of the assets of Liberate Technologies’ business outside of North America. In addition to our PlayJam and PlayMonteCarlo applications, BSkyB also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.
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
     We review our operations on an ongoing basis with a view towards improving our business performance. We may, from time to time, initiate efforts to consolidate our operations, close and relocate various offices around the world and divest non-strategic assets. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our old strategies and processes. This may adversely affect our business, results of operations and future prospects.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of this standard are effective for fiscal years beginning after June 15, 2005, which means that they will apply to us in 2006. The adoption of those provisions, which have been previously disclosed on a pro forma basis in our financial footnotes, is likely to have a significant effect on our consolidated statement of operations.
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
     Liberty Media Corporation beneficially owns our Class A and Class B ordinary shares representing approximately 30.6% of the economic interest and 77.6% of the voting power of our ordinary shares outstanding as of September 30, 2005. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.
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
     Certain provisions of our memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which are beneficially owned by Liberty Media as of September 30, 2005, as well as other provisions of our memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.
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
     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2005 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of September 30,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
Issuer	2005	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$20,353	$20,562	$20,114	$20,771	$19,935
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
     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts or options in hedging foreign currency exposures during the first nine months of 2005. There were no foreign exchange forward contracts or other procedures implemented to hedge foreign currency exposures outstanding as of September 30, 2005. We expect over time, however, that a more significant number of our European customers will seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues will be paid to us in 2005 in the form of Euros, we do not believe that such payments will require a material change in our existing hedging policies.
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
     Based on these findings, management has performed remediation efforts throughout the year with respect to each of the material weaknesses referred to above. We continue to assess the adequacy and effectiveness of those remediation efforts.
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
     In the first quarter of 2005, management also began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. On May 31, 2005, the company announced that it had appointed Shum Mukherjee as its new Chief Financial Officer. The Company also added additional resources in the third quarter, including a Director of Tax and Treasury and an Accounting Manager.
     Management continues to evaluate the adequacy of these controls and expects to be able to report its conclusions with respect to these efforts in its annual report for 2005.
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
     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2004 that we had not fully remediated as of September 30, 2005. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of September 30, 2005, were, therefore, not effective.
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
     On January 10, 2005, after Liberate’s previous bankruptcy filing had been dismissed. Liberate announced the signing of a definitive agreement to sell substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. On February 11,

2005, the United States District Court for the Northern District of California issued an order staying the patent litigation until further notice. Liberate completed its sale to Double C Technologies on April 7, 2005 and indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. The parties recently requested that the Court continue the stay until at least November 30, 2005, to allow for settlement discussions.
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
     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the shareholder class is set for April 24, 2006. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, Broadcast Innovation filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain legal reasonable expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. On August 5, 2004, BI filed a motion for reconsideration in the case. On September 17, 2004, the District Court entered its summary judgment order based on the invalidity of the patent in suit. On December 16, 2004, Broadcast Innovations filed its appeal brief of the District Court judge’s summary judgment order with the Court of Appeals for the Federal Circuit. On August 19, 2005, the Court of Appeals overturned the District Court’s grant of summary judgment and remanded the case back to the District Court. On September 2, 2005, defendants petitioned the Court for a rehearing and rehearing en banc; that petition remains pending as of the date of this Quarterly Report on Form 10-Q. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter; that reserve is an estimate only and actual costs may be materially different.
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
Item 6. Exhibits

Exhibit Number	Description
10.34	Registration Rights Agreement, dated as of September 7, 2005, by and among OpenTV Corp., CAM Systems, L.L.C., and StarNet, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005	OpenTV Corp.

/s/ Shum Mukherjee

Shum Mukherjee
Executive Vice President and
Chief Financial Officer
Exhibit Index

Exhibit
Number	Description
10.34	Registration Rights Agreement, dated as of September 7, 2005, by and among OpenTV Corp., CAM Systems, L.L.C., and StarNet, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002