Form 10-K
period 2005-12-31
OPENTV CORP
filed 2006-03-31
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Class A ordinary shares, no par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Class A ordinary shares of the Registrant held of record by non-affiliates of the Registrant as of June 30, 2005, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq National Market as of the close of trading on June 30, 2005, was approximately $228,667,095. For purposes of this calculation, the directors and executive officers of the Registrant as of June 30, 2005 and the holders of record of 10% or more of any class of the Registrant’s ordinary shares outstanding as of June 30, 2005 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the Registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.
      As of February 28, 2006, the Registrant had outstanding (not including 76,237 Class A ordinary shares held in treasury):
98,104,437 Class A ordinary shares; and
38,226,542 Class B ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (Part III).

OPENTV CORP.
2005 ANNUAL REPORT ON FORM 10-K
OpenTV, the OpenTV logo and our product names are trademarks or registered trademarks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product names mentioned herein may be trademarks or registered trademarks of their respective owners.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions, that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any: projections of revenue, gross margin, expenses, earnings or losses from operations; statements of the plans, strategies and objectives of management for future operations; statements concerning developments, performance or market conditions relating to products or services; statements regarding future economic conditions or performance; statements of expectation or belief; and statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in Item 1A “Risk Factors” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.
PART I

Item 1.	Business
Overview
      We are one of the world’s leading providers of software, applications and professional services for interactive and enhanced television. We have traditionally provided the core software and related technologies that permit cable, satellite and digital terrestrial operators, which we refer to as “network operators,” television programmers and advertisers to offer viewers interactive and enhanced television experiences. As of December 31, 2005, we had deployed our software solutions with 36 network operators, and more than 63 million digital set-top boxes embedded with our software and technologies had been shipped worldwide.
      Our software and applications allow our customers to differentiate their video service offerings from their competitors, enabling them to attract and retain viewers. We believe our software and applications will also help enable the use of television for gaming, commerce, information retrieval, entertainment services and similar purposes. Our international footprint, with the millions of set-top boxes in which our software is deployed, should also provide us, over time, with a strong foundation to develop revenue generating applications and other products that leverage off of that embedded software. In addition, as we witness the distribution of digital content across multiple platforms, we have begun to extend our products, technologies and applications beyond the network operators with whom we have been traditionally engaged. For example, we are developing technologies for Internet protocol television, or IPTV, for broadband network operators, including telecommunications and cable operators. We are also creating technology that enables our customers to distribute content and applications to consumers’ set-top boxes, home networks and other devices, including portable and wireless devices.
      Our basic technologies enable network operators to manage the creation and delivery of advanced digital television services to their subscribers across multiple models of set-top boxes and within numerous network infrastructures. We provide our technologies, interactive content and applications and professional services in more than 96 countries. Major set-top box manufacturers incorporate our software directly into over 115 different set-top box models, which allows our solutions to be easily activated by network operators upon deployment. Our “core” technology platform, which we refer to as “middleware,” permits network operators to maintain a consistent user experience for their subscribers irrespective of the set-top box or boxes that may be deployed within a subscriber’s home and the source of the video signal transmitted to that subscriber’s home, whether transmitted by cable, satellite or terrestrial means, or, even, most recently, over IPTV. Our middleware also allows our customers, including programmers and advertisers, to develop applications once, without the need to rewrite those applications for different hardware environments, and offers network operators many other efficiencies in managing their business. We continue to evolve our middleware to enhance the features that we offer. We have developed enhancements to our personal video recorder, or PVR, solutions that retain interactive content for future playback simultaneously with the recorded broadcast. We have also developed PVR enhancements that will enable recording of high definition television and are developing solutions for distribution of protected content to other devices in the home network. In addition, we offer solutions that allow network operators to manage the trafficking and billing of their commercials, provide targeted and addressable advertising solutions and research technologies that detail how viewers engage and interact with programs and advertisements, and enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and other interactive services. We also provide interactive gaming services, such as play-for-prizes and fixed odds gaming, subject to local laws and regulations.
      As part of our business, we also offer professional engineering and consulting services to help implement and coordinate the launch, integration and customization of the technologies and products that we provide. We can manage entire digital television launch projects, with complete end-to-end digital programming solutions, or simply provide assistance with discrete integration projects or development activities. We believe that our extensive experience in the digital television sector makes these services especially attractive to our customers as they seek to leverage our institutional knowledge and practical perspective.
      We have invested significant resources in developing our software solutions and believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television and certain other methods of distribution. We believe that we have established an industry leading technology position, and, as of December 31, 2005, had 94 patents issued in the United States, 370 patents issued outside of the United States and 558 patent applications pending throughout the world.
      As of December 31, 2005, based on the number of our outstanding ordinary shares, Liberty Media Corporation beneficially owned an approximately 30.6% economic interest in our company, which because of its ownership of approximately 99.6% of our super-voting Class B ordinary shares, provided it with an approximate 77.6% voting interest in our company. As a result of that voting power, Liberty Media has the ability to elect all of the members of our board of directors and, subject to applicable law and stockholder agreements, the right to approve or disapprove all matters presented to a vote of our stockholders. Liberty Media is a holding company, which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. In addition, companies in which Liberty Media owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services and (iii) telephony and other technology ventures. From time to time, we have entered into commercial relationships with Liberty Media affiliates and expect to continue to do so in the future if advantageous opportunities become available.
      We are incorporated in the British Virgin Islands.
Recent Events
      As of December 31, 2005, Sun Microsystems, Inc. beneficially owned 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which is not publicly traded. In January 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of Class B ordinary shares of OpenTV Corp. As a result of the exchange, as of February 28, 2006, Sun’s ownership of our Class B ordinary shares represented approximately 5.6% of the economic interest and 15.8% of the voting power of our ordinary shares, and Liberty Media Corporation’s beneficial ownership of our Class A and Class B ordinary shares represented approximately 28.9% of the economic interest and 65.4% of the voting power of our ordinary shares. Sun has the right, at any time, to convert its Class B ordinary shares into our Class A ordinary shares on a one-for-one basis; in the event that Sun determined to sell its interest in the public markets, we would expect Sun to convert its Class B ordinary shares into Class A ordinary shares, which are publicly traded.

      On February 10, 2006, our board of directors (including each of our independent directors), in accordance with the laws of the British Virgin Islands, unanimously approved a proposal to amend and restate our memorandum of association. The amended and restated memorandum of association provides, among other things, for the following changes that affect our Class B ordinary shares. These changes have:

•	eliminated a restriction formerly contained in our memorandum of association that prohibited us from issuing additional Class B ordinary shares or options, rights or warrants to subscribe for additional Class B ordinary shares; and

•	deleted provisions formerly contained in our memorandum of association that required each Class B ordinary share to automatically convert into a Class A ordinary share under certain circumstances, including upon the transfer of any Class B ordinary shares to a person who was not a stockholder, or an affiliate of such stockholder, prior to the initial public offering of our Class A ordinary shares, and the procedures relating to that automatic conversion.
      In connection with, and as a condition to, the adoption of our amended and restated memorandum of association, we entered into a letter agreement with Liberty Media. Under that agreement, Liberty Media agreed that if it (or any of its affiliates) sells or otherwise transfers any of our Class B ordinary shares to a third party and the aggregate sale proceeds received by Liberty Media in that transaction exceed, on a per share basis, the trading price of our Class A ordinary shares as determined in accordance with an agreed formula, then Liberty Media will contribute to us, generally in the same form it receives as consideration for its shares, a proportionate percentage of that aggregate premium, reflecting Liberty Media’s relative economic (not voting) ownership in us. As a result of that commitment, in a sale of its Class B ordinary shares, Liberty will retain only that portion of any premium that is equal to its relative equity ownership, based on the number of outstanding Class A and Class B ordinary shares at the time of any such sale.
Our Operating Businesses
      We manage our businesses geographically and along several product and technology lines. From a geographical standpoint, we group customers within the following regions: Americas; Europe, Middle East and Africa; and Asia Pacific. From a product and technology standpoint, we manage our reporting units within the following general categories: middleware and integrated technologies; and applications. Because of the nature of its business, we also, to a large extent, manage BettingCorp, our subsidiary that offers interactive gaming services, on a standalone basis. Financial information related to our operating segments and according to geographic area can be found in Note 15 of our Consolidated Financial Statements contained in Part IV of this report.

Middleware and Integrated Technologies
      Our middleware and integrated technologies provide a common platform for network operators, set-top box manufacturers and manufacturers of other consumer electronics devices, programmers, content producers, advertisers and interactive application developers to create, deliver and manage interactive advanced digital television services across the various digital television environments and network architectures. Our middleware software enables advanced digital television services to run on cable, satellite and digital terrestrial networks, and, with the development of our IPTV solution, the networks of telecommunications and other broadband companies that use Internet protocol for distribution purposes. It also allows network operators to cost effectively deploy consistent advanced digital television services across set-top boxes and through other products manufactured by a multitude of vendors.
      We have generally derived nearly all of our revenues from the licensing of our middleware and integrated technologies. We have historically realized revenues through one-time royalty payments and ongoing license fees. In early January 2006, we announced a new licensing agreement with an India-based satellite and cable television provider that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that set-top box remains in use by the end-user. In the future, we expect to structure additional licensing agreements in this manner so that we are able to derive more of our revenues from subscriber-based fee or revenue sharing arrangements.

      As of December 31, 2005, we had deployed our middleware software solutions and technologies to 36 network operators throughout the world, and more than 63 million digital set-top boxes embedded with our middleware software and technologies had been shipped worldwide.
      In addition to the software and technologies that we integrate on set-top boxes, we also offer technologies that are deployed at the network operator’s headend. We provide enterprise solutions that more effectively integrate the software in a set-top box with the operator’s, programmer’s and advertiser’s back-end systems. Additionally, we have development tools that permit users to create, test and deliver interactive content and applications.
      Our middleware and integrated technologies consist of the following solutions:
      OpenTV Core Middleware. This set-top box embedded software technology for advanced digital television services is our primary offering. OpenTV Core supports a wide range of services including electronic program guides, video-on-demand, personal video recording, customer care, and interactive and enhanced applications. The latest version of OpenTV’s Core Middleware is OpenTV Core 2.0.
      The following features and functions are supported by OpenTV Core:

•	Basic and Advanced Set-top Boxes. OpenTV Core can operate with the relatively limited processing power and memory found in most mass-market digital set-top boxes currently deployed by network operators. OpenTV Core is also suitable for more advanced digital set-top boxes expected to be deployed in the future, which contain increased processing power and memory. This capability permits us to offer technical solutions that address the limited capabilities of many set-top boxes that are currently deployed by various network operators, while simultaneously offering a solution that will position network operators to take advantage of more powerful set-top boxes in the future.

•	Digital/ Personal Video Recording. Our OpenTV PVR is an extension to OpenTV Core that allows network operators to deliver advanced personal video recording services to their subscribers, including the ability to record multiple broadcast or on-demand programs simultaneously and play back those programs using VCR-style controls such as pause, fast forward and rewind, on set-top boxes that contain internal hard drives. We are developing PVR technology to enable both series recording and the recording of an interactive TV broadcast that retains interactive content for future playback simultaneously with the recorded broadcast.

•	Video-on-Demand. OpenTV Core also supports video-on-demand, or VOD, services. It enables media rich user interfaces for browsing VOD titles and underlying protocols to establish sessions and control streams with VCR-style controls.

•	HTML Applications. Our OpenTV HTML Package is an extension to OpenTV Core, which allows network operators to deliver existing Web-based HTML and JavaScript content to their subscribers through a digital set-top box.

•	Connectivity. OpenTV Core provides solutions for broadcast or point-to-multipoint networks as well as high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common digital television-related communication protocols, including the DOCSIS communications protocol, which provides a data return channel for cable modem set-top boxes that enables viewers to retrieve information from the Internet at broadband speed.

•	Localization. OpenTV Core supports text input and presentation of substantially all languages in common use, including double byte Asian languages, and allows for localization of interactive television services for different countries.

•	OpenTV Measure. OpenTV Core has been extended to enable network operators, programmers and advertisers to collect information and data regarding viewer preferences, viewing habits and other analytical information that helps to assess the efficacy of programming and advertising.

•	OpenTV IPTV Solution. OpenTV is developing an IPTV solution based on the OpenTV Core 2.0 and PVR platforms for cable, satellite and telecommunications operators. OpenTV Core 2.0 for IPTV will be an extension to OpenTV Core that allows cable, satellite and telecommunications operators to deliver existing digital television services via two-way broadband IP networks, including broadcast TV programming, on-demand programming, PVR services, interactive TV services and downloadable applications. The IPTV extension to OpenTV Core will provide cable television operators the ability to seamlessly extend their existing digital TV services to new broadband IP customers using the same broadcast, video-on-demand, billing and conditional access systems already in place, and will provide telecommunications operators the ability to enter the digital TV market with a stand-alone IPTV solution.

      OpenTV Device Mosaic. OpenTV Device Mosaic is a customizable, HTML browser designed specifically for information appliances other than personal computers. OpenTV Device Mosaic is deployed independently from OpenTV Core. OpenTV Device Mosaic supports the key Internet standards, and is optimized and designed for advanced digital television services. A version of OpenTV Device Mosaic, known as the OpenTV Integrated Browser, has been developed for the Japanese consumer electronics market with support for Broadcast Markup Language, or BML. The OpenTV Integrated Browser was developed in partnership with Matsushita Electric Company, one of Japan’s largest consumer electronics companies, and has been incorporated into certain models of Panasonic-branded digital television sets shipped within Japan since September 2003.
      OpenTV Enterprise Solutions. OpenTV Enterprise Solutions are software components that are installed at a network operator’s broadcast facility, cable headend or back office to enable the creation, management and delivery of advanced digital television services to OpenTV enabled set-top boxes.
      OpenTV Development Tools and Support for Third Party Application Developers. We encourage content developers to design and create applications on OpenTV enabled networks by offering a series of application development tools and support tool sets enabling them to develop and market applications directly to network operators. The tools can be used alone or in combination with other third party tools to meet virtually any interactive television development need, such as creating virtual channels, building interactive advertisements, enhancing existing programs with interactive features and testing interactive television content through a simulated broadcast environment.

Applications Business
      We develop and provide interactive applications that:

•	permit targeted and addressable advertising;

•	provide traffic and billing solutions for the delivery of advertisements by network operators;

•	facilitate purchase and sales transactions through a viewer’s remote control;

•	facilitate requests for information from advertisers or programmers in real-time as the viewer sees the advertisement or television program; and

•	provide audience and media research capabilities to determine viewing preferences.
      We have also developed and operated branded interactive television channels that are distributed by network operators utilizing OpenTV Core or interactive television middleware platforms provided by third parties. We generally realize revenues through license and other fees, as well as revenue sharing arrangements from the use of our services.
      We believe that the worldwide deployment of set-top boxes embedded with our software solutions provides us with a strong foundation to develop applications and other products that leverage off of that platform.
      Our applications business consists of the following solutions:
      OpenTV Advanced Advertising Solutions. We provide software solutions to enable the sales, integration, delivery and management of addressable and interactive advertising for digital television systems.

      OpenTV Advanced Advertising Solutions are being developed to provide our customers with an integrated solution to address emerging challenges in the advertising market. Technology advancements are changing the way viewers watch television. Personal video recorders and video-on-demand are services that allow viewers to time-shift programming and receive programming in an on-demand and commercial-free manner; those types of services have changed the television viewing experience and created new advertising opportunities. These advancements are expediting the need for advertising that is more relevant to individual viewers and for advertising that more deeply engages viewers. Our addressable advertising products are intended to offer advertisers the ability to target advertisements with more relevancy to viewers based on a variety of demographic and other information. Our interactive advertising technologies will also enable television viewers to interact with advertisements, including, for example, requesting brochures and finding local retail outlets. Our sales and inventory management solutions offer operators the ability to sell, manage, bill and deliver multiple advertisements across an operator’s network. The market for these types of solutions remains undeveloped, and there are many issues that will need to be resolved over time, including issues of privacy, before these solutions become extensively deployed.
      OpenTV Advanced Advertising Solutions currently consist of the following technologies and services:

•	OpenTV AdVision and OpenTV Eclipse. Both OpenTV AdVision and OpenTV Eclipse are advertising sales and inventory management systems, or traffic and billing systems, that manage various media platforms and outlets, simultaneously providing network operators the tools to manage local cable television, cable networks, and proprietary broadband networks by scheduling and monitoring the display of advertising, and billing the advertisers based upon such monitoring. In September 2005, we acquired CAM Systems, which developed the Eclipse advertising sales and inventory management system and was a leading provider of services in this sector. That acquisition helped us significantly extend our market share in the advertising sales and inventory management segment. Our solutions are currently deployed in 15 of the top 25 U.S. cable television markets. We believe sales and inventory management systems, such as our Advision and Eclipse solutions, will be critical to addressing the ongoing changes in the advertising market. Neither OpenTV AdVision nor OpenTV Eclipse is dependent on a network operator deploying OpenTV’s middleware solutions.

•	OpenTV SpotOn. OpenTV SpotOn enables network operators to offer addressable advertising that can be delivered to particular households based on individual profiles. OpenTV SpotOn is not dependent on a network operator deploying OpenTV’s middleware solutions. Advertisers have the ability to develop different ads for the same product or service that are designed for specific audiences. This ability helps ensure that the message appeals to all of the audience for the commercial. Different advertising messages can be simultaneously targeted to households through the use of technology that permits set-top boxes to seamlessly jump between video signals. With this technology, a network operator can, for example, deliver an advertisement for a pick-up truck to one household while simultaneously delivering an advertisement, in the same interval, for a sedan or sports coupe to a different household based on demographic profiles. The network operator can also measure and track each addressable spot and receive valuable aggregate viewer data, enabling advertisers to build profiles, and help drive improved analysis and research for future marketing and planning. We carefully review and assess, with our customers, the privacy issues associated with this type of product, and expect to deploy this product in a manner that addresses the various privacy laws, regulations and practices that are evolving in the sector.

•	OpenTV Inject. OpenTV Inject is a post-production video editing tool that enables producers to easily insert “triggers” into an analog or digital video stream. The trigger is detected by a set-top box when the video plays. An on-screen prompt is automatically displayed, alerting the viewer that additional interactive content is available.

•	OpenTV NMI. OpenTV National Marketing Interconnect is an end-to-end managed service that operates as a national interconnect for cable system operators, managing promotional inventory and certain advanced advertising applications.

•	OpenTV Ad Producer. OpenTV Ad Producer is a template-based tool that allows a third party, an ad agency for example, to create interactive advertising content by assembling graphic assets following a step-by-step process. OpenTV Ad Producer guides the user through the application creation process, based on the chosen template, and is designed specifically for users with minimal interactive television production software experience. OpenTV Ad Producer outputs Extensible Markup Language, or XML, that can be easily interpreted by the OpenTV Ad Manager system.

•	OpenTV Ad Manager. OpenTV Ad Manager is a Windows-based software tool that enables cable and satellite operators to take the XML file generated by the OpenTV Ad Producer and preview it, verify the content, authenticate the content, transcode the content to binary code that each set-top box can interpret and schedule the application for broadcast.
      OpenTV Enhanced Content. We provide interactive applications for programmers and network operators that deliver enhanced content. In November 2004, for example, we extended a multi-year agreement with iN DEMAND to produce 72 NASCAR races through NASCAR In Car on iN DEMAND. NASCAR In Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers seven in-car camera channels, and live team audio, data and driver statistics. iN DEMAND distributes this programming on a pay-per-view basis through certain digital cable systems in the United States. In February 2006, we launched CNN Enhanced TV on EchoStar Communication’s DISH Network. Developed with Turner Broadcasting System, Inc., CNN Enhanced TV is a content-rich interactive news service that delivers the latest headlines and images from CNN.com on the same screen with CNN programming. It offers DISH Network subscribers the ability to view graphically rich headlines and stories, vote in polls, and review on-air schedules through an intuitive user interface that is displayed simultaneously with the CNN broadcast.
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
      Launched in early 2001 on BSkyB’s network in the United Kingdom, PlayJam currently is available to over 20 million subscribers through distribution on BSkyB, cable operators NTL Group Ltd. and Telewest Broadband in the United Kingdom, Multichoice Africa in Africa, and satellite operator EchoStar Communications in the United States. PlayJam runs on the OpenTV platform as well as those provided by other middleware providers.
      In the United Kingdom, PlayJam charges a service fee, via a premium rate telephone call using the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. We have also sold advertising and sponsorship space from time to time on PlayJam games. In the United States, PlayJam is offered as a subscription-based service on EchoStar, for which we receive a revenue share.

BettingCorp Business
      We acquired BettingCorp in 2003. BettingCorp provides a branded interactive television gaming service in the United Kingdom under the name “PlayMonteCarlo” and also offers play-for-prizes and casino games. Subject to local laws and regulations and based on the licenses BettingCorp holds, we are able to offer fixed-odds and casino gaming services. PlayMonteCarlo is one of the world’s first interactive television play-for-prizes and gaming channels. BettingCorp also developed the Ultimate One platform described below that now forms the backbone for our Participation TV product offering.
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
      Participation TV. In 2005, we began marketing a new product called OpenTV Participate, which is based on the Ultimate One technology platform described above. We believe that OpenTV Participate will help to extend our interactive and participation offerings beyond the television environment, and will enable us to offer customers a seamless interactive platform for their subscribers.
Professional Services and Support
      To complement our various businesses, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis to network operators, set-top box manufacturers and content and application developers in support of our product offerings. The services that we provide include interactive television business consulting, middleware porting and integration, application customization and localization, launch management and technology training services. These services allow us to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators. Our services include maintenance and support for our products after they have been installed and commercially deployed by our network operators and set-top box manufacturers, including the provision of product updates. Services are generally provided on a paid engagement basis and are either executed on a time and materials or fixed price contract basis, except that maintenance and support is generally subject to an annual fee.
Customer and Industry Relationships
      We have established significant relationships with many of the leading network operators, set-top box manufacturers, chipset manufacturers, programming networks and conditional access providers around the world. Our customer and industry relationships include the following:

•	Network Operators. Over 36 network operators in 96 countries around the world have launched our middleware platform, including Austar Entertainment Pty Ltd. and FOXtel in Australia, Bell ExpressVu in Canada, BSkyB in the United Kingdom, Dong Fang Cable Network Co. Ltd. in China, EchoStar’s DISH Network in the United States, Multichoice in Africa, TPS in France, Sky Italia in Italy, Liberty Global in Europe and Viasat in Sweden. In January 2006, we also announced a licensing agreement with India’s largest cable and satellite operator, Essel Group. The number of network operators that have deployed our software may change from year to year as network operators continue to consolidate or merge.

•	Set-top Box Manufacturers. Our software has been ported by 38 manufacturers on over 115 models of set-top boxes, including models produced by Advanced Digital Broadcast, Amstrad, Matsushita Electric, Motorola, Inc., Phillips, Pace Micro Technology, Sagem, Samsung, Scientific-Atlanta, Inc., Thomson and UEC Technologies (Pty) Ltd.

•	Chipset Manufacturers. OpenTV middleware has been ported to most of the major chipset vendors for set-top boxes, including Broadcom, Connexant, NEC and ST Microelectronics. OpenTV middleware is currently being ported to the latest generation of chipsets supporting MPEG4/AVC.

•	Programming Networks. We have worked with numerous programming networks including American Broadcasting Company, Turner Broadcasting System, Inc., Discovery Communications, Inc., QVC Shopping Network, Playboy Enterprises, Inc. and Showtime Networks, Inc. to enhance programming content and advertising on their networks.

•	Conditional Access Providers: We have integrated our middleware with conditional access software provided by Irdeto, Motorola, Nagravision, NDS Group plc, Scientific-Atlanta and Viaccess.
      Sky Italia accounted for approximately 12% of our revenues during 2005 in the form of royalties and licenses and services and other. BSkyB, directly and indirectly, accounted for approximately 19% of our revenues during 2005 in the form of set-top box royalties and licenses paid for by its manufacturers and services and other, which include consumer use of our PlayJam services on BSkyB. EchoStar accounted for approximately 17% of our revenues during 2005 in the form of royalties and licenses and services and other.
Sales and Marketing
      We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers and set-top box manufacturers. We have regional operating groups that are responsible for customers within their geographic areas: Americas; Europe, Middle East and Africa; and Asia Pacific.
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

Middleware and Integrated Technologies
      Our competitors offering advanced digital television-enabling technology include NDS Group, Microsoft Corporation, Osmosys, ACCESS Co., Ltd. and Scientific-Atlanta, Inc., which was recently acquired by Cisco Systems, Inc. NDS Group historically provided conditional access and limited interactive application technologies to its customers. In 2003, NDS extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and today offers solutions that are directly competitive with many of those that we offer. NDS Group is controlled by The News Corporation. The News Corporation maintains a controlling stake in Hughes Electronics, the parent of DirecTV, one of the two largest satellite operators in the United States. The News Corporation also controls BSkyB, the largest satellite operator in the United Kingdom, and Sky Italia, the largest satellite operator in Italy, which are two of our most significant customers. It also controls other satellite operators throughout the world. While we continue to work with, and provide technology and services to many affiliates of, The News Corporation, including BSkyB, FOXtel and Sky Italia, The News Corporation’s control of NDS Group, and the extension by NDS Group of its product offering, may significantly increase competitive pressures and affect the willingness of other News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications related to The News Corporation’s control of NDS Group or the effects that such control may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by The News Corporation.
      In April 2005, Double C Technologies, LLC, a joint venture between Comcast Corporation and Cox Communications, acquired substantially all of the North American assets of Liberate Technologies, which included technologies that compete with ours. It remains uncertain whether Double C Technologies will only develop those technologies for the benefit of Comcast and Cox or whether it will attempt to sell those technologies and related products to other cable operators in competition with OpenTV.
      Scientific-Atlanta, Inc., in the form of PowerTV, develops and markets operating system and middleware software products for the advanced digital interactive cable television markets. Scientific-Atlanta is also a major manufacturer of set-top boxes, and many of our customers or potential customers may seek to deploy set-top boxes manufactured by Scientific-Atlanta. Cisco Systems, Inc. acquired Scientific Atlanta in February 2006. We have historically competed with Scientific-Atlanta in certain market segments, and expect that we will continue to do so in the future as it operates under Cisco’s control.
      For several years, Microsoft Corporation has been working to create interactive television solutions. Microsoft has several deployments of its interactive television solution, and, in particular, its IPTV solutions, and we expect that Microsoft may become a strong competitor in the market for advanced digital television solutions.
      In the IPTV market, we expect to face competition from other middleware providers who have partnered with leading systems integrators and telecommunications equipment manufacturers to provide end-to-end IPTV solutions for cable, satellite and telecommunications operators. Our competition includes Microsoft and Alcatel, who have entered into a joint development, integration and marketing agreement to deliver IPTV solutions worldwide. Other competitive IPTV offerings that deliver middleware solutions or IPTV solutions through partnerships include those from Myrio which was acquired by Siemens in April 2005, and Orca Interactive, who has signed IPTV partnership agreements with both Lucent Technologies and Hewlett-Packard.
      The primary competition for OpenTV PVR comes from other middleware vendors including Microsoft, NDS Group, Guideworks LLC, a joint venture of Comcast and Gemstar-TV Guide International, Osmosys, Digeo and Motorola, who include PVR functionality either with their electronic program guide, or EPG, or as an additional feature. Other PVR technology providers targeting the integrated PVR space include set-top box manufacturers Pioneer, Pace, Humax, UEC, Motorola and Scientific-Atlanta, and dedicated PVR solution providers including TiVo and ReplayTV.

Applications
      In the markets for enhanced television technology and services, addressable and interactive advertising technology, and advertising traffic and billing solutions, our primary competition comes from companies such as Visible World Corporation, NDS Group, Invidi Corporation, Tandberg Television and Harris Corporation. Addressable and interactive technology is in its initial stages, and we expect additional competitors to appear as the market continues to develop. Visible World provides a suite of services enabling a media outlet to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters, market trends and demands.
      Our interactive applications face competition from numerous parties. Companies that compete with our efforts to develop and launch applications on our middleware platform include dedicated applications providers such as Gemstar-TV Guide International, NDS Group, Visiware, and Tandberg Television, which last year acquired Goldpocket, and TVWorks, a wholly owned subsidiary of Double C Technologies, LLC, independent third parties that develop and provide applications for our middleware platform, and other middleware providers such as Microsoft. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for our middleware platform at relatively modest expense through the use of our applications development tools.

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
Intellectual Property and Research and Development
      As of December 31, 2005, we had 94 patents issued in the United States, 370 patents issued outside of the United States, and 558 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive television. Our research and development expenses, excluding in-process research and development charges related to acquisitions, and amortization of share-based compensation, for the years ended December 31, 2005, 2004 and 2003 were $33.9 million, $29.8 million and $23.0 million, respectively.
Employees
      As of December 31, 2005, we had 433 full-time employees, with 234 in the Middleware and Integrated Technologies business, 109 in the Applications business, 42 in the BettingCorp business, and 48 employed in corporate and administrative functions.
Available Information
      Our Internet website is located at http://www.opentv.com, but the information contained on our website is not deemed to be incorporated herein. We make available free of charge on the investor relations page of our website this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.
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

Item 1A.	Risk Factors
Factors That May Affect Future Results
      In addition to the other information contained in this 2005 Annual Report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.
We have a history of net losses, and we may continue to experience net losses in the future.
      We have incurred significant net losses since our inception. Our net losses for the years ended December 31, 2005, 2004 and 2003 were approximately $8.5 million, $22.0 million and $54.1 million, respectively. While we have recently narrowed our net losses, we, nonetheless, expect to continue to incur significant sales and marketing, product development and administrative expenses. It is, therefore, likely that we will continue to suffer net losses in the near term. We will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

We have historically derived a significant percentage of our revenues from licensing our middleware to network operators. Our opportunities for future revenue growth with middleware are limited by the actual number of worldwide network operators and by technology decisions they make from time to time.
      We have, on a historic basis, derived a significant percentage of our total revenues from royalties associated with the deployment of our middleware and integrated technologies and fees charged for services rendered in support of those deployments. While we continue to seek deployments within the United States, we already have a significant number of customers outside of the United States that have deployed our middleware. In most cases, the number of network operators in any particular country is relatively small, and to the extent that we have already achieved deployments in those countries, the opportunities for future growth of our middleware and integrated technologies business may be limited.
      Our capacity to generate future revenues associated with our middleware may also be limited due to a number of reasons, including:

•	network operators that have selected our middleware may switch to another middleware platform for the provision of interactive services, reduce their pace of set-top box deployment or stop deploying set-top boxes enabled with our middleware, decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our middleware running on their networks;

•	network operators that have not selected our middleware may choose another middleware platform for the provision of interactive services, which could include the selection of standards-based solutions such as MHP or OCAP in various countries; or

•	a meaningful opportunity to deploy our middleware in the markets that have not yet adopted interactive television on a large scale may never develop or may develop at a very slow pace.
      Any of these eventualities would have an adverse effect on our results of operations.
We offer volume discounts to certain customers, which may, over time, depress our average pricing. While deployments of our software may continue to grow, those discounts, as they are triggered, may limit the rate of our royalty growth in the future.
      In certain instances, we provide volume discounts to customers based on the number of copies of our software that they deploy. As a result, although we may experience continued growth in middleware deployments, the average price for each copy licensed to certain customers may decline over time, which could limit the growth of our royalty payments in the future. We experienced this effect in 2005, as our royalty and license revenues from Sky Italia declined by $3.3 million compared to 2004 because of volume discounts. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods that typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.
We expect a more significant portion of our revenue growth in the future to be derived from interactive applications that we develop and market. If we are not successful in developing and marketing interactive applications, our future revenue growth may be limited.
      We expect over the next several years to develop extensive interactive applications, including advanced advertising solutions and participation television applications. The market for interactive applications is still nascent and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for, or the market acceptance of, interactive applications will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market those applications effectively. In addition, our ability to market those products will be affected to a large degree by network operators. If network operators determine that our interactive applications do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that network operators fail to renew or enter into new or expanded contracts with us for provision of interactive content, such as our enhanced television service, and applications, such as the

PlayJam channel, we will be unable to maintain or increase the level of distribution of our interactive applications and the associated revenue from those offerings. Moreover, due to global economic conditions, network operators may slow down their deployment of new content and applications offerings, and such actions would negatively impact our revenue. Accordingly, our ability to generate substantial revenues from our interactive content and applications offerings is uncertain.
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
      The News Corporation currently controls NDS Group and Gemstar-TV Guide International, Inc., each of which competes with us in certain respects. The News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia and FOXtel. For the year ended December 31, 2005, BSkyB, Sky Italia and FOXtel, accounted, in the aggregate, for 34% of our revenues. While we believe that our relationships with each of these customers is good, and we have multi-year contracts with each, the long-term implications of The News Corporation owning technology companies that directly compete with us in certain respects is difficult to assess. We may be at a disadvantage in selling certain of our products, technologies or services to The News Corporation affiliates over the long-term when in direct competition with other companies in which The News Corporation maintains a significant ownership interest.
We have concluded that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2005. If we do not properly address identified weaknesses and implement additional controls to remedy those weaknesses, the reliability of our financial statements could be implicated and, ultimately, our financial results and our stock price could suffer.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting and their disclosure controls. To comply with this new statute, our management assessed our internal control over financial reporting and our disclosure controls. We identified certain weaknesses in our internal control over financial reporting as of December 31, 2005 that we have discussed in a separate report included as part of our Annual Report. Those weaknesses related to ineffective control over our account analysis for certain financial statement accounts, including accruals, long-term other assets and deferred tax assets, and our lack of sufficient internal personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for revenue and income taxes. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2005. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2005, were not effective. We also identified material weaknesses in our report for 2004 that was included in our Annual Report on Form 10-K for 2004. While we were able to remediate aspects of the weaknesses we identified in 2004, there is a certain overlap in several of the weaknesses we identified in 2004 and 2005. The fact that we have not been able to remediate fully the weaknesses we identified in 2004, and that we have identified other weaknesses in 2005, may raise questions regarding our ability to implement effective internal control over financial reporting.
      Our efforts to comply with Section 404 have required significant managerial time, and we have incurred substantial costs in undertaking those efforts. If our efforts to remedy the weaknesses we identified are not successful, the reliability of our financial statements could be impaired, which could adversely affect our stock price and could also affect our company in other adverse ways. In addition, the ongoing costs associated with implementing such additional controls and procedures, and otherwise complying with the requirements of Sarbanes-Oxley, are not immaterial, and while we would expect those costs to decline over the next several years they did not materially decrease from 2004 to 2005.
We may be unable in the future to raise additional capital required to support our operating activities.
      We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the near term significant expenses. As of December 31, 2005, we had $64.5 million of cash, cash equivalents and marketable debt securities. We generated cash from operating activities of $2.4 million for the year ended December 31, 2005. That was a significant improvement from 2004, when we used approximately $16.2 million in cash for operating activities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will continue to be successful in doing so or that we will be able to generate cash from operating activities on a consistent basis. If we are not successful in those endeavors, we might need to raise additional capital in the future.
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
      We have historically generated a substantial portion of our revenue from one-time royalty and licensing fees related to the licensing of our middleware products and from fees for professional services that we provide. We believe that our capacity to generate future revenues in this manner may be limited, and if we are unsuccessful in evolving our revenue model, our opportunities for future revenue growth, particularly outside of the United States, may be limited. While we currently generate a moderate percentage of our revenues from revenue sharing arrangements with network operators, programmers and advertisers, and from subscriber-based arrangements, we cannot be certain that those revenue models will be accepted by our customers over the long-term, or that our customers will allow us to participate in their revenue streams on those bases. If our efforts to identify other sources of revenue, in addition to the licensing of our middleware are unsuccessful, then our future results of operations will be adversely affected.

The market for our products and services is subject to significant competition, which could adversely affect our business.
      We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and better recognized brand names than we do. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, acquired the North American assets of Liberate Technologies, which included its middleware business. In addition to our PlayJam and PlayMonteCarlo applications, BSkyB also offers its own competitive gaming and gambling applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.
The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.
      There has been a worldwide trend of consolidation in the cable, direct broadcast satellite and telecommunications industries. We believe this trend is likely to continue due to economic and competitive concerns. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, in addition to the acquisition of Liberate Technologies by a joint venture between Cox and Comcast discussed above, Comcast and Gemstar-TV Guide International Inc., a media and technology company, formed a joint venture called Guideworks to develop an interactive programming guide for the cable television industry. Tandberg Television acquired Goldpocket towards the end of 2005, and Cisco Systems, Inc. acquired Scientific-Atlanta in February 2006. We expect additional consolidation to occur throughout the industry.
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
Our failure to participate in certain industry standards setting organizations, including CableLabs, may adversely affect our ability to sell products or services to network operators or other potential customers that are members of those organizations
      We have not, to date, joined CableLabs, the research and development consortium managing the OpenCable initiative, and certain other standards setting organizations. While we continually assess our position with respect to any relevant standards setting organizations, and have joined several of them, our failure to participate in certain organizations may affect the willingness of their respective members to conduct business with us. If that were the case, our ability to continue to grow our business might be adversely affected.
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
      We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	Revenue recognition;

•	Accounting for share-based compensation;

•	Accounting for income taxes; and

•	Accounting for business combination, related goodwill and other intangible assets.
      As a software company, our revenue recognition policy, in particular, is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred. As a result, we may receive cash from a customer, or bill that customer, but not be able to recognize the revenue associated with that cash, or billing, for some period of time under applicable accounting rules. This results in our recording the cash as “deferred revenue” on our balance sheet. There are also complex accounting rules associated with the treatment of internal development costs, and whether those costs should be capitalized or expensed as incurred. A determination whether to capitalize or expense certain costs may materially affect our financial presentation. Because different contracts may require different accounting treatment, it may be difficult for investors to properly assess our financial condition or operating results unless they carefully review all of our financial information, including our statement of operations, our balance sheet and our statement of cash flows.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which requires the measurement of all employer share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2006. While management continues to evaluate the impact of SFAS No. 123R on our Consolidated Financial Statements, we currently believe that the expensing of stock-based compensation will most likely affect our Consolidated Statements of Operations in a manner generally consistent with our pro forma disclosure under SFAS No. 123, as amended.
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
      Software development is an inherently complex process, which frequently results in products that contain errors, as well as defective features and functions. Moreover, our technology is integrated into other products and services deployed by our network operator customers. Accordingly, a defect, error or performance problem with our technology could cause the systems of our network operator customers to fail for a period of time or to be impaired in certain respects. Any such failure could subject us to damage claims and claims for indemnification by our customers and result in severe customer relations problems and harm to our reputation.
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
      Liberty Media Corporation beneficially owned Class A and Class B ordinary shares representing approximately 30.6% of the economic interest and 77.6% of the voting power of our ordinary shares outstanding as of December 31, 2005. As a result of its ownership of our ordinary shares, Liberty Media has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Liberty Media may diverge from your interests, and Liberty Media may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.
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
      Our corporate affairs are governed by our amended and restated memorandum of association and articles of association and by the International Business Companies Act of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our stockholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of stockholders under British Virgin Islands law are not as clearly established as are the rights of stockholders in many other jurisdictions. Thus, our stockholders may have more difficulty protecting their interests in the face of actions by our board of directors or our controlling stockholder than they would have as stockholders of a corporation incorporated in another jurisdiction.
Certain provisions contained in our charter documents could deter a change of control of us.
      Certain provisions of our amended and restated memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. For example, in February 2006, we amended and restated our memorandum of association to eliminate a restriction that previously prohibited us from issuing additional super voting Class B ordinary shares. The amended and restated memorandum of association also deleted provisions that previously caused each Class B ordinary share to automatically convert into a Class A ordinary share under certain circumstances, including upon the transfer of any Class B ordinary shares to a person who was not a stockholder, or an affiliate of a stockholder, prior to our initial public offering. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.6% of which were beneficially owned by Liberty Media as of December 31, 2005, as well as other provisions of our amended and restated memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate headquarters and principal executive offices are presently located at 275 Sacramento Street, San Francisco, California, 94111, where we occupy 60,458 square feet of space under a lease that expires on January 31, 2010. In addition to the corporate headquarters, we have leased regional office space elsewhere in the United States, Europe, Asia and Australia.

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
      In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District

Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through May 15, 2006 to allow for settlement discussions.
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
      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain legal reasonable expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. The District Court has tentatively scheduled a trial in this matter for September 2006, although counsel for the defendants expects that, prior to the trial date, the District Court may review and issue its opinion on various pending summary judgment motions for dismissal. In addition, on March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

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
      At our 2005 Annual Meeting of Stockholders held on November 10, 2005, each of the following individuals was elected to our board of directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD

Robert R. Bennett	375,985,193	6,901,807
J. Timothy Bryan	382,109,996	777,004
James A. Chiddix	374,995,408	7,891,592
Jerry Machovina	382,093,654	793,346
J. David Wargo	382,099,094	787,906
Anthony G. Werner	376,652,184	6,234,816
Michael Zeisser	375,995,284	6,891,716
      The following proposals were also approved at our annual meeting of stockholders:

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED

Approval of the OpenTV Corp. 2005 Incentive Plan.	328,388,046	3,381,259	373,788
Ratification of the appointment of KPMG LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2005.	382,694,110	148,584	44,306
      No other matters were submitted to stockholders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our Class A ordinary shares trade on the Nasdaq National Market under the symbol “OPTV.” Our Class B ordinary shares are not publicly traded.
      The following table lists the high and low sales prices for our Class A ordinary shares on the Nasdaq National Market for the periods indicated.

	Nasdaq National
	Market

	High	Low

2005
First Quarter	$3.90	$2.29
Second Quarter	2.96	2.07
Third Quarter	3.45	2.47
Fourth Quarter	2.90	2.09
2004
First Quarter	$3.82	$2.70
Second Quarter	3.60	2.00
Third Quarter	3.31	1.82
Fourth Quarter	4.14	2.97
Holders
      As of February 28, 2006, there were approximately 751 holders of record of our Class A ordinary shares and four holders of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our stockholders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table presents information about our equity compensation plans as of December 31, 2005:
Equity Compensation Plan Information

	(a)		(b)		(c)
	Number of Securities		Weighted-Average		Number of Securities
	to be Issued Upon		Exercise Price of		Remaining Available for
	Exercise of		Outstanding Options,		Future Issuance
	Outstanding Options,		Warrants and		(excluding Securities
Plan Category	Warrants and Rights		Rights		reflected in column(a))

Equity compensation plans approved by security holders	10,116,724	(1)	$5.38		6,497,000	(2)
Equity compensation plans not approved by security holders	891,414	(3)	$3.48	(4)	—

Total	11,008,138		$5.35	(4)	6,497,000

As a result of our stockholders’ approval of our 2005 Incentive Plan (the “2005 Plan”), on November 10, 2005, no further awards will be granted under the following plans:

•	our Amended and Restated 1999 Share Option/ Share Issuance Plan (the “1999 Plan”);

•	our 2001 Nonstatutory Stock Option Plan (the “2001 Plan”); and

•	our 2003 Incentive Plan (the “2003 Plan”).
Our board of directors has suspended offering periods under our Amended and Restated 1999 Employee Stock Purchase Plan (the “ESPP”) and no options or purchase rights are currently outstanding under the ESPP. In the event our board elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.

(1)	Represents (i) 3,363,549 Class A ordinary shares issuable upon the exercise of options outstanding under the 1999 Plan, (ii) 95,628 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 4,770,882 Class A ordinary shares issuable upon the exercise of options outstanding under the 2003 Plan, (iv) 1,883,665 Class A ordinary shares issuable upon the exercise of outstanding options, assumed in connection with our acquisition of ACTV, Inc. in July 2003, and (v) 3,000 Class A ordinary shares issuable upon the exercise of options outstanding under the 2005 Plan.

(2)	Represents (i) 5,997,000 Class A ordinary shares available for future issuance under the 2005 Plan and (ii) 500,000 Class A ordinary shares available for future issuance under the ESPP.

(3)	Represents (i) 146,986 Class A ordinary shares issuable upon exercise of outstanding stock options granted under the 2001 Plan, and (ii) 744,428 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, or the Exchange Plan.

(4)	Does not include information regarding weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

2000 Exchange Plan
      Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one for one basis, shares of the common stock of our majority-owned subsidiary OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/ Stock Issuance Plan, or the 1998 Plan) for our Class A ordinary shares. Although 800,868 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2005, only 744,428 shares of OpenTV, Inc. common stock (62,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $4.64) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options under the 1998 Plan.
2001 Nonstatutory Stock Option Plan
      Our board of directors adopted the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, in October 2001. As of November 10, 2005, the date our stockholders approved the 2005 Plan, no further awards will be granted under the 2001 Plan. The 2001 Plan did not require the approval of our stockholders, and no stockholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.
      Share Reserve. Options to purchase 146,986 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2005. No further awards will be granted under the 2001 Plan and any previously issued options under 2001 Plan that are forfeited, cancelled or otherwise terminated without being exercised will not become available for future grants. As of December 31, 2005, no Class A ordinary shares had been issued upon the exercise of options granted under the 2001 Plan.
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
Recent Sales of Unregistered Securities
      Except in connection with our acquisition of certain assets of CAM Systems, L.L.C. as previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005, we did not sell any securities during the year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and notes thereto, included elsewhere in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Results of operations:
Revenues	$87,380	$77,169	$64,197	$59,686	$86,927
Cost of revenues	34,802	39,264	50,373	56,211	48,904
Gross profit	52,578	37,905	13,824	3,475	38,023
Operating expenses(1)	65,538	62,531	67,295	662,105	1,319,917
Loss from operations	(12,960)	(24,626)	(53,471)	(658,630)	(1,281,894)
Net loss(2)	(8,473)	(21,962)	(54,094)	(802,564)	(1,304,282)
Net loss per share, basic and diluted(2)	(0.07)	(0.18)	(0.57)	(11.17)	(19.20)

(1)	2005 included $2,545 for restructuring and impairment costs; 2004 included $(4,600) for NASCAR amendment and $893 for restructuring and impairment costs; 2003 included $6,587 for restructuring and impairment costs and $1,497 for impairment of intangible assets; 2002 included $29,414 for restructuring and impairment costs, $24,796 for impairment of intangible assets and $514,501 for impairment of goodwill; 2001 included $394,495 for amortization of goodwill and $816,247 for impairment of goodwill.

(2)	2002 included $10,923 for impairment of equity investments and notes receivable and $129,852 for cumulative effect of accounting change, net of tax. The cumulative effect of accounting change, net of tax contributed $1.81 net loss per share; 2001 included $14,915 for impairment of equity investment and notes receivable and $24,014 for realized loss on sale of marketable equity securities.

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Financial position:
Cash, cash equivalents and marketable debt securities	$64,472	$63,020	$73,496	$87,707	$189,542
Working capital	38,535	19,981	19,395	30,276	100,083
Total assets	202,065	192,411	219,555	197,336	966,199
Total shareholders’ equity	152,512	145,175	156,983	140,996	928,358

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis provides information concerning our financial condition and results of operations for the year ended December 31, 2005. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto. Segment information appearing below in this discussion and analysis, and in Note 15 of our Consolidated Financial Statements, is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
Overview
      We are one of the world’s leading providers of software and solutions for interactive and enhanced television.
      We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or from network operators once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. In January 2006, we announced a subscription-based licensing agreement under which we would receive monthly payments for each set-top box embedded with our software that our customer deployed, for so long as those set-top boxes remain active. As we pursue additional subscription-based pricing, our revenue model may change over time. We also receive ongoing licensing fees for various other software products that we sell. In addition, we receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.
      As of December 31, 2005, Liberty Media Corporation’s total ownership represented approximately 30.6% of the economic interest and 77.6% of the voting interest of our ordinary shares on an undiluted basis.
Recent Events
      In January 2006, Sun Microsystems exchanged its 7,594,796 Class B shares of our subsidiary, OpenTV Inc., for the same number of Class B ordinary shares of OpenTV Corp. As of February 28, 2006, Sun’s ownership of our Class B ordinary shares, therefore, represented approximately 5.6% of the economic interest and 15.8% of the voting power of our ordinary shares, and Liberty Media’s beneficial ownership of our Class A and Class B ordinary shares represented approximately 28.9% of the economic interest and 65.4% of the voting power of our ordinary shares. Sun has the right, at any time, to convert its Class B ordinary shares into our Class A ordinary shares on a one-for-one basis; in the event that Sun determined to sell its interest in the public markets, we would expect Sun to convert its Class B ordinary shares into Class A ordinary shares, which are publicly traded.
      We also amended and restated our memorandum of association in February 2006. Among the changes we made, we eliminated a restriction that had prohibited us from issuing additional Class B ordinary shares or options, rights or warrants to subscribe for additional Class B ordinary shares. We also deleted provisions that formerly required each Class B ordinary share to automatically convert into a Class A ordinary share, with only one vote per share, under certain circumstances, including sales of those Class B ordinary shares to persons who were not stockholders prior to our initial public offering. And, finally, in connection with, and as a condition to, those amendments, we entered into a letter agreement with Liberty Media. In that agreement, Liberty Media generally agreed that if it sells any of our Class B ordinary shares to a third party for a sales price above the trading price of our Class A ordinary shares, then Liberty Media will contribute to us a proportionate percentage of any premium it receives from that sale, which reflects Liberty Media’s relative economic (not voting) ownership in us. We provided a more complete description of these events in our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 13, 2006.

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
      We believe the following critical accounting polices and estimates have the greatest potential impact on our Consolidated Financial Statements: revenue recognition, valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets, valuation of investments in privately-held companies, impairment of goodwill and long-lived assets, and restructuring costs. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

Revenue Recognition
      We recognize revenue in accordance with current generally accepted accounting principles, or GAAP, that have been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.
      As indicated, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis in support of our product offerings. Such services may include one or more of the following: middleware porting, customization, implementation and integration; the design, development or construction of software and systems; and system maintenance and support. Professional services from software development contracts, customization services and implementation support are recognized generally on the percentage of completion basis in accordance with the provisions of SOP 81-1. If a contract involves the provision of multiple elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the contract accounting services are complete. If the arrangement includes the future delivery of specified future software products, we recognize revenue on the completed contract method, upon delivery of the services and such specified deliverables. If total costs are estimated to exceed the relative fair value for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

      For fixed bid contracts under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. The actual results could differ from the percentage estimates by the time a project is complete.
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
      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently, we maintain a partial valuation allowance on deferred tax assets. Adjustments may be required in the future if it becomes more likely than not that an amount of deferred tax assets is realizable.

Valuation of Investments in Privately-Held Companies
      We have invested in equity and debt instruments of privately-held companies for business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. We perform periodic reviews of these investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing, and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from the investment.

Impairment of Goodwill and Long-lived Assets
      Our long-lived assets include goodwill, property and equipment, other assets and other intangible assets, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and in the case of goodwill, annually. In estimating the fair value of our reporting units and assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is revenue. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

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

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”
      In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2006. While management continues to evaluate the impact of SFAS No. 123R on our Consolidated Financial Statements, we currently believe that the expensing of share-based compensation will most likely affect our Consolidated Statements of Operations in a manner generally consistent with our pro forma disclosure under SFAS No. 123, as amended.
      In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and added a footnote to clarify that the proposed FSP does not address when a debt security should be designated as non-accrual or how to subsequently report income on a non-accrual debt security. The FASB decided that the transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. Although management is currently evaluating the potential effects that adoption of the measurement and recognition guidance in FSP FAS 115-1 will have on our Consolidated Financial Statements, we do not currently anticipate that adoption of FSP FAS 115-1 will materially affect our Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retroactive application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and the correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our Consolidated Financial Statements.
Management’s Assessment of Internal Control Over Financial Reporting and Disclosure Controls
      In connection with the preparation of our year-end financial statements, we have prepared a report, as required by the Sarbanes-Oxley Act of 2002, which evaluates our internal control over financial reporting as of December 31, 2005. That complete report, as well as our conclusions regarding the effectiveness of our disclosure control and our remediation efforts, is included under Item 9A of this Annual Report on Form 10-K, which investors should read in its entirety.
      We are required to establish and maintain adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Those controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. And while those controls may be expected to provide reasonable assurances regarding the reliability of our financial reporting, we do not expect that such controls will prevent all error and fraud. We monitor our controls and maintain those controls as dynamic systems that change (including improvements and corrections) as conditions warrant.
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
      As we assessed our internal control over financial reporting, we have sought to identify various deficiencies or weaknesses that we may have and to correct those deficiencies or weaknesses as promptly as practicable. We are required to disclose any material weaknesses that we have identified. The Public Company Accounting Oversight Board, which was established under the Sarbanes-Oxley Act, defines a “material weakness” as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      We identified certain material weaknesses in our internal control over financial reporting as of December 31, 2005. Those weaknesses generally related to ineffective control over our account analysis for certain financial statement accounts, including accruals, long-term other assets and deferred tax assets, and our lack of sufficient internal personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for revenue and income taxes. Based on those findings, we concluded that our internal control over financial reporting was not effective as of December 31, 2005. We also concluded that, as a result of those material weaknesses, our disclosure controls, as of December 31, 2005, were not effective. We also identified material weaknesses in our report for 2004 that was included in our Annual Report on Form 10-K for 2004. While we were able to remediate aspects of the weaknesses we identified in 2004, there is a certain overlap in several of the weaknesses we identified in 2004 and 2005, as described more fully in Item 9A of this Annual Report.
Years Ended December 31, 2005, 2004, and 2003

Revenues
      In 2005, we simplified our revenue classifications to present revenues from licensed products under the line item “Royalties and licenses,” and revenues from services under the line item, “Services and other.” In light of that change, we have also reclassified line items for 2004 and 2003 to provide a consistent presentation. These reclassifications did not affect our financial results or financial position in any of the periods presented.
      Revenues for the year ended December 31, 2005 were $87.4 million, an increase of $10.2 million, or 13%, from $77.2 million in 2004. Revenues for the year ended December 31, 2004 were $77.2 million, an increase of $13.0 million, or 20%, from $64.2 million in 2003. Royalties and licenses accounted for 63% of revenues in 2005, 63% in 2004, and 45% in 2003. Revenues by line item were as follows (in millions):

	Year Ended December 31,

	2005	%	2004	%	2003	%

Royalties and licenses	$55.1	63%	$48.9	63%	$28.7	45%
Services and other	32.3	37%	28.3	37%	35.5	55%

Total Revenues	$87.4	100%	$77.2	100%	$64.2	100%

      Royalties and licenses. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software, provided all the criteria of SOP 97-2 and related accounting principles have been met. While we have historically realized revenues through one-time royalty payments and ongoing license fees, we recently signed a licensing agreement with an India-based satellite and cable television provider that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer and OpenTV Software Developers Kit. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter.
      Our royalties usually result from several different types of arrangements. These may include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older set-top boxes, for defective set-top boxes or for purposes of simply upgrading existing set-top boxes, or sales of new products or services by the network operators that require new or updated set-top boxes. As we discuss in more detail below, we have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.
      Royalties and licenses for 2005 increased 13% to $55.1 million compared to 2004. Royalties and licenses for Europe, Middle East and Africa decreased by $0.9 million from 2004 to $25.9 million in 2005, principally as a result of $3.3 million less in royalties and licenses revenues from Sky Italia in 2005. The decrease in revenues from Sky Italia resulted from a reduction in the royalty rate paid by Sky Italia over the course of 2005, which related to volume discounts we offered Sky Italia when it became a customer. The decrease from Sky Italia was partially offset by an increase of $1.8 million in royalties and licenses revenue for BSkyB, primarily as a result of increased set-top box shipments by the four manufacturers who manufacture set-top boxes for BSkyB, and an increase of $0.6 million in royalties and licenses revenues from other customers in the region. Royalties and licenses in the Americas region increased by $5.2 million to $20.6 million in 2005. Approximately $2.7 million of that increase was realized from EchoStar, with the remaining $2.5 million realized from other customers. Despite this increase in the amortization of EchoStar payments during 2005, total revenues from EchoStar were affected, in part, by a reduction in EchoStar set-top box shipments in 2005 compared to 2004. Royalty payments we receive from EchoStar are amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive a limited number of unspecified future applications developed by us. Until we are able to recognize the full royalty revenue reported by EchoStar, which would occur upon expiration of the seven-year agreement term, a portion of the amounts that we invoice to EchoStar are recorded as deferred revenue on our balance sheet and amortized over the remaining life of the agreement. Royalties and licenses in the Asia Pacific region increased by $1.9 million to $8.6 million in 2005. Royalties and licenses from shipments of our integrated browser in certain digital TV sets distributed within Japan accounted for $0.2 million of this increase, while other customers accounted for the remaining $1.7 million.
      Royalties and licenses for 2004 increased 71% to $48.9 million compared to 2003. Royalties and licenses for Europe, Middle East and Africa increased by $14.6 million from 2003 to $26.8 million in 2004. Royalties and licenses from Sky Italia accounted for $12.6 million of this increase, with the remaining $2.0 million accounted for by other customers. Royalties and licenses in the Americas region increased by $3.2 million from 2003 to $15.3 million in 2004. Increased shipments and amortization of EchoStar payments accounted for an increase of approximately $3.6 million, which was partially offset by decreased royalty and license revenue of $0.4 million attributable to other customers. Royalties and licenses in the Asia Pacific region increased by $2.4 million from 2003 to $6.7 million in 2004. Increased shipments of our integrated browser in certain digital TV sets distributed within Japan accounted for $2.9 million of this increase, which was partially offset by decreased royalty and license revenue of $0.5 million attributable to other customers.
      Services and Other. Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees and revenue shares and programming fees. Professional service revenues are generally derived from consulting engagements for set-top box manufacturers, network operators and system integrators. Maintenance, support and training revenues are generally realized as services are provided to set-top box manufacturers and network operators. The decision by a set-top box manufacturer to purchase maintenance and support from us largely depends on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator. Service usage fees and revenue shares are generally derived from our PlayJam games channels, our betting and gaming channels, and revenue shares for advertising and other interactive services. We also derive programming fees from our NASCAR agreement and from other programmers.
      Services and other revenue for 2005 increased by 14% to $32.3 million compared to 2004. We experienced an increase of $1.7 million in net betting and gaming fees from customers of our wholly-owned subsidiary, BettingCorp, due to increased service usage on BSkyB. We also realized an increase of $1.2 million in advertising related service revenue from our acquisition of CAM Systems in September 2005, as further described in Note 3 of our Consolidated Financial Statements, which was partially offset by decreased advertising related service revenues of $0.3 million from other advertising customers. In 2004, we did not recognize any programming fees for NASCAR. As described in Note 8 of our Consolidated Financial Statements, we renegotiated our NASCAR agreement in 2004, and, as a result, we recognized $1.8 million of additional revenue from providing these programming services in 2005. We also realized an increase of $3.0 million in services from other customers to which we provided professional services. These increases were partially offset by a decrease of $1.9 million in PlayJam games channel fees resulting from increased competition and a reduction of service on our PlayJam games channel in France that we initiated. We also experienced a decrease of $1.5 million in consulting work for Motorola in 2005.
      Service and other revenue for 2004 decreased by 20% to $28.3 million compared to 2003. We experienced a decrease of $6.6 million in our consulting service engagements, including a $4.7 million reduction in work from Motorola, for which certain minimum commitments expired in the first quarter of 2004, and a decrease of $1.1 million in maintenance and support fees, due to certain customers not renewing their maintenance agreements. In addition, our advertising and programming fees from our Wink product offering accounted for a decline of $1.1 million and our PlayJam games channel fees decreased by $0.3 million due to competitive pressures, which offset favorable currency exchange rates. These decreases were partially offset by an increase of $1.7 million in net betting and gaming fees from customers of BettingCorp, due to the inclusion of its results for the full year of 2004 compared with five months of 2003, and an increase of $0.2 million from revenue shares for various other product offerings.
      Individuals who play games on the PlayJam games channel in the United Kingdom make payments to their telecommunications provider, which provides a “return path” to enable the games to be interactive. We receive revenues from the payment intermediary. During 2004, we changed our payment intermediary from Digital Interactive Television Group, or DITG, to BSkyB. In 2005, the fees paid by BSkyB to us for these services were $6.5 million. In 2004, the fees paid by BSkyB to us were $5.1 million and the fees paid by DITG to us were $2.8 million. The fees paid by DITG to us in 2003 were $7.4 million. In the United States, we receive a revenue share from EchoStar in connection with its distribution of our PlayJam games channel.

Operating Expenses
      Our total operating expenses, which include cost of revenues, were $100.3 million for the year ended December 31, 2005, $101.8 million for the year ended December 31, 2004, and $117.7 million for the year ended December 31, 2003. Operating expenses by line item were as follows (in millions):

	Year Ended December 31,

		% of		% of		% of
	2005	Revenue	2004	Revenue	2003	Revenue

Cost of Royalties and licenses	$6.4	7%	$8.2	11%	$10.7	17%
Cost of Services and other	28.4	33%	31.1	40%	39.7	62%

Total Cost of Revenues	34.8	40%	39.3	51%	50.4	79%
NASCAR amendment	—	—	(4.6)	(6)%	—	—
Research and development	33.9	39%	29.7	39%	23.1	36%
Sales and marketing	11.5	13%	15.1	20%	13.8	21%
General and administrative	15.9	18%	17.9	23%	17.4	27%
Restructuring and impairment costs	2.5	3%	0.9	1%	6.6	10%
Amortization of intangible assets	1.7	2%	3.5	4%	4.9	8%
Impairment of intangible assets	—	—	—	—	1.5	2%

Total Operating Expenses	$100.3	115%	$101.8	132%	$117.7	183%

      Cost of Royalties and Licenses. Cost of royalties and licenses consist primarily of materials and shipping costs, patent-related legal costs and amortization of developed technology and patents.
      Cost of royalties and licenses for 2005 decreased 22% from 2004 to $6.4 million. As a percentage of revenues, cost of royalties and licenses decreased to 7% in 2005 compared to 11% in 2004, primarily due to a $1.0 million decrease in patent-related legal costs and a $0.7 million decrease in the amortization of developed technologies as a result of fully amortizing certain developed technologies.
      Cost of royalties and licenses for 2004 decreased 23% from 2003 to $8.2 million. As a percentage of revenues, cost of royalties and licenses decreased to 11% in 2004 compared to 17% in 2003. The decrease in 2004 was primarily due to a $5.6 million decrease in the amortization of developed technologies and patents as a result of fully amortizing certain developed technologies and patents. That decrease in 2004 was partially offset by an increase of $2.5 million in patent-related legal costs in 2004, and a $0.5 million increase in the amortization of developed technologies attributable to the inclusion of BettingCorp’s financial information for a full year.
      Cost of Services and Other. Cost of services and other consist primarily of headcount and headcount-related costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.
      Cost of services and other for 2005 decreased 9% from 2004 to $28.4 million. As a percentage of revenues, cost of services and other decreased to 33% in 2005 compared to 40% in 2004. A reduction in headcount-related costs accounted for $2.5 million of the decrease, and a reduction in depreciation expense as a result of fully depreciating certain fixed assets accounted for a decrease of $1.0 million. In addition, in 2004 we had recorded a provision of $3.5 million for remaining future commitments under the terms of a Sun Java license agreement. These decreases were partially offset by an increase of $3.1 million in consulting and subcontractor costs and third party material costs associated with billable professional services engagements, and a net increase of $1.2 million in network infrastructure and bandwidth costs.
      Cost of services and other for 2004 decreased 22% from 2003 to $31.1 million. As a percentage of revenues, cost of services and other decreased to 40% in 2004 compared to 62% in 2003. In 2004, there was a significant decrease in operations costs, including a transfer of some personnel to research and development functions, and in payments made in connection with the distribution of our Wink products, which accounted for a decrease of $8.0 million. BettingCorp accounted for an increase of $2.2 million as a result of its inclusion for the full year. In 2004, we had recorded a provision of $3.5 million for remaining future commitment under the terms of a Sun Java license agreement. All other items accounted for a net decrease of $6.3 million.
      NASCAR Amendment. During the second quarter of 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iNDEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to our acquisition of ACTV. This item was shown as a separate line item in our Consolidated Statement of Operations for the year ended December 31, 2004. No revenue or expenses were recorded prior to the renegotiation in 2004 as a result of the overall estimated losses expected under the assumed relationship.
      Research and Development. Research and development expenses consist primarily of headcount and headcount-related overhead costs incurred for both new product development and enhancements to our range of software and application products.
      We believe that research and development spending is critical to remain competitive in the marketplace. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are adequate to develop our technologies and product offerings.
      Research and development expenses for 2005 increased 14% from 2004 to $33.9 million. The increase was primarily a result of $4.3 million of additional headcount and headcount-related overhead costs associated with increased staffing. As a percentage of revenues, research and development expenses were 39% in both 2005 and 2004.
      Research and development expenses for 2004 increased 29% from 2003 to $29.7 million. As a percentage of revenues, research and development expenses increased to 39% in 2004 compared to 36% in 2003. The increases were attributable to increased headcount and headcount-related overhead costs and $1.2 million attributable to the inclusion of BettingCorp financial information for a full year.
      Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, headcount and headcount-related overhead costs, and travel costs.
      Sales and marketing expenses for 2005 decreased 24% from 2004 to $11.5 million. As a percentage of revenues, sales and marketing expenses decreased to 13% in 2005 compared to 20% in 2004. The decrease in 2005 is primarily attributable to a decrease in headcount, which reduced headcount and headcount-related overhead costs by $2.9 million, and a decrease in marketing costs of $0.7 million.
      Sales and marketing expenses for 2004 increased 9% from 2003 to $15.1 million. As a percentage of revenues, sales and marketing expenses decreased to 20% in 2004 compared to 21% in 2003. As a result of the expiration of our Wink agreement with DirecTV in December 2003, we reversed, in 2003, a $3.8 million accrual that we had made for development funds which we were not required to incur, resulting in a credit of that amount. Excluding this credit, sales and marketing expenses for 2004 decreased by $2.5 million from 2003. In 2004, we reduced marketing and trade show expenditures for our Wink products, which were offset by an increase of $0.8 million attributable to the inclusion of BettingCorp financial information for the full year.
      General and Administrative. General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
      General and administrative expenses for 2005 decreased 11% from 2004 to $15.9 million. As a percentage of revenues, general and administrative expenses decreased to 18% in 2005 compared to 23% in 2004. That decrease resulted from a decrease in litigation fees of $3.9 million, a decrease in facilities expenses and outside services costs of $1.7 million and a reduction in depreciation expenses of $0.9 million. The decrease was mostly offset by an increase in headcount-related overhead costs of $4.5 million.

      General and administrative expenses for 2004 increased 3% from 2003 to $17.9 million. As a percentage of revenues, general and administrative expenses decreased to 23% in 2004 compared to 27% in 2003. In 2004, there was an increase in litigation expenses of $1.8 million, resulting principally from patent litigation. This increase was partially offset by expense reductions of $1.3 million, of which $0.7 million was a reversal of accruals relating to acquisitions from prior years and $0.3 million was a reduction of the provision for doubtful accounts.
      Restructuring and Impairment Costs. During the last three years we undertook several initiatives to reduce operating expenses around the world. As a result of these actions, seven employees were included in termination plans in 2005, 22 employees in 2004 and 79 employees in 2003. Provision was also made for excess office space and the write-down of leasehold improvements and other property and equipment that was abandoned.
      During 2005, we recorded restructuring charges of $2.5 million, which included a first quarter restructuring and impairment provision of $0.4 million related to the closure of our Lexington, Massachusetts facility, a second quarter restructuring provision of $1.7 million for excess office space in New York, and a third quarter restructuring provision of $0.4 million for a workforce reduction in the United States and Switzerland.
      The provision in 2004 of $0.9 million included restructuring charges of $2.4 million which were offset by $1.5 million in reversals of excess accruals. The provision in 2003 of $6.6 million included restructuring charges of $7.7 million, which were offset by $1.1 million in reversals of excess accruals relating to prior year provisions.

Impairment and Amortization of Intangible Assets
      Intangible assets are amortized on a straight-line basis over the estimated useful life of two to 13 years. As noted above, cost of revenues includes amounts relating to the amortization of developed technologies and patents. Amortization of remaining other intangible assets was $1.7 million for 2005, $3.5 million for 2004 and $4.9 million for 2003. These decreases of $1.8 million and $1.4 million were due primarily to the expiration of the amortization period for certain intangibles. In the fourth quarter of 2003, we determined that an impairment of $1.5 million had occurred in the value of patents related to our acquisition of Cablesoft due to the absence of any current or future expected cash flow associated with the Cablesoft technologies.

Interest Income
      As a result of increased interest rates and a small overall increase in our investment portfolio and cash position, interest income for 2005 was $1.7 million compared with $0.9 million for 2004. In 2004, due to a decrease in our investment portfolio, interest income was $0.9 million, compared with $1.6 million for 2003.

Other Income and Expense Items
      For 2005, net other income of $3.8 million primarily included a gain of $3.1 million from the sale of a cost investment, and a gain of $0.5 million related to a contract amendment with Sun Microsystems for use of its Java technology in our products. That amendment reduced our payment obligation to Sun to an amount that was $0.5 million less than the amount we had previously accrued as a charge in 2004 in respect of that agreement.
      For 2004, net other income of $0.5 million primarily included a gain of $0.6 million from the settlement of certain litigation, offset by certain other expense items. For 2003, net other expenses of $1.1 million primarily included a charge of $0.9 million for the settlement of a dispute we assumed in connection with our acquisition of Wink.

Minority Interest
      In November 2000, we established Spyglass Integration, Inc., a co-owned venture with Motorola. We recorded a gain with respect to Motorola’s share of losses in this venture of $0.1 million for 2005, $0.5 million for 2004 and $0.2 million for 2003.

Income Taxes
      We estimate that we had United States federal tax loss carryforwards of approximately $319 million at the end of 2005, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Our income tax expense of $1.1 million for 2005 was primarily attributable to foreign and state taxes of $1.4 million. These were offset by a benefit resulting from a reduction in our valuation allowance for Swiss deferred tax assets where management believes it is more likely than not that the benefit will be realized.
      Our income tax benefit was $0.8 million for 2004, which included credits of $1.9 million primarily due to tax refunds in the United Kingdom, a favorable settlement of a tax audit in France, and the reversal of a federal and state tax liability previously recorded by an acquired company following the expiration of the statute of limitations, offset by a provision of $1.1 million for foreign and state taxes. Income tax expense was $1.3 million for 2003.
Business Segment Results
      Our chief operating decision maker is our Chief Executive Officer. In 2004, we replaced our Chief Executive Officer and appointed several new senior executives. As part of that management change, we reorganized our reporting units to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our management assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
      Our middleware and integrated technologies business includes our middleware products and the related technologies that are customarily integrated as “extensions” of that middleware. Our applications business includes our PlayJam, advanced advertising and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other wagering gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our evolving Participation TV product that is based on the Ultimate One technology.
      Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define “contribution margin,” for these purposes, as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, other persons could assess such matters in ways different than the company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions, including unallocated corporate overhead costs, income tax and interest, result in a definition of “contribution margin” that does not take into account the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. Unallocated corporate overhead costs include headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, legal and audit costs not considered directly allocable to individual business segments. While we may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.
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
      Revenues by segment were as follows (in millions):

	Year Ended December 31,

	2005	%	2004	%	2003	%

Middleware and Integrated Technologies
Royalties and licenses	$54.4	62%	$48.8	63%	$28.0	43%
Services and other	13.9	16%	14.3	19%	21.6	34%

Subtotal — Middleware and Integrated Technologies	68.3	78%	63.1	82%	49.6	77%
Applications
Royalties and licenses	$0.7	1%	$0.1	0%	$0.7	1%
Services and other	13.4	15%	12.0	16%	13.6	21%

Subtotal — Applications	14.1	16%	12.1	16%	14.3	22%
BettingCorp
Royalties and licenses	$—	0%	$—	0%	$—	0%
Services and other	5.0	6%	2.0	2%	0.3	1%

Subtotal — BettingCorp	5.0	6%	2.0	2%	0.3	1%

Total Revenues	$87.4	100%	$77.2	100%	$64.2	100%

Middleware and Integrated Technologies
      Revenues from the middleware and integrated technologies business for 2005 increased 8% from 2004 to $68.3 million. In 2004, revenues from the middleware and integrated technologies business increased 27% from 2003 to $63.1 million. In 2005 and 2004, increased royalties and licenses offset a decline in services and other revenues. Royalties and licenses from set-top box shipments and other product sales accounted for 80% of segment revenues in 2005, 77% in 2004 and 56% in 2003. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2005 and 2004 due to the additional shipments and amortization described under “Royalties and licenses” above.
      Services and other consists primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training. This category accounted for 20% of segment revenues in 2005, a decrease from 23% in 2004, and a decrease from 44% in

2003. The decrease was due to fewer professional services projects, primarily due to the discontinuance of ongoing services to Motorola in 2004.

Applications
      Revenues from the applications business for 2005 increased 17% to $14.1 million. In 2004, revenues from the applications business decreased 15% to $12.1 million. For 2005, PlayJam games fees accounted for 65% of segment revenues, a decrease from 91% in 2004. We experienced a decrease of $1.9 million in PlayJam games channel fees in 2005 as a result of competitive pressures and a reduction of our PlayJam games offerings in France that we initiated in 2005. Advertising revenue increased $1.6 million in 2005, of which $0.7 million was attributable to increased royalties and licenses and $0.9 million was attributable to increased services and other revenue. Nearly all of that $1.6 million increase was due to the acquisition of CAM Systems in September 2005, as further described in Note 3 of our Consolidated Financial Statements. We did not recognize any programming fees for NASCAR in 2004. As described above, we renegotiated our NASCAR production agreement in 2004 and, as a result, recognized $1.8 million of additional revenue for this service in 2005. Revenues from the applications business for 2004 were $12.1 million, a decrease of $2.2 million, or 15%, from $14.3 million in 2003. For 2004, PlayJam games channel fees accounted for 91% of the applications segment revenues. Our PlayJam games channel fees decreased by $0.3 million from 2003 to 2004 due to competitive pressures, which offset favorable currency exchange rates. In addition, there were decreases in revenue related to the customers acquired with the 2002 acquisition of Wink.

BettingCorp
      Revenues from the BettingCorp business for 2005 increased 150% to $5.0 million. This increase was primarily due to increased service usage on BSky and due to increases in professional services from other customers. Revenues from the BettingCorp business for 2004 were $1.7 million higher than in 2003, primarily as a result of including financial information for BettingCorp for the full year in 2004.

Contribution Margins by Segment
      Total contribution margin by segment, as reconciled to net loss on a GAAP basis, was as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Contribution Margin:
Middleware and Integrated Technologies	28.8	26.3	17.7
Applications	(4.4)	(6.8)	(17.9)
BettingCorp	(4.8)	(4.5)	(1.5)

Total Contribution Margin	19.6	15.0	(1.7)
Unallocated corporate overhead	(20.4)	(29.1)	(26.3)
NASCAR amendment	—	4.6	—
BSkyB Contract amendment	—	—	1.2
DirectTV Market development costs	—	—	3.8
Restructuring and impairment costs	(2.6)	(0.9)	(6.6)

	Year Ended December 31,

	2005	2004	2003

Depreciation and amortization	(3.8)	(5.9)	(7.5)
Amortization of intangible assets	(5.8)	(8.2)	(14.7)
Amortization of share-based compensation	—	—	(0.2)
Interest income	1.7	0.8	1.6
Other income/ (expense)	3.8	0.5	(1.1)
Minority interest	0.1	0.5	0.2
Impairment of intangible assets	—	—	(1.5)

Loss before income taxes	(7.4)	(22.7)	(52.8)
Income tax (expense)/ benefit	(1.1)	0.8	(1.3)

Net loss	$(8.5)	$(21.9)	$(54.1)

Middleware and Integrated Technologies
      Total contribution margin for the middleware and integrated technologies business increased in both 2005 and 2004, primarily as a result of higher revenues in each year, which were only partially offset by increased costs in that segment. Middleware and integrated technology costs consist primarily of headcount and headcount-related overhead costs and consulting and subcontractor costs associated with billable professional services engagements.

Applications
      Total contribution loss for the applications business improved in 2005, primarily as a result of increased revenues, including revenues from our acquisition of CAM Systems, as described above. Contribution loss for the applications business improved significantly from 2003 to 2004 due mostly to reduced operating expenses.

BettingCorp
      Total contribution loss for the BettingCorp business increased in 2005. Although revenue increased as described above, associated bandwidth and revenue shares increased proportionately, in addition to other operating expenses. Contribution loss for the BettingCorp business increased from 2003 to 2004 as a result of BettingCorp’s inclusion in our financial results for the full year in 2004.
Deferred Revenue
      When we apply our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred, principally in terms of SOP 97-2, SOP 81-1 and SAB 104. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services.
      Beginning in 2004, we entered into multiple-element arrangements for products and services with customers including UGC (which has been acquired by Liberty Global), FOXtel, Austar, PartiTV and Comcast. Portions of the amounts that we have invoiced to UGC, FOXtel and Austar under those agreements have been deferred and will be included as revenue over time in our Middleware and Integrated Technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our Applications business. Portions of the amounts that we have invoiced to PartiTV under our agreements with them will be included as revenue over time in our BettingCorp business.
      The arrangements with these customers included maintenance and support, for which evidence of fair value did not exist. In addition, several of these arrangements provided for the delivery of specified future products, for which evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided. As we noted above in our discussion of royalties, our EchoStar royalty revenues, which are included as revenues in our Middleware and Integrated Technologies business, are also being amortized over the seven-year term of our EchoStar agreements, with a portion of those reported royalty amounts currently reflected in our deferred revenue amounts.
      As of December 31, 2005, we recorded $22.6 million in deferred revenue compared with $17.1 million at the end of 2004. Of that total deferred amount at December 31, 2005, $17.7 million, or 78%, was deferred as a result of the arrangements with EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast described in the preceding paragraphs. These deferred amounts as of December 31, 2005 do not reflect any additional future middleware deployments or additional license sales. The remaining $4.9 million, or 22%, of our deferred revenue as of December 31, 2005 was principally attributable to other maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.
      Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $18.7 million of unearned revenue at December 31, 2005 resulting from the EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast arrangements:

Expected Recognition
Year Ending December 31,	of Unearned Revenue

(In millions)
2006	$10.9
2007	3.1
Thereafter	3.7

$17.7

      As noted in our critical accounting policies, our assumptions and judgments regarding future products and services could differ from actual events. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition, may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with GAAP, there can be no assurance that the conditions to recording that revenue will be satisfied.
Liquidity and Capital Resources
      We expect to be able to fund our operating and capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Because we cannot be certain that our assumptions about our business or the interactive television market in general will prove to be accurate, our funding requirements may differ from our current expectations.
      As of December 31, 2005, we had cash and cash equivalents of $47.2 million, which was an increase of $11.6 million from the prior year. Cash and cash equivalents as of December 31, 2004 and 2003 were $35.6 million and $47.7 million, respectively. Taking into account short-term and long-term marketable debt securities of $17.3 million, our cash, cash equivalents and marketable debt securities were $64.5 million as of December 31, 2005 compared to $63.0 million as of December 31, 2004 and $73.5 million as of December 31, 2003. The mix of cash and short-term and longer-term securities may change in the future as we make decisions regarding the composition of our investment portfolio. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll, general operating expenses and cost of revenues.
      Our cash balances as of December 31, 2005 were positively affected by a $9.7 million increase in cash from investing activities, which included $7.1 million in cash received from the sale of a private cost investment and by net cash generated from operating activities of $2.4 million. Our cash balances as of December 31, 2004, were positively affected by $4.1 million in cash from the sale by the former owners of BettingCorp of OpenTV shares they had received in the acquisition of BettingCorp at a price above that which the company had guaranteed, and the release from escrow of $6.9 million that had previously secured our obligations under that price guarantee we had provided BettingCorp.

      Cash generated from operating activities was $2.4 million for 2005, compared with cash used in operating activities of $16.2 million for 2004 and $42.5 million for 2003. Increased revenues and reduced operating expenses resulted in a significantly reduced net loss for 2005. In addition, favorable working capital movements also improved operating cash flows by $4.1 million, primarily as a result of increased deferred revenues of $6.0 million which offset other working capital changes of $1.9 million. In 2004 and 2003, cash uses were primarily for our continuing operating losses, including restructuring payments.
      For 2005, net cash provided from investing activities was $9.7 million. In the fourth quarter of 2005, we received $7.1 million from the sale of a private cost investment. In addition, net sales of marketable debt securities of $10.1 million were used to fund the $4.2 million cash portion of our acquisition costs for the cable TV advertising assets of CAM Systems, and to also fund capital equipment expenditures for our company. For 2004, net cash provided from investing activities was $0.3 million. In the fourth quarter of 2004, we received $4.1 million from the BettingCorp liquidity guarantee described above. In 2004, $2.1 million was used for capital expenditures. Cash provided from investing activities was $48.2 million for 2003, primarily due to the sale of marketable debt securities. In 2003, uses of cash included $10.1 million for acquisitions and $2.9 million for capital expenditures.
      For 2004, cash provided from financing activities was $3.5 million due to proceeds from the exercise of stock options. For 2003, cash provided from financing activities was $3.3 million due to proceeds from the exercise of stock options and a capital contribution to fund management retention payments from our former controlling stockholder, MIH Limited.
      We use professional investment management firms to manage most of our invested cash. The portfolio consists of highly liquid, high-quality investment grade securities of the United States government and agencies, corporate notes and bonds and certificates of deposit that predominantly have maturities of less than three years. All investments are made in accordance with our written investment policy, which has been approved by our Board of Directors.
Commitments and Contractual Obligations
      Information as of December 31, 2005 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

					Due in
		Due in	Due in	Due in	2011 or
	Total	2006	2007-2008	2009-2010	After

Operating leases obligations	$15.0	$4.0	$7.1	$3.8	$0.1
Noncancellable purchase obligations	2.2	2.1	0.1	—	—

Total contractual obligations	$17.2	$6.1	$7.2	$3.8	$0.1

      We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.4 million over the current remaining life of those leases, beginning in 2006. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.
      In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2005 were $2.1 million and $0.1 million for the years ending December 31, 2006 and 2007 respectively. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

      As of December 31, 2005, we had three standby letters of credit aggregating approximately $2.0 million that were issued to landlords and sublessee at two of our leased properties, against which two certificates of deposit aggregating $2.0 million and approximately $0.5 million of restricted cash were pledged as collateral.
      On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. As of the date of this Annual Report on Form 10-K, we have determined that no adjustments will be required to the purchase price based on the trading value of our Class A ordinary shares through the adjustment period.
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

      The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2005 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of December 31,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2005	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$17,243	$17,368	$17,118	$17,493	$16,993
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
Foreign Currency Exchange Rate Risk
      We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. A majority of our worldwide customers are invoiced and make payments in United States dollars, with the remainder invoiced by our non-United States business units under contracts that require payments to be remitted in local currency.
      We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during 2005. We expect over time, however, that a more significant number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2006 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.

Item 8.	Financial Statements and Supplementary Data
      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable

Item 9A.	Controls and Procedures

a. Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2005.
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
      A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management assessed the effectiveness of the Company’s Internal Control as of December 31, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control-Integrated Framework and identified the following material weaknesses as of December 31, 2005:

•	The Company’s financial reporting process did not provide for effective account analysis for certain financial statement accounts. Specifically, the accounting for accruals, long-term other assets, and deferred-tax assets was not adequately analyzed. This material weakness resulted in errors, which were material in the aggregate, in the Company’s preliminary 2005 financial statements.

•	The Company did not have sufficient personnel with adequate technical expertise to analyze effectively, and review in a timely manner, its accounting for revenue and income taxes. These material weaknesses resulted in material errors in the Company’s accounting for: (a) certain complex multiple-element software license and professional service arrangements; and (b) income taxes and related financial statement note disclosures.
      Based on the material weaknesses described above, management has concluded that, as of December 31, 2005, the Company’s Internal Control was not effective.
      KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s Internal Control, which begins on page 50 of this Annual Report on Form 10-K.

b. Correction of Material Errors in Consolidated Financial Statements.
      Management corrected all material errors prior to the issuance of the Company’s 2005 audited financial statements. None of the errors referred to in the Company’s report in Item 9A.a. above required a change in any of the Company’s prior Consolidated Financial Statements.

c. Evaluation of Disclosure Controls and Procedures.
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
      As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described in our report on Internal Control over Financial Reporting set forth above, we have identified material weaknesses as of December 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses identified, the Company’s Disclosure Controls, as of December 31, 2005, were not effective.

d. Changes in Internal Control Over Financial Reporting
      We identified the material weaknesses set forth below in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). In response to those material weaknesses, we initiated certain changes in our Internal Control during 2005, and in the fourth quarter of 2005, we continued to implement the specific changes described below. Those changes included the introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. To help effect those changes, the Company hired a new Chief Financial Officer in May 2005, added additional staff to its financial department and also appointed a new Controller in the summer of 2005. We believe that we have improved overall controls and procedures based on the foregoing changes, although we have not been able to remediate all of the deficiencies identified in 2004 as described below.

1) Certain Duties within the Company’s Financial Group were not Properly Segregated
      As we noted in our 2004 10-K, the Company’s controller had the ability to direct other personnel within the finance group to initiate and enter manual journal entries in the Company’s books and records without authorization or review by other members of the financial organization. We implemented new procedures during 2005 that require the Company’s Chief Financial Officer, or another senior financial officer within our finance department, to perform a detailed review of any and all non-recurring manual journal entries above a certain dollar threshold and also to review all journal entries that are directed by the Company’s Controller. The Company’s Chief Financial Officer was also charged with responsibility for undertaking a reasonable review of all other non-recurring journal entries, to ensure that all such entries are fully and properly authorized and reviewed. As a result of the foregoing changes in Internal Control, management believes that it had remediated this material weakness as of December 31, 2005.

2) Certain Controls Associated with the Financial Reporting and Close Process were not Effective
      As we noted in our 2004 10-K:

•	Management’s review of certain year-end accruals was not effective in 2004. Specifically, this review did not identify that an accrual was not adequately supported by reasonable assumptions and sufficient documentation. We implemented new procedures during 2005 that require the Company’s financial group to collect, analyze and monitor all necessary and relevant supporting documentation for accrual balances and any adjustments. We also introduced additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. As noted above in Item 9A.a., management has identified a material weakness as of December 31, 2005 related to its analysis of certain financial statement accounts in connection with the financial reporting process. Management has concluded that it had not remediated the deficiency described in this paragraph as of December 31, 2005.

•	Management’s ineffective review of certain detailed schedules prepared in connection with the Company’s financial reporting process for 2004 to support the Company’s financial statements and related note disclosures led to errors in the statement of cash flows, lease commitments and tax notes and required modification of those notes as included in the our 2004 audited financial statements. We implemented certain changes in our Internal Control during 2005, including the introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. As a result of the foregoing changes in Internal Control, management believes that it had remediated this material weakness as of December 31, 2005.

•	The Company did not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters. As a result, the Company inappropriately applied the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS No. 142) in conducting its annual analysis for potential impairment that led to an error in the accounting for goodwill that was identified and subsequently corrected. The Company hired a new Chief Financial Officer in May 2005, added additional staff to its financial department and also appointed a new Controller in the summer of 2005. Management did not identify any errors associated with the application of SFAS 142 in 2005. As noted above in Item 9A.a., however, management has identified the lack of sufficient internal personnel with adequate technical expertise to analyze effectively, and review in a timely manner, its accounting with respect to certain complex multiple-element software license and professional service arrangements and income taxes and related financial statement note disclosures as a material weakness at December 31, 2005. Management has concluded that it had not remediated the deficiency described in this paragraph as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
OpenTV Corp.:
      We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2005” (Item 9A.a.), that OpenTV Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OpenTV Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•	The Company’s financial reporting process did not provide for effective account analysis for certain financial statement accounts. Specifically, the accounting for accruals, long-term other assets, and deferred-tax assets was not adequately analyzed. This material weakness resulted in errors, which were material in the aggregate, in the Company’s preliminary 2005 financial statements.

•	The Company did not have sufficient personnel with adequate technical expertise to analyze effectively, and review in a timely manner, its accounting for revenue and income taxes. These material weaknesses resulted in material errors in the Company’s accounting for: (a) certain complex multiple-element software license and professional service arrangements; and (b) income taxes and related financial statement note disclosures.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 30, 2006 which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that OpenTV Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, OpenTV Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
San Francisco, California
March 30, 2006

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of OpenTV
      The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled “Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements Included in Part II of this Report:

(2)	Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

2.1		Asset Purchase Agreement, dated as of September 7, 2005, by and among OpenTV Corp., OpenTV Advertising Holdings, Inc., CAM Systems, L.L.C., StarNet, L.P., StarNet Management, L.L.C., H. Chase Lenfest, H.F. Lenfest and HCL Family Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on September 9, 2005).
3	.1*	Amended and Restated Memorandum of Association of OpenTV Corp.
3.2		Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002).
4.1		Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).
10.1		Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 16, 2005 (the “2005 10-K”)).
10.2		OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”).
10.3		OpenTV Corp.’s Amended and Restated 1999 Share Option/ Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).
10.4		Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).
10.5		Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).
10.6		Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).
10.7		First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).

10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).
10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).
10.10	Convertible Preferred Stock Purchase Agreement between OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the Second F-1 Amendment).
10.11	Convertible Preferred Stock and Warrant Purchase Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated and TWI-OTV Holdings, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the First F-1 Amendment).
10.12	Exchange Agreement between OpenTV Corp., OpenTV, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.12 to the First F-1 Amendment).
10.13	Investors’ Rights Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd., dated October 23, 1999 (incorporated by reference to Exhibit 10.14 to the Second F-1 Amendment).
10.14	Amended and Restated Stockholders’ Agreement among OpenTV Corp., OpenTV, Inc., OTV Holdings Limited, Sun Microsystems, Inc. and Sun TSI Subsidiary, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.15 to the Second F-1 Amendment).
10.15	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).
10.16	Registration Rights Agreement by and among OpenTV Corp., General Instrument Corporation and Cable Soft Communications, Inc. dated November 13, 2000 (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 1, 2000).
10.17	Marketing Agreement dated as of January 22, 2001 by and between British Sky Broadcasting Limited and OpenTV, Inc. (incorporated by reference to Exhibit 4.22 to the 2000 20-F).
10.18	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 4.23 to the 2000 20-F).
10.19	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).
10.20	Letter Agreement between MIH Limited and OpenTV Corp. dated May 8, 2002 (incorporated by reference to Exhibit 4.34 to the 2001 20-F).
10.21	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002, by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).
10.22	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp.(File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).
10.23	Letter Agreement between OpenTV, Inc. and Mark Allen dated July 9, 2004. (incorporated by reference to Exhibit 10.23 to the 2005 10-K).
10.24	Letter Agreement between OpenTV, Inc. and Mazin Jadallah dated July 26, 2004. (incorporated by reference to Exhibit 10.24 to the 2005 10-K).
10.25	Form of Incentive Stock Option Agreement for OpenTV Corp. Amended and Restated 1999 Share Option/ Share Issuance Plan. (incorporated by reference to Exhibit 10.25 to the 2005 10-K).
10.26	Form of Nonstatutory Stock Option Agreement for OpenTV Corp. 2001 Nonstatutory Stock Option Plan. (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.27	Form of Incentive Stock Option Agreement for OpenTV Corp. 2003 Incentive Plan. (incorporated by reference to Exhibit 10.27 to the 2005 10-K).

10.28		Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Vincent Dureau (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K of OpenTV Corp. (the “2005 Current Report”), as filed with the Securities and Exchange Commission on April 1, 2005).
10.29		Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Joel Hassell (incorporated by reference to Exhibit 10.29 to the 2005 Current Report).
10.30		Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Wesley Hoffman (incorporated by reference to Exhibit 10.30 to the 2005 Current Report).
10.31		Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Scott Wornow (incorporated by reference to Exhibit 10.31 to the 2005 Current Report).
10.32		Letter Agreement, dated March 30, 2005, between OpenTV Corp. and Richard Hornstein (incorporated by reference to Exhibit 10.32 to the 2005 Current Report).
10.33		Offer Letter to Shum Mukherjee dated May 27, 2005 (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on May 31, 2005).
10.34		Employment Agreement, dated as of March 23, 2004, between OpenTV Corp. and James Chiddix (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on May 10, 2004).
10.35		Offer Letter to Tim Evard dated December 1, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 17, 2004).
10.36		OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Annex A to the 2005 Proxy Statement on Schedule 14A of OpenTV Corp., as filed with the Securities and Exchange Commission on October 14, 2005).
10.37		Form of Incentive Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on December 21, 2005 (the “2005 S-8”)).
10.38		Form of Non-Qualified Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.4 to the 2005 S-8).
10.39		Form of Independent Director Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.5 to the 2005 S-8).
10.40		Registration Rights Agreement, dated as of September 7, 2005, by and among OpenTV Corp., CAM Systems, L.L.C. and StarNet, L.P. (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 7, 2005).
10.41		Letter Agreement, dated February 10, 2006, between OpenTV Corp. and Liberty Media Corporation (incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on February 13, 2006).
18.1		Letter from KPMG LLP dated March 12, 2004 regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K of OpenTV Corp. for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

/s/ James A. Chiddix

James A. Chiddix
Chairman and Chief Executive Officer
Dated: March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ James A. Chiddix James A. Chiddix	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Shum Mukherjee Shum Mukherjee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

/s/ Robert R. Bennett Robert R. Bennett	Director	March 30, 2006

/s/ J. Timothy Bryan J. Timothy Bryan	Director	March 30, 2006

/s/ Jerry Machovina Jerry Machovina	Director	March 30, 2006

/s/ J. David Wargo J. David Wargo	Director	March 30, 2006

/s/ Anthony G. Werner Anthony G. Werner	Director	March 30, 2006

/s/ Michael Zeisser Michael Zeisser	Director	March 30, 2006

PART IV
OPENTV CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OpenTV Corp.:
      We have audited the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OpenTV Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
March 30, 2006

OPENTV CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$47,229	$35,660
Short-term marketable debt securities	9,030	1,986
Accounts receivable, net of allowance for doubtful accounts of $305 and $559 at December 31, 2005 and 2004, respectively	16,873	17,797
Prepaid expenses and other current assets	4,638	3,073

Total current assets	77,770	58,516
Long-term marketable debt securities	8,213	25,374
Property and equipment, net	5,863	6,858
Goodwill	80,124	70,466
Intangible assets, net	27,150	25,108
Other assets	2,945	6,089

Total assets	$202,065	$192,411

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,361	$3,870
Accrued liabilities	18,568	22,363
Accrued restructuring	1,931	1,394
Due to Liberty Media	182	388
Current portion of deferred revenue	14,193	10,520

Total current liabilities	39,235	38,535
Long-term liabilities:
Deferred rent	1,404	1,553
Deferred revenue	8,391	6,563

Total long-term liabilities	9,795	8,116

Total liabilities	49,030	46,651
Commitments and contingencies (Note 13)
Minority interest	523	585
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 98,105,119 and 91,552,293 shares issued and outstanding, including treasury shares, at December 31, 2005 and 2004, respectively	2,230,398	2,213,951
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	470,596	470,453
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	(2)	(10)
Accumulated other comprehensive income	(265)	523
Accumulated deficit	(2,584,130)	(2,575,657)

Total shareholders’ equity	152,512	145,175

Total liabilities, minority interest and shareholders’ equity	$202,065	$192,411

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Royalties and licenses	$55,083	$48,857	$28,648
Services and other	32,297	28,312	35,549

Total revenues(1)	87,380	77,169	64,197
Cost of revenues:
Royalties and licenses	6,393	8,210	10,672
Services and other(2)	28,409	31,054	39,701

Total cost of revenues	34,802	39,264	50,373

Gross profit	52,578	37,905	13,824
Operating expenses:
NASCAR amendment (Note 8)	—	(4,600)	—
Research and development(3)	33,903	29,753	23,082
Sales and marketing(4)	11,448	15,103	13,833
General and administrative(5)	15,904	17,876	17,407
Restructuring and impairment costs	2,545	893	6,587
Amortization of intangible assets	1,738	3,506	4,889
Impairment of intangible assets	—	—	1,497

Total operating expenses	65,538	62,531	67,295

Loss from operations	(12,960)	(24,626)	(53,471)
Interest income	1,678	858	1,572
Other income/ (expense), net	3,823	499	(1,103)
Minority interest	62	490	171

Loss before income taxes	(7,397)	(22,779)	(52,831)
Income tax (expense)/ benefit	(1,076)	817	(1,263)

Net loss	$(8,473)	$(21,962)	$(54,094)

Net loss per share, basic and diluted:	$(0.07)	$(0.18)	$(0.57)

Shares used in per share calculation, basic and diluted	124,812,584	121,308,965	94,818,278

(1)	Inclusive of $10, $52 and $1,107 of related party revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Inclusive of $8, $25 and $55 of share-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Inclusive of $0, $1 and $59 of share-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Inclusive of $0, $0 and $24 of share-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)	Inclusive of $0, $0 and $33 of share-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

								Accumulated
								Other
	Class A		Class B		Additional		Deferred	Comprehensive			Other
					Paid-In	Treasury	Share-based	Income	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	(Loss)	Deficit	Total	Loss

Balances, December 31, 2002	41,587,033	$2,143,124	30,631,746	$35,953	$461,263	$(16)	$(221)	$494	$(2,499,601)	$140,996
Share options exercised	1,526,637	2,453	—	—	(13)	—	—	—	—	2,440
Shares issued for employee and director compensation	125,155	160	—	—	—	—	—	—	—	160
Cashless exercise of stock options	73,332	140	—	—	—	—	—	—	—	140
Shares issued for ACTV acquisition	41,648,399	54,559	—	—	3,948	—	(36)	—	—	58,471
Shares issued for BettingCorp acquisition	3,225,063	6,934	—	—	—	—	—	—	—	6,934
Shares issued for purchase of minority interest	675,676	1,000	—	—	—	—	—	—	—	1,000
Shares issued in exchange for OpenTV, Inc. shares	115,417	—	—	—	277	—	—	—	—	277
Shares retired	(7,162)	—	—	—	—	—	—	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	—	171	—	—	171
Reversal of deferred share-based compensation due to employee terminations	—	—	—	—	(50)	—	50	—	—	—
Capital contribution from MIH Limited	—	—	—	—	793	—	—	—	—	793
Purchase of treasury shares	—	—	—	—	10	(22)	—	—	—	(12)
Reclassification for realized gains from sale of marketable debt securities, net of income taxes	—	—	—	—	—	—	—	(246)	—	(246)	$(246)
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(264)	—	(264)	(264)
Foreign currency translation gains	—	—	—	—	—	—	—	217	—	217	217
Net loss	—	—	—	—	—	—	—	—	(54,094)	(54,094)	(54,094)

Balances, December 31, 2003	88,969,550	2,208,370	30,631,746	35,953	466,228	(38)	(36)	201	(2,553,695)	156,983	$(54,387)

Share options exercised	1,852,898	3,448	—	—	16	—	—	—	—	3,464
Shares issued for employee bonus	578,917	1,731	—	—	—	—	—	—	—	1,731
Shares issued for employee and director compensation	52,280	172	—	—	63	—	—	—	—	235
Shares issued to Liberty Media as dividend (Note 14)	76,982	230	—	—	—	—	—	—	—	230
Shares issued in exchange for OpenTV, Inc. shares	21,666	—	—	—	68	—	—	—	—	68
Amortization of deferred share-based compensation	—	—	—	—	—	—	26	—	—	26
Proceeds from BettingCorp liquidity guarantee	—	—	—	—	4,078	—	—	—	—	4,078
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(115)	—	(115)	$(115)
Foreign currency translation gains	—	—	—	—	—	—	—	437	—	437	437
Net loss	—	—	—	—	—	—	—	—	(21,962)	(21,962)	(21,962)

Balances, December 31, 2004	91,552,293	$2,213,951	30,631,746	$35,953	$470,453	$(38)	$(10)	$523	$(2,575,657)	$145,175	$(21,640)

Share options exercised	145,764	183	—	—	—	—	—	—	—	183
Shares issued for employee bonus	1,162,180	3,180	—	—	—	—	—	—	—	3,180
Shares issued for employee and director compensation	12,420	34	—	—	117	—	—	—	—	151
Shares issued in connection with acquisition of CAM Systems	5,221,462	13,050	—	—	—	—	—	—	—	13,050
Shares issued in exchange for OpenTV, Inc. shares	11,000	—	—	—	26	—	—	—	—	26
Amortization of deferred share-based compensation	—	—	—	—	—	—	8	—	—	8
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	3	—	3	$3
Foreign currency translation losses	—	—	—	—	—	—	—	(791)	—	(791)	(791)
Net loss	—	—	—	—	—	—	—	—	(8,473)	(8,473)	(8,473)

Balances, December 31, 2005	98,105,119	$2,230,398	30,631,746	$35,953	$470,596	$(38)	$(2)	$(265)	$(2,584,130)	$152,512	$(9,261)

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows provided from/(used in) operating activities:
Net loss	$(8,473)	$(21,962)	$(54,094)
Adjustments to reconcile net loss to net cash provided from/(used in) operating activities:
Impairment of intangible assets	—	—	1,497
Depreciation and amortization of property and equipment	3,843	5,941	7,490
Amortization of intangible assets	5,758	8,228	14,679
Amortization of share-based compensation	8	26	171
Non-cash employee compensation	151	1,089	889
(Reduction in)/provision for doubtful accounts	(142)	(187)	168
Non-cash impairment costs	602	1,020	532
Gain on sale of cost investment	(3,126)	—	—
Minority interest	(62)	(490)	(171)
Changes in operating assets and liabilities:
Accounts receivable	1,066	(5,327)	(1,454)
Prepaid expenses and other current assets	(991)	1,024	602
Other assets	(1,107)	7,289	2,308
Accounts payable	491	(1,948)	(923)
Accrued liabilities and deferred rent	(1,037)	(6,273)	(5,558)
Accrued restructuring	537	(6,395)	(11,873)
Due to Liberty Media	(206)	(242)	(526)
Deferred revenue	5,051	2,033	3,777

Net cash provided from/(used in) operating activities	2,363	(16,174)	(42,486)
Cash flows provided from investing activities:
Purchase of property and equipment	(3,075)	(2,070)	(2,944)
Sale of assets	—	—	1,000
Cash (used in)/provided from acquisitions, net of cash acquired (Note 3)	(4,199)	4,078	(10,130)
Proceeds from sale of cost investment	7,126	—	—
Proceeds from sale of marketable debt securities	40,155	22,541	111,697
Purchase of marketable debt securities	(30,035)	(24,267)	(51,384)
Private equity investments	(300)	—	—

Net cash provided from investing activities	9,672	282	48,239
Cash flows provided from financing activities:
Proceeds from issuance of ordinary shares	183	3,464	2,466
Capital contribution from MIH Limited	—	—	793

Net cash provided from financing activities	183	3,464	3,259
Effect of exchange rate changes on cash and cash equivalents	(649)	341	167

Net increase/ (decrease) in cash and cash equivalents	11,569	(12,087)	9,179
Cash and cash equivalents, beginning of year	35,660	47,747	38,568

Cash and cash equivalents, end of year	$47,229	$35,660	$47,747

Supplemental disclosure of cash flow information:
Cash (paid)/received for income taxes	$(1,088)	$(451)	$150

Non-cash investing and financing activities
Value of shares issued in connection with acquisitions and establishment of companies and intangible assets	$—	—	$61,493

Value of shares issued for purchase of minority interest	$—	$—	$1,000

Deferred compensation arising from issuance of options	$—	$—	$36

Value of bonus shares issued to employees	$3,180	$1,731	$—

Value of shares issued in connection with acquisition of CAM Systems (Note 3)	$13,050	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1.	Ownership and Business of OpenTV
      We were formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary.
      On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty Media”) completed a transaction in which Liberty Media acquired a controlling interest in us. As of December 31, 2005, Liberty Media’s total ownership represented approximately 30.6% of the economic interest and approximately 77.6% of the voting power of our ordinary shares on an undiluted basis.
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
      Certain amounts in the consolidated financial statements for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Management Estimates
      The preparation of financial statements and related disclosures in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenues, the accounting for the allowance for doubtful accounts, depreciation and amortization, investment valuation, goodwill and long-lived assets valuation, restructuring accruals, taxes and contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents
      Cash and cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid instruments with original or remaining maturities of three months or less at the date of purchase and money market funds to be cash equivalents.

Marketable Debt Securities
      Our policy is to minimize risk by investing in investment grade securities which earn returns based on current interest rates.
      We classify all marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, our marketable debt securities are carried at fair value as of the balance sheet date. Short-term marketable debt securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable debt securities have remaining maturities at the balance sheet date of greater than one year.
      Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in the statement of shareholders’ equity. Additionally, realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification cost method. It is our policy to

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
review our marketable debt securities classified as short-term and long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, it is our policy to write down these debt investments to the market value and record the related write-down as an investment loss on our consolidated statements of operations.

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

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the estimated useful life of the asset, whichever is shorter.
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

Long-Term Private Equity Investments
      We invest in equity and debt instruments of privately-held companies for business and strategic objectives, and typically we do not attempt to reduce or eliminate the inherent market risks of these investments. These investments are included in other assets and are accounted for under the cost method when we do not have the ability to exercise significant influence over operations. When we have the ability to exercise significant influence over operations, investments are accounted for under the equity method. We perform periodic reviews of these investments for impairment. Our investments in privately-held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that there has been a decline in the fair value that is other than temporary and that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, need for additional financing and prospects for liquidity of the related securities. Impaired investments in privately-held companies are written down to estimated fair value, which is the amount we believe is recoverable from the investment.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets
      In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.
      We completed our annual goodwill impairment test during the fourth quarter of fiscal 2005 and determined that the carrying amount of goodwill was not impaired.
      SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      Intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from two to thirteen years.

Long-Lived Assets
      We account for long-lived assets under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires us to review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value.

Revenue Recognition
      We derive revenue from two primary sources: (i) royalties and licenses and (ii) services and other.
      Royalties and licenses. In accordance with Statement of Position (SOP) 97-2, we generally recognize royalties upon notification of shipment or activation of our software in set-top boxes and other products by licensees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable. For non-refundable prepaid royalties, we recognize revenue upon delivery of software provided that all other requirements of SOP 97-2 have been met. In accordance with SOP 97-2, we recognize license fees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable.
      Services and other. Professional services from software development contracts, customization services and implementation support are recognized generally on the percentage of completion basis in accordance with the provisions of SOP 81-1. If a contract involves the provision of multiple service elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the contract accounting services are complete. If the arrangement includes the future delivery of specified future software products, we recognize revenue on the completed contract method, upon

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
delivery of the services and such specified deliverables. If total costs are estimated to exceed the relative fair value for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.
      We also receive services fees from the use of our PlayJam games channel, interactive advertising fees, net betting and gaming transactions and revenue shares received for advertising and other interactive services. These revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
      For contracts with multiple obligations (e.g. maintenance and other services), and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual method as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally, we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support fees are generally made in advance and are non-refundable. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.
      In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or acting as an agent in the transaction. In determining whether we serve as principal or agent, we follow the guidance in Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
      Under the PlayJam brand, we derive revenue as consumers interact with our games channels in the United Kingdom, France and the United States. We receive fees primarily from premium rate telephone calls that are placed by consumers in the UK and France using either the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. Premium rate telephony charges are recorded as revenue upon notification from the telecommunications companies. In the United States, we receive a revenue share from EchoStar in connection with its distribution of our PlayJam games channel.
      Net betting and gaming fees are derived from customers wagering on casino games offered on our casino channel. Incentives and jackpots are deducted to arrive at net betting and gaming revenues.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under multiple-element arrangements where the only undelivered element is maintenance and support and vendor-specific objective evidence does not exist, the entire arrangement fee is recognized ratably over either the contractual maintenance and support period, or the period during which maintenance and support is expected to be provided.
      In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” In accordance with EITF No. 01-09, we account for cash consideration given to customers, for which we do not receive a separately identifiable benefit and cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense.

Deferred Revenue
      Deferred revenue consists primarily of billings for royalties, services and licenses to customers with multiple-element arrangements where vendor-specific objective evidence of fair value from certain elements does not exist, and for undelivered products or services, which are generally amortized over the term of the arrangement or as such products or services are delivered.

Research and Development
      Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Advertising
      Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $0.4 million, $1.4 million and $0.7 million, respectively.

401(k) Plan
      Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Bonus
      For the years ended December 31, 2005, 2004 and 2003, the compensation committee of the Board of Directors approved a bonus plan that provided for the issuance of shares to employees based on corporate and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares or the costs associated with implementing such a program, certain employee bonuses were

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid in cash. In addition, applicable withholding taxes were netted from certain employees’ gross bonus in the United States and the United Kingdom. During 2005, 1,162,180 shares were issued pursuant to the 2004 bonus plan. During 2004, 578,917 shares were issued pursuant to the 2003 bonus plan. The estimated amount recorded as an expense was $5.5 million for the year ended December 31, 2005. The amount recorded as an expense was $4.8 million and $3.7 million, respectively, for each of the years ended December 31, 2004 and 2003. The shares for the 2005 bonus will be calculated and issued in 2006.

Operating Leases
      The Company leases office space under operating lease agreements with original lease periods up to nine years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Income Taxes
      We account for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is more likely than not that a deferred benefit will not be realized.

Share-Based Compensation
      We account for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Under APB No. 25 compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our shares and the exercise price of the option or purchase right. Had compensation cost for options plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss would have been increased to the pro-forma amounts indicated below (amounts in millions, except per share amounts):

	Year Ended December 31

	2005	2004	2003

Net loss, as reported	$(8.5)	$(21.9)	$(54.1)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	—	—	0.2
(Deduct) Add: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4.6)	(2.9)	1.1

Pro-forma net loss	$(13.1)	$(24.8)	$(52.8)

Net loss per share, basic and diluted:
As reported	$(0.07)	$(0.18)	$(0.57)

Pro-forma	$(0.11)	$(0.21)	$(0.56)

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.71%-4.57%	2.65%-3.85%	2.40%-3.63%
Average expected life (months)	75	60	60
Volatility	99%-105%	106%	131%
Dividend yield	—	—	—
      The weighted average fair value of options granted during 2005, 2004 and 2003 was $2.76, $3.06 and $2.52, respectively.

Comprehensive Income (loss)
      We adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Accordingly, we reported foreign currency translation adjustments and the unrealized gain (loss) on marketable securities in comprehensive income (loss).

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

Net Loss Per Share
      Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following items as of December 31 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	2005	2004	2003

Class A ordinary shares issuable upon exercise of stock options	10,035,530	8,415,387	9,011,456
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	746,628	755,428	777,094
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	7,594,796	7,594,796	7,594,796

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 9.5 million, 10.1 million and 9.7 million in the years ended December 31, 2005, 2004, and 2003, respectively.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”
      In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations for public companies. In April 2005, the SEC adopted a rule that amends the compliance dates of SFAS No. 123R. Under the revised compliance dates, we will be required to adopt the provisions of SFAS No. 123R no later than the first interim period of fiscal 2006. While management continues to evaluate the impact of SFAS No. 123R on our consolidated financial statements, we currently believe that the expensing of share-based compensation most likely affect our consolidated statements of operations in a manner generally consistent with our pro forma disclosure under SFAS No. 123, as amended.
      In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In June 2005, the FASB directed its staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In September 2005, the FASB decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and added a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. Management does not believe the adoption of EITF 03-01 will have a material impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Tangible assets acquired from ACTV included cash and cash equivalents, short-term marketable debt securities, accounts receivable, property and equipment and other assets. Liabilities assumed from ACTV included accounts payable, accrued liabilities and deferred revenue. The total purchase price, including transaction costs of $3.2 million, was allocated based upon an appraisal as follows (in millions):

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
      The following presents our operating results for the year ended December 31, 2003 on a pro-forma basis as if the acquisition of ACTV had been consummated as of January 1, 2003 (in millions, except per share amounts):

2003

Revenues	$68.4
Net loss before cumulative effect of accounting change	$(79.6)
Net loss	$(79.6)
Net loss per share, basic and diluted	$(0.69)
Shares used in per share calculation, basic and diluted	115,642,478
      Included in pro-forma operating results for the year ended December 31, 2003 are approximately $1.8 million of revenue reported by ACTV resulting from the amortization of deferred revenues associated with a marketing arrangement with Ascent Media Group (formerly Liberty Livewire), a related party. The deferred revenues were adjusted to a fair value of zero in the allocation of the purchase price and, accordingly, such revenue recognition will not recur in future periods. The foregoing operating results have been prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition actually been consummated at January 1, 2003 or the results that may occur in the future.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BettingCorp Acquisition
      On August 15, 2003, we acquired substantially all of the assets of BettingCorp Limited in a transaction accounted for as a purchase. The purchase price consisted of $3.1 million of cash and the issuance of 3,225,063 of our Class A ordinary shares with a value of $6.9 million. The shares were valued at a per share value of $2.15, which was equal to the average market price of our Class A ordinary shares for the three trading days before the acquisition date. Of the Class A ordinary shares issued, 2,580,050 were issued directly to the seller and 645,013 were deposited in an escrow fund established for the purpose of securing the payment of indemnification obligations arising out of our asset purchase.
      The total purchase price, including transaction costs of $1.4 million, was allocated based upon an appraisal as follows (in millions):

Purchase
Price

Tangible net assets acquired	$0.1
Intangible assets acquired:
Developed technology	4.4
Customer base	0.4
Goodwill	6.5

$11.4

      The identifiable intangible assets are being amortized over 2-5 years.
      Under the terms of a liquidity agreement, we guaranteed that the seller would realize net proceeds of approximately $6.9 million (or $2.15 per share), plus interest, upon the disposition of the shares they received in the transaction. The seller sold the shares during 2004 and the amount in excess of the guarantee was $4.1 million, which was credited to additional paid-in capital in the consolidated balance sheet.

CAM Systems Acquisition
      On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. For financial reporting purposes, the purchase price was recorded as approximately $17.5 million, consisting of $4.2 million in cash, 5,221,462 of our Class A ordinary shares with an estimated fair value of $13.1 million, as determined under EITF 97-15 (which reflected the “floor” for the pricing collar in the transaction), and direct transaction expenses of approximately $0.2 million. Of the 5,221,462 Class A ordinary shares issued, 900,252 shares were deposited in an escrow account established for the purpose of securing the payment of indemnification obligations of CAM Systems arising out of our purchase.
      The total purchase price, including expenses, was allocated based upon a third party appraisal as follows (in millions):

Purchase
Price

Tangible net assets acquired	$0.3
Intangible assets acquired	7.8
Goodwill	9.4

$17.5

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The intangible assets consist of customer contracts and relationships, developed technology and trademarks, and have been assigned estimated useful lives of 5 years, 3 years and 4 years, respectively.
      Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. As of March 7, 2006, we determined that no adjustments would be required to the purchase price based on the trading value of our Class A ordinary shares.
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

Note 4.	Balance Sheet Components (in thousands)

	December 31,

	2005	2004

Prepaid expenses and other current assets:
Federal income tax refund	$440	$440
Value added tax	522	296
Current deferred tax asset	298	—
Other	3,378	2,337

	$4,638	$3,073

Property and equipment:
Computers and equipment	$15,648	$15,078
Software	5,662	5,500
Furniture and fixtures	1,924	2,483
Leasehold improvements	2,183	2,403

	25,417	25,464
Less accumulated depreciation and amortization	(19,554)	(18,606)

	$5,863	$6,858

Other assets:
Private equity investment	$—	$4,000
Deposits	612	671
Notes receivable	492	743
Other	1,841	675

	$2,945	$6,089

Accrued liabilities:
Accrued payroll and related liabilities	$8,192	$8,081
Accrued professional fees	2,011	2,947
Accrued marketing	1,892	1,840
Accrued income taxes	2,230	1,879
Other	4,243	7,616

	$18,568	$22,363

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we had a private equity investment, which was assumed in connection with the acquisition of ACTV and was accounted for under the cost method. During 2005, we sold this cost investment with cash proceeds of $7.1 million. The related gain was $3.1 million.
      As of December 31, 2005 and 2004, we had in other assets $0.5 million of restricted cash pledged as collateral against a standby letter of credit of approximately $0.5 million that was issued to the landlord at one of our leased properties.

Note 5.	Marketable Debt Securities
      The following is a summary of marketable debt securities as of December 31 (in thousands):

	2005

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$4,588	$—	$(18)	$4,570
Money market securities	493	—	(1)	492
U.S. government debt securities	4,000	—	(32)	3,968

Total short-term marketable debt securities	9,081	—	(51)	9,030
Corporate debt securities	5,771	—	(52)	5,719
U.S. government debt securities	496	—	(2)	494
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	8,267	—	(54)	8,213

Total marketable debt securities	$17,348	$—	$(105)	$17,243

	2004

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government debt securities	$2,000	$—	$(14)	$1,986

Total short-term marketable debt securities	2,000	—	(14)	1,986
Auction rate securities	16,900	—	—	16,900
Corporate debt securities	2,567	—	(45)	2,522
U.S. government debt securities	4,000	—	(48)	3,952
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	25,467	—	(93)	25,374

Total marketable debt securities	$27,467	$—	$(107)	$27,360

      As of December 31, 2005, there were two certificates of deposit aggregating $2.0 million, included in long-term marketable debt securities, pledged as collateral against two standby letters of credit aggregating $1.5 million that were issued to the landlord and sublessee at two of our leased properties.
      In accordance with EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$9,988	$(66)	$301	$(4)	$10,289	$(70)
Money market securities	986	(3)	—	—	986	(3)
U.S. government debt securities	—	—	3,968	(32)	3,968	(32)

Total	10,974	(69)	4,269	(36)	15,243	(105)

      Fair values were determined for each individual security in the investment portfolio, the declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

Note 6.	Goodwill
      As of December 31, 2005, our goodwill balance related to our acquisitions of Wink Communications, Inc., ACTV, BettingCorp and CAM Systems. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 31, 2005 and 2004 (in millions):

	2005	2004

Middleware and Integrated Technologies	$57.7	$57.5
Applications	20.1	10.7
BettingCorp	2.3	2.3

Total goodwill	$80.1	$70.5

      Changes in the carrying amount of goodwill during the years ended December 31, were as follows (in millions):

	2005	2004	2003

Beginning balance	$70.5	$70.4	$45.4
Acquisition of Wink	—	—	(0.4)
Acquisition of ACTV	—	—	18.7
Acquisition of BettingCorp	—	—	6.5
Acquisition of CAM Systems	9.4	—	—
Reclassification of certain other assets related to Wink acquisition	0.2	—	—
Goodwill related to exchangeable shares	—	0.1	0.2

Ending balance	$80.1	$70.5	$70.4

      During the third quarter of 2005, $9.4 million of goodwill was recorded as a result of the acquisition of CAM Systems. During the third quarter of 2003, $25.2 million of goodwill was recorded as a result of the acquisitions of ACTV and the assets of BettingCorp. See Note 3.
      Minority shareholders of OpenTV, Inc., which is a subsidiary of ours, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In the fourth quarter of 2003, we changed the annual goodwill impairment testing date under SFAS 142 from September 30 to December 31. We believe that this change in accounting principle is preferable because it conforms with the methodology applied by our controlling shareholder, Liberty Media. This change had no impact on our financial position or results of operations. Based on the results of our impairment testing, we determined that there was no impairment of goodwill for 2005, 2004 or 2003.

Note 7.	Intangible Assets, Net
      The components of intangible assets, excluding goodwill, were as follows (in millions):

			December 31, 2005		December 31, 2004

	Useful	Gross		Net	Net
	Life in	Carrying	Accumulated	Carrying	Carrying
	Years	Amount	Amortization	Amount	Amount

Intangible assets:
Patents	5-13	$20.7	$(6.0)	$14.7	$16.8
Developed technologies	3-5	11.3	(4.4)	6.9	4.6
Contracts and relationships	2-5	9.8	(4.5)	5.3	3.6
Trademarks	4	0.3	—	0.3	—
Purchased technologies	5	0.4	(0.4)	—	0.1

		$42.5	$(15.3)	$27.2	$25.1

      During the fourth quarter of 2003, we determined that an impairment had occurred with respect to the value of the patents related to our acquisition of CableSoft Corporation in 2000 due to the absence of any current or future expected cash flow associated with CableSoft technologies. In accordance with SFAS 144, we recorded an impairment charge for the unamortized balance of $1.5 million.
      The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $5.7 million, $8.2 million, and $14.7 million for the years ended December 31, 2005, 2004, and 2003, respectively (of which $4.0 million, $4.7 million, and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, were reported in cost of revenues). The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year Ending December 31,	Expense

2006	7.0
2007	6.1
2008	3.5
2009	2.0
2010	1.7
Thereafter	6.9

$27.2

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	NASCAR Amendment
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
      In the first quarter of 2003, we announced the termination of approximately 70 employees located in France, the reduction of excess office space and the write-down of certain property and equipment. In the third quarter of 2003, we reduced the management of our Static UK operations by nine employees. The employee costs included severance payments and certain employee benefit obligations estimated at $4.9 million. Facilities consolidation charges for the reduction of excess office space were estimated to be $1.5 million. These costs included a lease buyout and shut-down costs. Asset write-offs of $0.5 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned. During the third and fourth quarters of 2003 we reversed excess accruals from prior restructuring provisions of $1.1 million because our actual costs were lower than our original estimates.
      On July 1, 2003, we acquired ACTV, Inc. In the allocation of the purchase price, we included an adjustment to accrued liabilities of $4.5 million for estimated severance and $0.2 million for excess facilities to be incurred in connection with a restructuring of ACTV’s operations.
      During the second quarter of 2004, we reduced the workforce of our PlayJam operations in France by five people, resulting in a restructuring provision of $0.3 million for severance and $0.1 million for excess facilities. During the second and third quarters of 2004, we also reversed $0.6 million of excess accruals from prior restructuring provisions for severance and benefits and $0.9 million of excess accruals for excess facilities because our actual costs were lower than our original estimates. In the fourth quarter of 2004, we announced the termination of approximately 20 employees located in our office in Lexington, Massachusetts and the reduction of excess office space and the write down of certain property and equipment. The employee costs included severance payments of $0.1 million. Facilities consolidations charges for the reduction of excess office space were estimated to be $0.9 million, net of estimated sublease income. Asset write-offs of $1.0 million were incurred in connection with leasehold improvements and other property and equipment that was abandoned.
      In the first quarter of 2005, we recorded a restructuring and impairment provision of $0.5 million, in consideration of the final settlement of our outstanding liabilities relating to our Lexington, Massachusetts facility. This provision consisted of $0.2 million additional restructuring charges to terminate and buy-out the lease, and an impairment of $0.3 million in respect of certain equipment transferred as part of the settlement arrangement. That $0.5 million amount was in addition to the $1.3 million restructuring and impairment provision remaining from our initial provision for this matter of $2.0 million that we recorded during the third

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of 2002. In the second quarter of 2005, we recorded a restructuring provision of $1.7 million relating to a reduction of excess office space in New York City, net of estimated sub-lease income and existing reserves. This lease was acquired through our acquisition of ACTV in 2003. At the time of acquisition, we recorded a reserve for the estimated fair value of this lease. As of the cease-use date, we had a remaining reserve of $0.5 million, which was reclassified to our restructuring reserve. In the third quarter of 2005, we recorded a restructuring provision of $0.4 million related to the termination plan to terminate seven employees in our United States and Switzerland operations.
      The following sets forth the activity relating to these restructuring activities (in millions):

	Employee
	Severance	Excess	Asset	Legal
	and Benefits	Facilities	Write-offs	Fees	Total

Balance, December 31, 2002	$2.3	$12.1	$—	$0.2	$14.6
2003 provision, net of reversals	4.8	1.3	0.5	—	6.6
ACTV restructuring reserve	4.5	0.2	—	—	4.7
Cash payments	(10.3)	(7.3)	—	(0.2)	(17.8)
Non-cash charges	—	—	(0.5)	—	(0.5)
Currency effect	0.2	—	—	—	0.2

Balance, December 31, 2003	1.5	6.3	—	—	7.8
2004 provision, net of reversals	(0.2)	0.1	1.0	—	0.9
Cash payments	(1.3)	(5.0)	—	—	(6.3)
Non-cash charges	—	—	(1.0)	—	(1.0)

Balance, December 31, 2004	—	1.4	—	—	1.4
2005 provision, net of reversals	0.4	1.8	0.3	—	2.5
Cash payments	(0.2)	(2.1)	—	—	(2.3)
Transfer from accrued liabilities	—	0.6	—	—	0.6
Non-cash charges	—	—	(0.3)	—	(0.3)

Balance, December 31, 2005	$0.2	$1.7	$—	$—	$1.9

      The outstanding accrual for excess facilities relates to operating lease obligations that continue through 2016.

Note 10.	Shareholders’ Equity

Authorized share capital

•	500,000,000 Class A ordinary shares

•	200,000,000 Class B ordinary shares

•	500,000,000 preference shares — none outstanding

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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved
      As of December 31, 2005, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B Ordinary shares	30,631,746
Issuable upon exchange of shares (including 62,000 shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	744,428
Stock options outstanding	10,263,710
Stock options reserved for future grant under 2005 Option Plan	5,997,000
Employee stock purchase plan	500,000

Total	48,136,884

      Pursuant to the Exchange Agreement between us, OpenTV, Inc. and Sun TSI Subsidiary, Inc., 7,594,796 Class B ordinary shares were reserved for issuance upon exchange of shares of OpenTV, Inc. Class B common stock. See Note 16 for subsequent event information relating to the exchange of these shares in 2006.

Warrants
      In October 1998, General Instrument acquired warrants to purchase shares of Spyglass. These warrants were assumed by us in connection with the acquisition of Spyglass and expired in December 2003.

Agreements with General Instrument and Motorola
      In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc. dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for cable and satellite operators. At December 31, 2005 and 2004, the carrying value of Motorola’s minority interest in the venture was $0.5 million and $0.6 million, respectively.

Share-based Compensation
      The share-based compensation amounts are being amortized in accordance with FIN 28 over the vesting period of the options. Share-based compensation expense was nominal in the years ended December 31, 2005 and 2004. Share-based compensation expense was $0.2 million in the year ended December 31, 2003. As of December 31, 2005, we had a nominal amount of total unamortized deferred share-based compensation, which will be fully amortized in 2006. During the year ended December 31, 2003, total deferred compensation was reduced by $0.1 million and additional paid-in capital was credited by a similar amount due to the termination of certain employees.

Note 11.	Option Plans
      Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/ Share Issuance Plan, or the 1999 Plan, (ii) the Amended and Restated OpenTV, Inc. 1998 Option/ Stock Issuance Plan, or the 1998 Plan, (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, (iv) the OpenTV Corp. 2003 Incentive Plan, or the 2003 Plan, (v) the OpenTV Corp. 2005 Incentive Plan, or the 2005 Plan, (vi) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Options”), and (vii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the “Assumed ACTV Options”). Options have been issued to employees, directors and consultants.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of our shareholders’ approval of our 2005 Plan on November 10, 2005, no further awards will be granted under our 1999 Plan, 2001 Plan or 2003 Plan. The 1999 Plan, 2001 Plan and 2003 Plan will remain in existence for the sole purpose of governing the outstanding options until such time as such options have been exercised or cancelled. Options or shares awarded under the 1999 Plan, 2001 Plan or 2003 Plan that are forfeited or cancelled will no longer be available for future issuance.
      We issue options from the 2005 Plan. The compensation committee of our board of directors administers the 2005 Plan. The compensation committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48 th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of December 31, 2005, options to purchase 3,000 Class A ordinary shares were outstanding under the 2005 Plan.
      As discussed above, we no longer issue options from the 1999 Plan. The options outstanding may be incentive stock options or non-statutory options. Consistent with the foregoing, options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48 th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of December 31, 2005, options to purchase 3,363,549 Class A ordinary shares were outstanding under the 1999 Plan.
      Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of December 31, 2005, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
      As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of December 31, 2005, options to purchase 146,986 Class A ordinary shares were outstanding under the 2001 Plan.
      As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of December 31, 2005, options to purchase 4,770,882 Class A ordinary shares were outstanding under the 2003 Plan.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2005, there were outstanding Assumed Spyglass Options to purchase 95,628 Class A ordinary shares.
      All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2005, there were outstanding Assumed ACTV Options to purchase 1,883,665 Class A ordinary shares.
      Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.
      Activity under the Plans was as follows:

	Shares
	Available for	Number of		Weighted Average
	Grant	Shares	Exercise Price	Exercise Price

Balance, December 31, 2002	2,401,188	5,748,994		$16.35
Options reserved at inception of 2003 Plan	5,000,000	—
Options related to ACTV acquisition	—	6,750,103	$0.33-$73.83	$3.63
Options granted	(1,607,850)	1,607,850	$1.51-$ 5.04	$2.52
Options exercised	—	(1,599,969)	$0.33-$ 2.73	$1.62
Options cancelled	1,958,045	(3,433,522)	$0.33-$94.56	$14.89
Shares issued as compensation	(125,155)	—

Balance, December 31, 2003	7,626,228	9,073,456		$6.81
Options granted	(2,813,050)	2,813,050	$2.16-$ 4.00	$3.06
Options exercised	—	(1,852,898)	$0.33-$ 2.73	$1.86
Options cancelled	476,083	(1,556,221)	$0.33-$54.25	$8.09
Shares issued to employees as bonus	(578,917)	—
Shares issued as compensation	(52,280)	—

Balance, December 31, 2004	4,658,064	8,477,387		$6.41
Options reserved at inception of 2005 Plan	6,000,000	—
Options granted	(3,266,000)	3,266,000	$2.09-$ 3.73	$2.76
Options exercised	—	(145,764)	$0.33-$ 2.73	$1.25
Options cancelled	(220,464)	(1,271,913)	$1.05-$86.31	$5.66
Shares issued to employees as bonus	(1,162,180)	—
Shares issued as compensation	(12,420)	—

Balance, December 31, 2005	5,997,000	10,325,710		$5.42

      The above table includes OpenTV, Inc. options issued pursuant to the 1998 Plan of which 20,000 shares were exercised in 2003.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information with respect to options outstanding at December 31, 2005:

	Options Outstanding			Options Currently Exercisable

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.33-$ 1.78	1,086,438	5.33	$1.26	675,337	$0.98
$ 2.02-$ 2.18	1,123,682	1.56	$2.17	1,060,232	$2.18
$ 2.21-$ 2.69	246,650	8.47	$2.38	28,200	$2.21
$ 2.70-$ 2.70	1,520,976	9.13	$2.70	104,685	$2.70
$ 2.72-$ 2.84	1,176,899	9.29	$2.82	44,399	$2.83
$ 2.85-$ 2.98	91,200	8.24	$2.91	15,500	$2.88
$ 2.99-$ 2.99	2,206,200	8.22	$2.99	—	$—
$ 3.00-$ 6.00	1,222,552	5.92	$4.16	625,675	$4.51
$ 6.04-$10.19	1,032,450	3.17	$9.62	1,032,356	$9.62
$11.10-$94.56	618,663	4.54	$35.93	618,663	$35.93

	10,325,710	6.46	$5.42	4,205,047	$9.15

      At December 31, 2005, 2004 and 2003, vested options to purchase 4,205,047 ordinary shares, 4,316,187 ordinary shares and 7,016,486 ordinary shares, respectively, were unexercised.
Note 12. Income Taxes
      The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$(8,387)	$(20,644)	$(49,477)
International	990	(2,135)	(3,354)

	$(7,397)	$(22,779)	$(52,831)

      Income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current
United States	$—	$(611)	$—
International	1,299	66	1,163
State	75	(272)	100

	$1,374	$(817)	$1,263
Deferred
United States	$—	$—	$—
International	(298)	—	—

	(298)	—	—

Provision (benefit)	$1,076	$(817)	$1,263

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax benefit for the year ended December 31, 2004 was primarily attributable to the release of contingency reserves due to the expiration of the statute of limitations and the closing of a foreign income tax audit.
      Income tax expense (benefit) differs from the amount computed by applying the statutory United States federal income tax rate to loss before income taxes as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Income tax benefit at the federal statutory rate of 35%	$(2,589)	$(7,972)	$(18,491)
Current year losses not benefited	6,863	10,471	21,387
Foreign tax rate differential	(3,464)	(1,129)	(1,768)
Adjustment related to prior year taxes	191	(2,264)	—
Other	75	77	135

	$1,076	$(817)	$1,263

      The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2005	2004

Current deferred tax asset, net
Deferred revenue	$8,755	$4,986
Accrued liabilities and reserves	2,793	3,079
Foreign net operating loss	298	—
Valuation allowance	(11,548)	(8,065)

	$298	$—
Long-term deferred tax asset (liability), net
Fixed asset, intangible and other	$2,098	$3,164
Net operating loss carryforwards	129,190	134,322
Valuation allowance	(131,288)	(137,486)

	$—	$—

Net deferred tax asset	$298	$—

      We provided a partial valuation allowance on deferred tax assets as of December 31, 2005. Because of our limited operating history and cumulative losses, management believes it is more likely than not that substantially all of the deferred tax asset will not be realized. We did recognize an asset in 2005 for Swiss deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized. The 2004 deferred tax amounts have been adjusted to reflect the company’s best estimate of future deductions and liabilities. These adjustments were reflected as a reclassification to net operating loss carryover or valuation allowance with no balance sheet or income statement impact.
      At December 31, 2005, we estimated that we had approximately $319 million, $162 million and $38 million, respectively, of federal, state and foreign net operating losses. These carryforwards expire between 2009 and 2025 for federal tax purposes and 2006 and 2015 for state tax purposes, if not utilized. The use of our net operating losses is subject to certain limitations and may be subject to further limitations as a result of changes in ownership as defined by federal and state tax law. In addition, approximately $52.3 million of the federal net operating loss results from deductions attributable to stock option exercises. The benefit of the use

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the net operating loss related to stock option exercises will be credited to equity when realized. The portion of our valuation allowance related to acquired deferred tax assets is creditable to goodwill.
      The Company has not recognized a deferred tax liability related to foreign subsidiary earnings that the Company intends to permanently reinvest in the respective foreign jurisdiction. As of December 31, 2005, we have not determined the potential amount of tax liability.

Note 13.	Commitments and Contingencies

Operating Leases
      We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2006 and May 2012. Total rent expense was $4.5 million, $5.5 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future minimum payments under non-cancelable operating leases as of December 31, 2005 were as follows (in millions):

Minimum
Year Ending December 31,	Commitments

2006	$4.0
2007	3.6
2008	3.5
2009	3.4
2010	0.4
Thereafter	0.1

$15.0

      We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.4 million over the current remaining life of those leases, beginning in 2006. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

Other Commitments
      In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2005 were $2.1 million and $0.1 million for the years ending December 31, 2006 and 2007, respectively. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
      As of December 31, 2005, we had three standby letters of credit aggregating approximately $2.0 million that were issued to landlords and sublessee at two of our leased properties, against which two certificates of deposit aggregating $2.0 million and approximately $0.5 million of restricted cash were pledged as collateral.
      In March 1998, we entered into a licensing and distribution agreement with Sun Microsystems, Inc. under which Sun Microsystems granted us a non-exclusive, non-transferable license to develop and distribute products based upon Sun Microsystems’ Java technology. Subsequent amendments extended our license

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through December 2006. As amended, the agreement required us to make a payment of $4.0 million to Sun Microsystems in February 2007, less any amounts previously paid for support and royalty fees. During 2004, we evaluated our commitment and decided to record a provision of $3.5 million to reflect our estimate of the remaining future commitment we had under the terms of this license. During 2005, a contract amendment with Sun Microsystems for this license reduced our payment obligation to Sun by $0.5 million and extended the term of the license until March 2010. The remaining $3.0 million was paid off during 2005.

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
      In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through May 15, 2006 to allow for settlement discussions.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dot-

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. The District Court has tentatively scheduled a trial in this matter for September 2006, although counsel for the defendants expects that, prior to the trial date, the District Court may review and issue its opinion on various pending summary judgment motions for dismissal. In addition, on March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.
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

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The table below reflects transactions involving the following current and former related parties during the periods indicated (in thousands). Other than Liberty Media, none of the parties referred to in the table below held an equity interest, as of December 31, 2005, in our company that exceeded five percent.

		Year Ended December 31,

Related Party	Nature of Transaction	2005	2004	2003

Shareholders:
Liberty Media and affiliates	Management fee and other costs	$—	$(442)	$(2,382)
Liberty Media	Employee benefits	(2,039)	(1,923)	—
Liberty Media affiliates	Revenues	10	52	1,107
Sun Microsystems	Software technology license and equipment costs	480	(3,540)	—
      Commencing in August 2002, Liberty Broadband Interactive Television, a subsidiary of Liberty Media, provided certain management services for us. This relationship was terminated in February 2004. We reimbursed Liberty Broadband for services based on the estimated percentage of time that its employees dedicated to the performance of services for us. In addition, we also reimbursed Liberty Broadband and Liberty Media for an allocated portion of its travel and administrative costs and certain specific costs related to performing services for OpenTV. Total management and other charges from Liberty Broadband and Liberty Media were $0.4 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively.
      Since January 2004, we have participated in the Liberty Media benefits program for employees in the United States at a cost of $2.0 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
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
      In June 2000, we entered into an employment agreement with James Ackerman, our former Chief Executive Officer and a member of our Board of Directors, pursuant to which we agreed, among other things, (a) to provide an interest-free loan of approximately $2.4 million to be forgiven in annual installments over a period of four years and (b) to issue Class A ordinary shares having an aggregate fair market value of approximately $0.6 million in annual installments over the same four-year period. The Class A ordinary shares

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued were 43,662 and 121,402 during the years ended December 31, 2004 and 2003, respectively. The amounts forgiven annually and the annual grants of ordinary shares were reported as compensation expense. In May 2004, we and Mr. Ackerman agreed not to renew his employment agreement and Mr. Ackerman stepped down as Chief Executive Officer.

Note 15.	Segment Information
      Our chief operating decision maker is our Chief Executive Officer. In 2004, we replaced our Chief Executive Officer and appointed several new senior executives. As part of that management change, we reorganized our reporting units to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our management assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
      Our middleware and integrated technologies business includes our middleware products and the related technologies that are customarily integrated as extensions of that middleware. Our applications business includes our PlayJam, advanced advertising and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other wagering gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our evolving Participation TV product that is based on the Ultimate One technology.
      Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define “contribution margin,” for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, other persons could assess such matters in ways different than company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions, including unallocated corporate overhead costs, income tax and interest result in a definition of “contribution margin” that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. Unallocated corporate overhead costs include headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, legal and audit costs not considered directly allocable to individual business segments. While we may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.
      Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.
      Summarized information by segment was as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Revenues:
Middleware and Integrated Technologies
Royalties and licenses	$54.4	$48.8	$28.0
Services and other	13.9	14.3	21.6

Subtotal — Middleware and Integrated Technologies	68.3	63.1	49.6
Applications
Royalties and licenses	$0.7	$0.1	$0.7
Services and other	13.4	12.0	13.6

Subtotal — Applications	14.1	12.1	14.3
BettingCorp
Royalties and licenses	$—	$—	$—
Services and other	5.0	2.0	0.3

Subtotal — BettingCorp	5.0	2.0	0.3

Total Revenues	$87.4	$77.2	$64.2

Contribution Margin:
Middleware and Integrated Technologies	28.8	26.3	17.7
Applications	(4.4)	(6.8)	(17.9)
BettingCorp	(4.8)	(4.5)	(1.5)

Total Contribution Margin	19.6	15.0	(1.7)
Unallocated corporate overhead	(20.4)	(29.1)	(26.3)
NASCAR amendment	—	4.6	—
BSkyB Contract amendment	—	—	1.2
Direct TV Market development costs	—	—	3.8
Restructuring and impairment costs	(2.6)	(0.9)	(6.6)
Depreciation and amortization	(3.8)	(5.9)	(7.5)
Amortization of intangible assets	(5.8)	(8.2)	(14.7)
Amortization of share-based compensation	—	—	(0.2)
Interest income	1.7	0.8	1.6
Other income/(expense)	3.8	0.5	(1.1)
Minority interest	0.1	0.5	0.2
Impairment of intangible assets	—	—	(1.5)

Loss before income taxes	(7.4)	(22.7)	(52.8)
Income tax (expense)/benefit	(1.1)	0.8	(1.3)

Net loss	$(8.5)	$(21.9)	$(54.1)

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our revenues by geographic area based on the location of customers were as follows (in millions):

	Year Ended December 31,

	2005	%	2004	%	2003	%

Europe, Africa and Middle East
United Kingdom	$22.0	25%	$20.5	26%	$17.2	27%
Italy	10.4	12%	13.8	18%	1.8	3%
Other Countries	14.2	16%	10.9	14%	11.9	18%

Subtotal	46.6	53%	45.2	58%	30.9	48%
Americas
United States	23.9	28%	18.4	24%	20.2	32%
Other Countries	4.6	5%	2.9	4%	4.0	6%

Subtotal	28.5	33%	21.3	28%	24.2	38%
Asia Pacific	12.3	14%	10.7	14%	9.1	14%

	$87.4	100%	$77.2	100%	$64.2	100%

      Four major customers accounted for the following percentages of revenues:

	Year Ended
	December 31,

	2005	2004	2003

Echostar	17%	15%	12%
Sky Italia	12%	18%	1%
DiTG	0%	4%	12%
Motorola	0%	2%	10%
      British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 19%, 17% and 11% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB and by customers transacting on our PlayJam service on BSkyB channels.
      Two customers accounted for 18% and 11% of net accounts receivable as of December 31, 2005. One customer accounted for 36% of net accounts receivable as of December 31, 2004.
      Additional summarized information by geographic area was as follows (in millions):

	Year Ended
	December 31,

Capital Expenditures, Net:	2005	2004	2003

United States	$1.7	$1.3	$1.5
Other countries	1.4	0.8	1.4

	$3.1	$2.1	$2.9

	December 31,

Long-lived Assets:(*)	2005	2004

United States	$6.0	$10.3
Other countries	2.8	2.6

	$8.8	$12.9

(*) Long-lived assets include property and equipment, and other assets.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Subsequent Events
      As of December 31, 2005, Sun Microsystems, Inc. beneficially owned 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which is not publicly traded. In January 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of Class B ordinary shares of OpenTV Corp. As a result of the exchange, as of February 28, 2006, Sun’s ownership of our Class B ordinary shares represented approximately 5.6% of the economic interest and 15.8% of the voting power of our ordinary shares, and Liberty Media Corporation’s beneficial ownership of our Class A and Class B ordinary shares represented approximately 28.9% of the economic interest and 65.4% of the voting power of our ordinary shares. Sun has the right, at any time, to convert its Class B ordinary shares into our Class A ordinary shares on a one-for-one basis; in the event that Sun determined to sell its interest in the public markets, we would expect Sun to convert its Class B ordinary shares into Class A ordinary shares, which are publicly traded.
      On February 10, 2006, our Board of Directors (including each of our independent directors), in accordance with the laws of the British Virgin Islands, unanimously approved a proposal to amend and restate our memorandum of association. The amended and restated memorandum of association provides, among other things, for the following changes that affect our Class B ordinary shares. These changes have:

•	eliminated a restriction formerly contained in our memorandum of association that prohibited us from issuing additional Class B ordinary shares or options, rights or warrants to subscribe for additional Class B ordinary shares; and

•	deleted provisions formerly contained in our memorandum of association that required each Class B ordinary share to automatically convert into a Class A ordinary share under certain circumstances, including upon the transfer of any Class B ordinary shares to a person who was not a stockholder, or an affiliate of such stockholder, prior to the initial public offering of our Class A ordinary shares, and the procedures relating to that automatic conversion.
      In connection with, and as a condition to, the adoption of our amended and restated memorandum of association, we entered into a letter agreement with Liberty Media. Under that agreement, Liberty Media agreed that if it (or any of its affiliates) sells or otherwise transfers any of our Class B ordinary shares to a third party and the aggregate sale proceeds received by Liberty Media in that transaction exceed, on a per share basis, the trading price of our Class A ordinary shares as determined in accordance with an agreed formula, then Liberty Media will contribute to us, generally in the same form it receives as consideration for its shares, a proportionate percentage of that aggregate premium, reflecting Liberty Media’s relative economic (not voting) ownership in our company. As a result of that commitment, Liberty Media will retain only that portion of any premium that is equal to its relative equity ownership, based on the number of outstanding Class A and Class B ordinary shares at the time of any such sale.

OPENTV CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Quarterly Consolidated Financial Data (Unaudited)
      The following table presents our operating results for each of the eight quarters in the period ended December 31, 2005. The information for each of these quarters is unaudited, has been prepared on a basis generally consistent with our audited consolidated financial statements, except for the absence of notes thereto or as otherwise described in our consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring and other adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period. The quarterly information was as follows (in thousands, except for share and per share amounts):

2005 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$24,199	$19,478	$20,874	$22,829
Net profit/(loss)	$2,904	$(4,051)	$(4,042)	$(3,284)
Net profit/(loss) per share —
basic	$0.02	$(0.03)	$(0.03)	$(0.03)
diluted	$0.02	$(0.03)	$(0.03)	$(0.03)
Shares used in per share calculation —
basic	128,659,079	124,751,421	123,337,922	122,501,915
diluted	137,508,887	124,751,421	123,337,922	122,501,915

2004 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$24,097	$16,577	$19,097	$17,398
Net loss	$(6,300)	$(4,763)	$(1,962)	$(8,937)
Net loss per share, basic and diluted:	$(0.05)	$(0.04)	$(0.02)	$(0.07)
Shares used in per share calculation — basic and diluted	121,980,908	121,830,392	121,420,281	120,004,281
      The quarter ended December 31, 2005 included a gain of $3.1 million from the sale of a cost investment (see Note 4). The quarter ended June 30, 2004 included a credit of $4.6 million for the NASCAR amendment (see Note 8).

OPENTV CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2005, 2004 and 2003

		Charged
	Balance at	(Credited) to	Write-offs
	Beginning	Operating	Net of	Balance at End
	of Year	Expenses	Recoveries	of Year

Allowance for Doubtful Accounts:
2005	$559	$(142)	$(112)	$305
2004	789	(187)	(43)	559
2003	1,966	168	(1,345)	789