Form 10-Q
period 2006-03-31
OPENTV CORP
filed 2006-05-10
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2006, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
98,119,271 Class A ordinary shares, no par value; and
38,226,542 Class B ordinary shares, no par value

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,447	$47,229
Short-term marketable debt securities	5,742	9,030
Accounts receivable, net of allowance for doubtful accounts of $370 and $305 at March 31, 2006 and December 31, 2005, respectively	21,175	16,873
Prepaid expenses and other current assets	4,827	4,638

Total current assets	79,191	77,770
Long-term marketable debt securities	8,396	8,213
Property and equipment, net	5,793	5,863
Goodwill	97,551	80,124
Intangible assets, net	25,385	27,150
Other assets	3,262	2,945

Total assets	$219,578	$202,065

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,137	$4,361
Accrued liabilities	21,341	18,568
Accrued restructuring	1,864	1,931
Due to Liberty Media	449	182
Current portion of deferred revenue	13,767	14,193

Total current liabilities	40,558	39,235

Long-term liabilities:
Deferred rent	1,322	1,404
Deferred revenue	9,445	8,391

Total long-term liabilities	10,767	9,795

Total liabilities	51,325	49,030

Commitments and contingencies (Note 9)

Minority interest	514	523

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 98,195,598 and 98,105,119 shares issued and outstanding, including treasury shares, at March 31, 2006 and December 31, 2005, respectively	2,230,433	2,230,398
Class B ordinary shares, no par value, 200,000,000 shares authorized; 38,226,542 and 30,631,746 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	35,953	35,953
Additional paid-in capital	489,119	470,596
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	—	(2)
Accumulated other comprehensive loss	(471)	(265)
Accumulated deficit	(2,587,257)	(2,584,130)

Total shareholders’ equity	167,739	152,512

Total liabilities, minority interest and shareholders’ equity	$219,578	$202,065

*	The consolidated balance sheet at December 31, 2005 has been derived from the company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalties and licenses	$16,371	$15,404
Services and other	8,525	7,425

Total revenues	24,896	22,829

Cost of revenues:
Royalties and licenses	1,741	1,636
Services and other (1)	9,058	7,183

Total cost of revenues	10,799	8,819

Gross profit	14,097	14,010
Operating expenses:
Research and development (1)	8,363	8,736
Sales and marketing (1)	2,653	3,258
General and administrative (1)	5,348	4,211
Restructuring and impairment costs	—	485
Amortization of intangible assets	529	397

Total operating expenses	16,893	17,087

Loss from operations	(2,796)	(3,077)
Interest income	550	320
Other income / (expense), net	3	(62)
Minority interest	9	60

Loss before income taxes	(2,234)	(2,759)
Income tax expense	(893)	(525)

Net loss	$(3,127)	$(3,284)

Net loss per share, basic and diluted:	$(0.02)	$(0.03)

Shares used in per share calculation, basic and diluted	135,976,561	122,501,915

(1) Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):
Cost of services and other	$186	$2
Research and development	216	—
Sales and marketing	176	—
General and administrative	495	—

Total share-based compensation expense	$1,073	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,127)	$(3,284)
Adjustments to reconcile net loss to net cash provided from / (used in) operating activities:
Depreciation and amortization of property and equipment	749	1,115
Amortization of intangible assets	1,765	1,281
Amortization of share-based compensation	1,073	2
Non-cash employee compensation	25	70
Provision for doubtful accounts	65	—
Non-cash impairment costs	—	602
Loss on disposal of fixed assets	6	—
Minority interest	(9)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(4,367)	1,605
Prepaid expenses and other current assets	(189)	48
Other assets	(317)	44
Accounts payable	(1,224)	10
Accrued liabilities and deferred rent	2,691	227
Accrued restructuring	(67)	(186)
Due to Liberty Media	267	(198)
Deferred revenue	628	928

Net cash (used in) / provided from operating activities	(2,031)	2,204

Cash flows from investing activities:
Purchase of property and equipment	(637)	(778)
Proceeds from sale of marketable debt securities	3,311	6,068
Purchase of marketable debt securities	(215)	(5,975)
Private equity investments	—	(300)

Net cash provided from / (used in) investing activities	2,459	(985)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	35	10

Net cash provided from financing activities	35	10

Effect of exchange rate changes on cash and cash equivalents	(245)	(99)

Net increase in cash and cash equivalents	218	1,130

Cash and cash equivalents, beginning of period	47,229	35,660

Cash and cash equivalents, end of period	$47,447	$36,790

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(277)	$(216)

Non-cash investing and financing activities
Conversion of exchangeable shares	$17,427	$26

Value of bonus shares issued to employees	$—	$3,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     Preparation of the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.
Note 2. Summary of Significant Accounting Policies
Share-Based Compensation
     On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.
     We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 12 “Share-based Compensation Plans” for further details.
     Share-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that management reasonably believes, based on various criteria, is ultimately expected to vest. Share-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for share-based payment awards granted: (i) prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148; and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As share-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R), which we applied to grants after December 31, 2005, requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retroactive application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and the correction of errors made in fiscal years beginning after December 15, 2005.
Note 3. Net Loss Per Share
     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of March 31, 2006 and 2005 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months ended March 31,
	2006	2005
Class A ordinary shares issuable upon exercise of stock options	9,831,703	10,796,093

Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	735,551	744,428

Class B ordinary shares issuable for shares of OpenTV, Inc.
Class B common stock	337,546	7,594,796
     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 2.2 million and 9.4 million for the three months ended March 31, 2006 and 2005, respectively.
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
     As of December 31, 2005, Sun Microsystems, Inc. beneficially owned 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which is not publicly traded. On January 4, 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of Class B ordinary shares of OpenTV Corp. As of March 31, 2006, Sun’s ownership of our Class B ordinary shares represented approximately 5.6% of the economic interest and 15.8% of the voting power of our ordinary shares, considered as a single class. As a result of applying purchase accounting to the exchanges, we recorded and additional $17.4 million of goodwill in the three months ended March 31, 2006.
     On April 6, 2006, Sun Microsystems, Inc. converted its Class B ordinary shares into Class A ordinary shares. See Note 13 for subsequent event information.

Note 5. Intangible Assets, Net
     The components of intangible assets, excluding goodwill, were as follows (in millions):

		March 31, 2006			December 31, 2005
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(6.6)	$14.1	$14.7
Developed technologies	3-5	11.3	(5.1)	6.2	6.9
Contracts and relationships	5	9.8	(5.0)	4.8	5.3
Trademarks	4	0.3	—	0.3	0.3
Purchased technologies	5	0.4	(0.4)	—	—

		$42.5	$(17.1)	$25.4	$27.2

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $1.8 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively (of which $1.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively, were reported in cost of royalties and licenses).
     The future annual amortization expense is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2006 (Remaining nine months)	$5.3
2007	6.0
2008	3.5
2009	2.0
2010	1.7
Thereafter	6.9

$25.4

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
     The following sets forth the restructuring activity during the three months ended March 31, 2006 (in millions):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total
Balance, December 31, 2005	$0.2	$1.7	$1.9
Cash payments	—	(0.1)	(0.1)

Balance, March 31, 2006	$0.2	$1.6	$1.8

     The outstanding accrual for excess facilities relates to operating lease obligations which expire in 2016.
Note 7. Employee Bonus
     For the year ended December 31, 2005, the compensation committee of our board of directors approved a bonus plan that provided for the issuance of our Class A ordinary shares to employees based on company and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares or the costs associated with implementing such a program, certain employee bonuses were paid in cash. In addition, applicable withholding taxes were netted from employees’ gross bonus in the United States and the United Kingdom. The estimated amount recorded as an expense was $5.5 million for the year ended December 31, 2005. During the three months ended March 31, 2006, we paid approximately $0.2 million in cash in respect of the 2005 bonus. The shares for the 2005 bonus were calculated based on the closing price for our Class A ordinary shares as of April 4, 2006, and aggregated 0.9 million shares. We issued those shares in the second quarter of 2006. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan as contemplated by the terms of that plan.
Note 8. Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net loss	$(3.1)	$(3.3)
Other comprehensive loss:
Foreign currency translation losses	(0.2)	(0.1)
Unrealized losses on investments, net of income taxes	—	—

Comprehensive loss	$(3.3)	$(3.4)

Note 9. Commitments and Contingencies
Operating Leases
     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between June 2006 and April 2011. Total rent expense was $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. There was no sublease income.
     Future minimum payments under non-cancelable operating leases as of March 31, 2006 were as follows (in millions):

Minimum
Year ending December 31,	Commitments
2006 (remaining nine months)	$3.6
2007	4.4
2008	4.3
2009	3.8
2010	0.7
Thereafter	0.2

$17.0

     We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases, beginning in 2008. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.
Other Commitments
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2006 were $1.5 million for the remaining nine months of 2006 and $0.1 million for the year ending

December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of March 31, 2006, we had three standby letters of credit aggregating approximately $2.0 million, two of which were issued to landlords and one of which was issued to a sublessee at two of our leased properties. We have posted two certificates of deposit, aggregating $2.0 million, as collateral for two of the letters of credit and have also deposited $0.5 million of restricted cash for the other letter of credit.
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
     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Count did not issue a ruling on the motion for final approval at the fairness hearing. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit

remanded the case back to the District Court for disposition. The District Court has tentatively scheduled a trial in this matter for September 2006, although counsel for the defendants expects that, prior to the trial date, the District Court may review and issue its opinion on various pending summary judgment motions for dismissal. In addition, on March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was recently denied. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.
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
Indemnifications
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
Note 10. Related Party Transactions
     Our ordinary shares consist of Class A and Class B shares. Each of our Class A ordinary shares entities its holder to one vote, and each of our Class B ordinary shares entitles its holders to ten votes. As of March 31, 2006, Liberty Media’s total ownership represented approximately 28.9% of the economic interest and approximately 65.4% of the voting power of our ordinary shares on an undiluted basis. On April 6, 2006, Sun Microsystems, Inc. converted its Class B ordinary shares into Class A ordinary shares, which resulted in an increase in Liberty Media’s voting power from 65.4% to 76.2%. See Note 13 for subsequent event information.
     Since January 2004, we have participated in the Liberty Media benefits program for employees in the United States at a cost of $0.7 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
     In connection with, and as a condition to, the adoption of our amended and restated memorandum of association which was approved by our board of directors (including each of our independent directors) in February 2006, we entered into a letter agreement with Liberty Media. Under that agreement, Liberty Media agreed that if it (or any of its affiliates) sells or otherwise transfers any of our Class B ordinary shares to a third party and the aggregate sale proceeds received by Liberty Media in that transaction exceed, on a per share basis, the trading price of our Class A ordinary shares as determined in accordance with an agreed formula, then Liberty Media will contribute to us, generally in the same form it receives as consideration for its shares, a proportionate percentage of that aggregate premium, reflecting Liberty Media’s relative economic (not voting) ownership in our company. As a result of that commitment, Liberty Media will retain only that portion of any premium that is equal to its relative equity ownership, based on the number of outstanding Class A and Class B ordinary shares at the time of any such sale.
Note 11. Segment Information
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
     Our middleware and integrated technologies business includes our middleware products and the related technologies that are customarily integrated as extensions of that middleware. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other wagering gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our evolving Participation TV product that is based on the Ultimate One technology.
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

     Summarized information by segment was as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Revenues:
Middleware and integrated technologies
Royalties and licenses	$15.6	$15.4
Services and other	4.0	3.4

Subtotal — Middleware and integrated technologies	19.6	18.8

Applications
Royalties and licenses	0.8	—
Services and other	3.5	3.1

Subtotal — Applications	4.3	3.1

BettingCorp
Royalties and licenses	—	—
Services and other	1.0	0.9

Subtotal — BettingCorp	1.0	0.9

Total Revenue	$24.9	$22.8

Contribution margin:
Middleware and integrated technologies	$7.5	$9.2
Applications	(0.6)	(2.0)
BettingCorp	(0.8)	(1.4)

Total contribution margin	6.1	5.8

Unallocated corporate overhead	(5.3)	(6.0)
Restructuring and impairment costs	—	(0.5)
Depreciation and amortization	(0.7)	(1.1)
Amortization of intangible assets	(1.8)	(1.3)
Amortization of share-based compensation	(1.1)	—
Interest income	0.6	0.3
Other expense	—	(0.1)
Minority interest	—	0.1

Loss before income taxes	(2.2)	(2.8)
Income tax expense	(0.9)	(0.5)

Net loss	$(3.1)	$(3.3)

     Our revenues by geographic area, based on the location of customers, were as follows (in millions):

	Three Months Ended March 31
	2006	% of revenues	2005	% of revenues
Europe, Africa and Middle East
United Kingdom	$7.4	30%	$5.9	26%
Italy	1.9	8%	4.6	20%
Other Countries	4.3	17%	3.2	14%

Subtotal	13.6	55%	13.7	60%

Americas
United States	6.7	27%	5.1	23%
Other Countries	1.3	5%	1.0	4%

Subtotal	8.0	32%	6.1	27%

Asia Pacific	3.3	13%	3.0	13%

	$24.9	100%	$22.8	100%

     Two major customers accounted for the following percentages of revenues:

	Three Months Ended March 31,
	2006	2005
Sky Italia	8%	20%
EchoStar	15%	16%
     British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 24% and 21% of total revenues for the three months ended March 31, 2006 and 2005, respectively, taking into account the royalties that are paid by four manufacturers who sell set-top boxes to BSkyB and by customers transacting on our PlayJam service on BSkyB channels.
     Two customers accounted for 13% and 10% of net accounts receivable as of March 31, 2006. One customer accounted for 32% of net accounts receivable as of March 31, 2005.
     Additional summarized information by geographic area was as follows (in millions):

	Three Months ended March 31,
Capital expenditures, net:	2006	2005
United States	$0.5	$0.5
Other countries	0.1	0.3

	$0.6	$0.8

	March 31,	December 31,
	2006	2005
Long-lived assets: (*)
United States	$6.3	$6.0
Other countries	2.8	2.8

	$9.1	$8.8

(*)	Long-lived assets include property and equipment, and other assets.
Note 12. Share-based Compensation Plans
  Employee Stock Purchase Plan
     We have an Amended and Restated 1999 Employee Stock Purchase Plan, or the ESPP. Our board of directors has suspended offering periods under the ESPP and no options or purchase rights are currently outstanding under the ESPP. In the event our board of directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.
  Option Plans
     Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/ Share Issuance Plan, or the 1999 Plan; (ii) the Amended and Restated OpenTV, Inc. 1998 Option/ Stock Issuance Plan, or the 1998 Plan; (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan, or the 2001 Plan; (iv) the OpenTV Corp. 2003 Incentive Plan, or the 2003 Plan; (v) the OpenTV Corp. 2005 Incentive Plan, or the 2005 Plan; (vi) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Options”); and (vii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the “Assumed ACTV Options”). Options have been issued to employees, directors and consultants.
     As a result of our shareholders’ approval of the 2005 Plan on November 10, 2005, no further awards will be granted under the 1999 Plan, 2001 Plan or 2003 Plan. The 1999 Plan, 2001 Plan and 2003 Plan will remain in existence for the sole purpose of governing the outstanding options until such time as such options have been exercised or cancelled. Options or shares awarded under the 1999 Plan, 2001 Plan or 2003 Plan that are forfeited or cancelled will no longer be available for future issuance.
     We currently issue options from the 2005 Plan. The compensation committee of our board of directors administers the 2005 Plan. The compensation committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of March 31, 2006, options to purchase 40,900 Class A ordinary shares were outstanding under the 2005 Plan, and 5,959,100 shares were available for future grant. On April 4, 2006, we issued 935,664 shares under the 2005 Plan in respect of our 2005 bonus plan. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under the 2005 Plan as contemplated by the terms of that plan.
     As discussed above, we no longer issue options from the 1999 Plan. The options outstanding may be incentive stock options or non-statutory options. Options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1 /48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of March 31, 2006, options to purchase 3,259,091 Class A ordinary shares were outstanding under the 1999 Plan.
     Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of March 31, 2006, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
     As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of March 31, 2006, options to purchase 145,695 Class A ordinary shares were outstanding under the 2001 Plan. Options under the 2001 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant.
     As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of March 31, 2006, options to purchase 4,722,512 Class A ordinary shares were outstanding under the 2003 Plan.
     All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of March 31, 2006, there were outstanding Assumed Spyglass Options to purchase 95,628 Class A ordinary shares.
     All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of March 31, 2006, there were outstanding Assumed ACTV Options to purchase 1,517,002 Class A ordinary shares.
     Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.
  Impact of the Adoption of FAS 123(R)
     We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three months ended March 31, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under the provisions of FASB Interpretations No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an Interpretation of APB Opinions No. 15 and 25)”. For share-based compensation granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
     The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2006 was as follows (in thousands):

Three Months ended
March 31, 2006
Cost of revenues — services and other	$184
Research and development	216
Sales and marketing	176
General and administrative	495

$1,071

     Cash received from option exercises under all share-based compensation plans was nominal for the three months ended March 31, 2006 and 2005. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three months ended March 31, 2006.
  Valuation Assumptions
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three months ended March 31,
	2006	2005
Risk-free interest rates	4.28% — 4.78%	3.71% — 4.42%
Average expected lives (months)	63	75
Dividend yield	—	—
Expected volatility	85%	104%
     Our computation of expected volatility for the first quarter of 2006 and in prior years was based on historical volatility on our stock. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. The interest rate for periods within the contractual life of the award is based on the similar U.S. Treasury yield curve in effect at the time of grant.
  Share-based Payment Award Activity
     The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006:

	Shares	Number of
	Available for	Shares				Weighted Average
	Grant	Outstanding	Exercise Price			Exercise Price
Balance, December 31, 2005	5,997,000	10,325,710				$5.42
Options granted	(37,900)	37,900	$2.27	—	$2.88	$2.54
Options exercised	—	(29,022)	$1.05	—	$2.10	$1.21
Options forfeited	—	(125,097)	$1.63	—	$54.25	$7.33
Options expired	—	(366,663)			$9.55	$9.55

Balance, March 31, 2006	5,959,100	9,842,828				$5.24

     The following table summarizes information with respect to options outstanding at March 31, 2006:

			Options Outstanding			Options Currently Exercisable
				Weighted Average		Number
			Number	Remaining	Weighted Average	Vested and	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.33	—	$1.78	1,059,503	5.33	$1.27	650,277	$0.98
$2.02	—	$2.10	102,200	1.56	$2.05	46,250	$2.07
$2.16	—	$2.18	1,017,294	8.47	$2.18	1,009,794	$2.18
$2.21	—	$2.69	277,800	9.13	$3.29	31,944	$2.25
$2.70	—	$2.70	1,494,157	9.29	$2.70	448,305	$2.70
$2.72	—	$2.84	1,165,099	8.24	$2.82	247,601	$2.83
$2.85	—	$2.98	91,200	8.22	$2.90	22,216	$2.90
$2.99	—	$2.99	2,195,325	5.92	$2.99	430,052	$2.99
$3.00	—	$5.04	994,460	3.17	$3.78	416,663	$3.73
$5.55	—	$94.56	1,445,790	4.54	$20.22	1,445,727	$20.23

			9,842,828	6.46	$5.24	4,748,829	$7.80

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options outstanding as of March 31, 2006 was $3.3 million. The aggregate intrinsic value of options vested as of March 31, 2006 was $2.2 million. The aggregate intrinsic value of options exercised under our stock option plans was nominal for the three months ended March 31, 2006 and was $0.1 million for the three months ended March 31, 2005, determined as of the date of option exercise. As of March 31, 2006, there was approximately $4.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of two years.
     The weighted average grant-date fair value of options granted in the three months ended March 31, 2006 and 2005 was $2.54 and $2.71, respectively.
  Pro forma Information for Periods Prior to the Adoption of FAS 123R
     Prior to the adoption of FAS No. 123(R), we accounted for share-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was effective for the year ended December 31, 2003. Employee share-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three months ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.
     Had compensation cost for option plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss for the three months ended March 31, 2005 would have been increased to the pro forma amounts indicated below (amounts in millions, except per share amounts):

Three Months Ended
March 31, 2005
Net loss, as reported	$(3.3)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.0)

Pro-forma net loss	$(4.3)

Net loss per share, basic and diluted:

As reported	$(0.03)

Pro-forma	$(0.04)

Note 13. Subsequent Event
     As of March 31, 2006, Sun Microsystems, Inc. held 7,594,796 OpenTV Corp. Class B ordinary shares that were convertible into Class A ordinary shares. On April 6, 2006, Sun elected to convert its Class B ordinary shares (which entitle the holder to ten votes per share) into the same amount of Class A ordinary shares (which entitle the holder to one vote per share).
     As a result of this conversion, Liberty Media’s total voting interest of our ordinary shares, on an undiluted basis as of April 6, 2006, increased from 65.4% to 76.2%.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operation; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q, and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.
     The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.
Overview
     We are one of the world’s leading providers of software and solutions for interactive and enhanced television.
     We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or from cable, satellite and digital terrestrial operators, which we refer to as “network operators,” once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. In January 2006, we announced a subscription-based licensing agreement under which we would receive monthly payments for each set-top box embedded with our software that our customer deployed, for so long as those set-top boxes remain active. As we pursue additional subscription-based pricing, our revenue model may change over time. We also receive ongoing licensing fees for various other software products that we sell. In addition, we receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.
     As of March 31, 2006, Liberty Media’s total ownership represented approximately 28.9% of the economic interest and 65.4% of the voting interest of our ordinary shares on an undiluted basis. As of March 31, 2006, Sun Microsystems, Inc. held 7,594,796 OpenTV Class B ordinary shares (which entitle the holder to ten votes per share) that were convertible into an equal number of Class A ordinary shares (which entitle the holder to one vote per share). Sun elected to convert its Class B ordinary shares into Class A ordinary shares on April 6, 2006. The effect of this conversion was to modify Liberty Media’s total voting interest of our ordinary shares on an undiluted based from 65.4% to 76.2%, as of April 6, 2006.
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
     We believe the following critical accounting polices and estimates have the greatest potential impact on our consolidated financial statements: revenue recognition, valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets, impairment of goodwill and long-lived assets, and restructuring costs. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.
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
     As indicated, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis in support of our product offerings. Such services may include one or more of the following: middleware porting, customization, implementation and integration; the design, development or construction of software and systems; and system maintenance and support. Professional services from software development contracts, customization services and implementation support are recognized generally on the percentage of completion basis in accordance with the provisions of SOP 81-1. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the contract accounting services are complete. If the arrangement includes the future delivery of specified future software products, we recognize revenue on the completed contract method, upon delivery of the services and such specified deliverables. If total costs are estimated to exceed the estimated contract revenues for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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
  Share-Based Compensation
     On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.
     We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

     Share-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that management reasonably believes, based on various criteria is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for share-based payment awards granted: (i) prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148; and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R), which we applied to grants after December 31, 2005 requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.
Recent Accounting Pronouncements
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
Three Months Ended March 31, 2006 and 2005
Revenues
     Revenues for the three months ended March 31, 2006 were $24.9 million, an increase of $2.1 million, or 9%, from $22.8 million for the same period in 2005. Revenues by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2006	revenues	2005	revenues

Royalties and licenses	$16.4	66%	$15.4	68%
Services and other	8.5	34%	7.4	32%

Total revenues	$24.9	100%	$22.8	100%

     Royalties and licenses. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software, provided all the criteria of SOP 97-2 and related accounting principles have been met. While we have historically realized revenues through one-time royalty payments and ongoing license fees, we recently signed a licensing agreement with an India-based satellite and cable television provider that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, and our advanced advertising products. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter.

     Our royalties usually result from several different types of arrangements. These may include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.
     Royalties and license revenues for the three months ended March 31, 2006 increased $1.0 million, or 6%, to $16.4 million compared to the same period in 2005.
     In Europe, Middle East and Africa, BSkyB directly and indirectly through four of our customers who sell set-top boxes to BSkyB, accounted for $3.8 million, or 23%, and Sky Italia for $1.7 million, or 10%, of our total royalties and license revenues for the three months ended March 31, 2006, respectively. Royalties and licenses for the region decreased by $1.0 million from the same period in 2005, principally as a result of $2.7 million less in royalty and license revenues from Sky Italia in 2006. The decrease in revenues from Sky Italia resulted from a reduction in set-top box shipments and in the royalty rate paid by Sky Italia over the course of 2005, which related to a one-time volume discounts we offered Sky Italia when it became a customer. The decrease from Sky Italia was partially offset by an increase of $1.0 million in royalties and license revenues from BSkyB, primarily as a result of increased set-top box shipments that included our software for personal video recording, or PVR, by the four manufacturers who manufacture set-top boxes for BSkyB, and an increase of $0.7 million in royalties and license revenues from other customers in the region. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped by BSkyB.
     In the Americas region, EchoStar accounted for $3.5 million, or 21%, of our total royalties and license revenues for the three months ended March 31, 2006. Royalties and licenses for the region increased by $1.4 million from the same period in 2005. Approximately $0.1 million of that increase was realized from EchoStar. Despite this increase in the amortization of EchoStar payments during 2006, total revenues from EchoStar were affected, in part, by a reduction in EchoStar set-top box shipments in 2006 compared to 2005. Royalty payments we receive from EchoStar are amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive a limited number of unspecified future applications developed by us. Until we are able to recognize the full royalty revenue reported by EchoStar, which would occur upon expiration of the seven-year agreement term, a portion of the amounts that we invoice to EchoStar is recorded as deferred revenue on our balance sheet and amortized over the remaining life of the agreement. License revenues from advanced advertising related products acquired through our acquisition of certain businesses of CAM Systems in September 2005, accounted for an increase of $0.7 million, while the remaining $0.6 million increase was realized from other customers.
     Royalties and licenses in the Asia Pacific region increased by $0.6 million from the same period in 2005. Royalties and licenses from shipments of our integrated browser in certain digital television sets distributed within Japan accounted for a decrease of $0.1 million, which was offset by an increase of $0.7 million from other customers.
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
     Services and other revenues for the three months ended March 31, 2006 increased $1.1 million, or 15%, to

$8.5 million compared to the same period in 2005.
     We realized an increase of $1.2 million in service and other revenues from advanced advertising related services and support related to products acquired through our acquisition of certain businesses of CAM Systems in September 2005. We also realized increases of $0.8 million in fees from one-time middleware and integrated technologies consulting service engagements and in maintenance and support fees from other customers. These increases were partially offset by a decrease of $0.9 million in PlayJam games channel fees resulting from increased competition and a reduction of service on our PlayJam games channel in France that we initiated in late 2005.
Operating Expenses
     Our total operating expenses, which include cost of revenues, for the three months ended March 31, 2006 were $27.7 million, an increase of $1.8 million, or 7%, from $25.9 million in 2005. Operating expenses by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2006	Revenue	2005	Revenue
Cost of royalties and licenses	$1.7	7%	$1.6	7%
Cost of services and other (1)	9.1	36%	7.2	32%

Total cost of revenues	10.8	43%	8.8	39%
Research and development (1)	8.4	34%	8.7	38%
Sales and marketing (1)	2.7	11%	3.3	15%
General and administrative (1)	5.3	21%	4.2	18%
Restructuring and impairment costs	—	—%	0.5	2%
Amortization of intangible assets	0.5	2%	0.4	2%

Total operating expenses	$27.7	111%	$25.9	114%

(1) Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):
Cost of services and other	$0.2		$—
Research and development	0.2		—
Sales and marketing	0.2		—
General and administrative	0.5		—

Total share-based compensation expense	$1.1		$—

     Cost of Royalties and Licenses. Cost of royalties and licenses consist primarily of materials and shipping costs, patent-related legal costs and amortization of developed technology and patents.
     Cost of royalties and licenses for the three months ended March 31, 2006 increased $0.1 million, or 6%, to $1.7 million compared to the same period in 2005. As a percentage of revenues, cost of royalties and licenses were 7% of revenues in both the three months ended March 31, 2006 and 2005. A decrease in patent-related legal costs of $0.2 million was offset by a $0.3 million increase in amortization of developed technologies as a result of our acquisition of certain businesses of CAM Systems.
     Cost of Services and Other. Cost of services and other consist primarily of headcount and headcount-related costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.
     Cost of services and other for the three months ended March 31, 2006 increased $1.9 million, or 26%, to $9.1 million compared to the same period in 2005. As a percentage of revenues, cost of services and other increased to 36% from 32% in the same period in 2005. Headcount and headcount-related costs increased $2.0 million, due to an increase in hiring to staff new and ongoing projects and a reallocation of staff from research and development in 2006. We also incurred an additional $0.2 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $0.5 million in consulting and subcontractor costs associated with professional services engagements. These increases were partially offset by a net decrease of $0.8 million in network infrastructure and bandwidth costs.

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
     Research and development expenses for the three months ended March 31, 2006 decreased $0.3 million, or 3%, to $8.4 million compared to the same period in 2005. As a percentage of revenues, research and development expenses decreased to 34% from 38% in the same period in 2005. The decrease was primarily the a result of a reallocation of staff to cost of services and other in 2006, which offset an increase in headcount-related costs of $0.2 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, headcount and headcount-related overhead costs, and travel costs.
     Sales and marketing expenses for the three months ended March 31, 2006 decreased $0.6 million, or 18%, to $2.7 million compared to the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 11% from 15% in the same period in 2005. The decrease is primarily attributable to a decrease in headcount and headcount-related overhead costs, which offset an increase in headcount-related costs of $0.2 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
     General and Administrative. General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
     General and administrative expenses for the three months ended March 31, 2006 increased $1.1 million, or 26%, to $5.3 million compared to the same period in 2005. As a percentage of revenues, general and administrative expenses increased to 21% from 18% in the same period in 2005. Professional fees for consulting and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of $0.4 million. Headcount-related overhead costs increased $0.7 million, with $0.5 million of that increase attributable to share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006.
     Restructuring and Impairment Costs. For the three months ended March 31, 2005, there was a restructuring and impairment provision of $0.5 million relating to the closure of our Lexington, Massachusetts facility.
     Amortization of Intangible Assets. Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents.
     For the three months ended March 31, 2006, amortization of intangible assets was $0.5 million, an increase of $0.1 million, or 25%, from $0.4 million for the same period in 2005. The increase resulted from the inclusion of certain intangible assets from our acquisition of certain businesses of CAM Systems in September 2005.
Interest Income, Other Expense and Minority Interest
     As a result of increased interest rates, interest income was $0.6 million for the three months ended March 31, 2006, compared with $0.3 million for the same period in the prior year.
Income Taxes
     We estimate that we had United States federal tax loss carryforwards of approximately $319 million at the end of 2005, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Our income tax expense of $0.9 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, was primarily attributable to foreign and state taxes.
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

     Revenues and contribution margin, as reconciled to net loss on a GAAP basis, by segment were as follows (in millions):

	Three Months Ended March 31,
		% of segment		% of segment
	2006	revenue	2005	revenue
Revenues:
Middleware and integrated technologies
Royalties and licenses	$15.6	80%	$15.4	82%
Services and other	4.0	20%	3.4	18%

Subtotal — Middleware and integrated technologies	19.6	100%	18.8	100%

Applications
Royalties and licenses	$0.8	19%	$—	—%
Services and other	3.5	81%	3.1	100%

Subtotal — Applications	4.3	100%	3.1	100%

BettingCorp
Royalties and licenses	$—	—%	$—	—%
Services and other	1.0	100%	0.9	100%

Subtotal — BettingCorp	1.0	100%	0.9	100%

Total Revenue	24.9		22.8

Contribution margin:
Middleware and integrated technologies	7.5		9.2
Applications	(0.6)		(2.0)
BettingCorp	(0.8)		(1.4)

Total contribution margin	6.1		5.8

Unallocated corporate overhead	(5.3)		(6.0)
Restructuring and impairment costs	—		(0.5)
Depreciation and amortization	(0.7)		(1.1)
Amortization of intangible assets	(1.8)		(1.3)
Amortization of share-based compensation	(1.1)		—
Interest income	0.6		0.3
Other expense	—		(0.1)
Minority interest	—		0.1

Loss before income taxes	(2.2)		(2.8)
Income tax expense	(0.9)		(0.5)

Net loss	$(3.1)		$(3.3)

  Middleware and integrated technologies
     Revenues from the middleware and integrated technologies business for the three months ended March 31, 2006 were $19.6 million, an increase of $0.8 million, or 4%, from $18.8 million for the same period in 2005.
     Royalties and licenses from set-top box shipments and other product sales accounted for 80% of segment revenues, a decrease from 82% in the same period in 2005. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2006 due to the additional shipments and amortization described under “Royalties and licenses” above.
     Services and other consists primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training. This category accounted for 20% of segment revenues, an increase from 18% in the same period in 2005. The increase was due to discrete middleware professional service fees and maintenance and support fees from customers in 2006.
     Total contribution margin for the middleware and integrated technologies business decreased in 2006, primarily as a result of higher headcount and headcount-related costs, and higher consulting and subcontractor costs associated with billable professional services engagements, which were included in cost of services and other and research and development expenses above.
  Applications
     Revenues from the applications business for the three months ended March 31, 2006 were $4.3 million, an increase of $1.2 million, or 39%, from $3.1 million for the same period in 2005.

     Revenues from products acquired through our acquisition of certain businesses of CAM Systems in September 2005, accounted for $0.7 million of application licenses and $1.2 million of application services. This increase in application services was offset by a $0.9 million decrease in PlayJam games channel fees resulting from increased competition and a reduction of service on our PlayJam games channel in France that we initiated in late 2005.
     Total contribution loss for the applications business improved in 2006, primarily as a result of increased revenues, including revenues from our acquisition of certain businesses of CAM Systems, as described above, and as a result of reduced network infrastructure and bandwidth costs.
  BettingCorp
     Revenues from the BettingCorp business for the three months ended March 31, 2006 were $1.0 million, an increase of $0.1 million, or 11%, from $0.9 million for the same period in 2005. This increase was primarily due to increased service usage on BSkyB.
     Total contribution loss for the BettingCorp business decreased in 2005, primarily as a result of reduced network infrastructure and bandwidth costs.
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
     Beginning in 2004, we entered into multiple-element arrangements for products and services with customers including United GlobalCom, (a subsidiary of Liberty Global), FOXtel, Austar, PartiTV and Comcast. Portions of the amounts that we have invoiced to UGC, FOXtel and Austar under those agreements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business. Portions of the amounts that we have invoiced to PartiTV under our agreements with them will be included as revenue over time in our BettingCorp business.
     The arrangements with these customers included maintenance and support, for which vendor specific objective evidence of fair value did not exist. In addition, several of these arrangements provided for the delivery of specified future products, for which such evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided. As we noted above in our discussion of royalties, our EchoStar royalty revenues, which are included as revenues in our middleware and integrated technologies business, are also being amortized over the seven-year term of our EchoStar agreements, with a portion of those reported royalty amounts currently reflected in our deferred revenue amounts.
     As of March 31, 2006, we recorded $23.2 million in deferred revenue (including both current and non-current portions) compared with $22.6 million at the end of 2005. Of that total deferred amount at March 31, 2006, $17.4 million, or 75%, was deferred as a result of the arrangements with EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast described in the preceding paragraphs. These deferred amounts as of March 31, 2006 do not reflect any additional future middleware deployments or additional license sales. The remaining $5.8 million, or 25%, of our deferred revenue as of March 31, 2006 was principally attributable to other maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.
     Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $17.4 million of unearned revenue at March 31, 2006 resulting from the EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast arrangements:

Expected Recognition
Year Ending December 31,	of Unearned Revenue
(In millions)
Remaining 9 months of 2006	$6.8
2007	4.8
Thereafter	5.8

$17.4

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
     As of March 31, 2006, we had cash and cash equivalents of $47.4 million, which was an increase of $0.2 million from the balance at December 31, 2005, and an increase of $10.6 million from the balance at March 31, 2005. Taking into account short-term and long-term marketable debt securities of $14.2 million, our cash, cash equivalents and marketable debt securities were $61.6 million as of March 31, 2006, compared with $64.5 million as of December 31, 2005, and $64.0 million as of March 31, 2005. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.
     Our cash balances as of March 31, 2006 were positively affected by a $2.5 million increase in cash from investing activities, from the sale of marketable debt securities, which were used to fund $2.0 million of net cash used in operating activities. Our cash balances as of March 31, 2005 were positively affected by a $2.2 million increase in cash generated from operating activities, which was partially offset by investing activities, primarily from capital expenditures.
     Cash used in operating activities was $2.0 million for three months ended March 31, 2006, compared with cash generated from operating activities of $2.2 million for the three months ended March 31, 2005. Increased revenues and reduced operating expenses resulted in a reduced net loss for the three months ended March 31, 2006 as compared to the same period in 2005. An increase in accounts receivable compared to the same period in 2005, resulted in the company using $2.0 million of cash in its operations. This unfavorable working capital movement resulted primarily from an increase in accounts receivable due to a delay in the timing of collection of royalties from certain regular customers the majority of which have been collected early in the second quarter of 2006.
     Cash provided by investing activities was $2.5 million for three months ended March 31, 2006, compared with cash used in investing activities of $1.0 million for the three months ended March 31, 2005. In 2006, net proceeds from the sale of marketable debt securities, partially offset by outflows to purchase property and equipment, were used to fund operating expenses. For 2005, cash provided from operating activities and net proceeds from the sale of marketable debt securities were used to fund the purchase of property and equipment and a private equity investment.
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

Commitments and Contractual Obligations
     Information as of March 31, 2006 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

					Due in
		Due in	Due in	Due in	2011 or
	Total	2006	2007-2008	2009-2010	After
Operating leases obligations	$17.0	$3.6	$8.7	$4.5	$0.2
Noncancellable purchase obligations	1.6	1.5	0.1	—	—

Total contractual obligations	$18.6	$5.1	$8.8	$4.5	$0.2

     We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases, beginning in 2008. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.
     In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2006 were $1.5 million for the remaining nine months of 2006 and $0.1 million for the year ending December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of March 31, 2006, we had three standby letters of credit aggregating approximately $2.0 million, two of which were issued to landlords and one of which was issued to a sublessee at two of our leased properties. We have posted two certificates of deposit, aggregating $2.0 million, as collateral for two of the letters of credit and have also deposited $0.5 million of restricted cash for the other letter of credit.
Indemnifications
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
Fixed Income Investment Risk
     We own a fixed income investment portfolio with various holdings, types and maturities. These investments are generally classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item titled “accumulated other comprehensive loss”.
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
     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2006 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of March 31,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2006	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$14,138	$14,253	$14,023	$14,369	$13,907
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
     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during the first three months of 2006. We expect over time, however, that a more significant number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2006 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.
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
     Management assessed the effectiveness of the company’s Internal Control as of December 31, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and identified certain material weaknesses in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These material weaknesses were described as follows, and this information should be read together with management’s complete report as included with the company’s Annual Report on Form 10-K:
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
     Based on those assessments and the relevant criteria, management concluded that, as of December 31, 2005, the company’s Internal Control was not effective.
     Based on these findings, management has performed remediation efforts with respect to each of the material weaknesses referred to above. We continue to assess the adequacy and effectiveness of those remediation efforts.
Remediation of Material Weakness Related to Certain Ineffective Account Analysis in Financial Reporting Process
     Management continues to review and assess its procedures adopted in 2005 to address the financial reporting and close process.
     These procedures require the company’s financial group to collect, analyze and monitor all necessary and relevant supporting documentation for accrual balances, long-term other assets and deferred tax assets and any adjustments. Management also introduced additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. Management expects to continue reviewing and assessing its remediation efforts through the course of the year with respect to this identified weakness. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate this matter.
Remediation of Material Weakness Related to Insufficient Personnel with Technical Expertise
     In the first quarter of 2006, management also began to evaluate its finance personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required.
     Management expects to continue evaluating and implementing remediation efforts through the course of the year with respect to this identified weakness. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate this matter.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the company’s Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2005 that we had not remediated as of March 31, 2006. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of March 31, 2006, were, therefore, not effective.
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
     Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Count did not issue a ruling on the motion for final approval at the fairness hearing. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.
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
     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit

remanded the case back to the District Court for disposition. The District Court has tentatively scheduled a trial in this matter for September 2006, although counsel for the defendants expects that, prior to the trial date, the District Court may review and issue its opinion on various pending summary judgment motions for dismissal. In addition, on March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was recently denied. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.
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
Item 1A. Risk Factors
     Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Date: May 10, 2006	OpenTV Corp.

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