Form 10-Q
period 2006-06-30
OPENTV CORP
filed 2006-08-09
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Yes ☐                 No ☑
As of June 30, 2006, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
107,002,113 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,999	$47,229
Short-term marketable debt securities	8,046	9,030
Accounts receivable, net of allowance for doubtful accounts of $287 and $305 at June 30, 2006 and December 31, 2005, respectively	17,464	16,873
Prepaid expenses and other current assets	3,044	4,638

Total current assets	76,553	77,770

Long-term marketable debt securities	8,924	8,213
Property and equipment, net	6,094	5,863
Goodwill	97,615	80,124
Intangible assets, net	23,621	27,150
Other assets	4,332	2,945

Total assets	$217,139	$202,065

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,018	$4,361
Accrued liabilities	16,560	18,568
Accrued restructuring	1,699	1,931
Due to Liberty Media	228	182
Current portion of deferred revenue	12,037	14,193

Total current liabilities	33,542	39,235
Long-term liabilities:
Deferred rent	1,248	1,404
Deferred revenue	12,067	8,391

Total long-term liabilities	13,315	9,795

Total liabilities	46,857	49,030

Commitments and contingencies (Note 9)
Minority interest	504	523

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,078,440 and 98,105,119 shares issued and outstanding, including treasury shares, at June 30, 2006 and December 31, 2005, respectively	2,233,821	2,230,398
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	490,186	470,596
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	—	(2)
Accumulated other comprehensive loss	(395)	(265)
Accumulated deficit	(2,589,749)	(2,584,130)

Total shareholders’ equity	169,778	152,512

Total liabilities, minority interest and shareholders’ equity	$217,139	$202,065

*	The consolidated balance sheet at December 31, 2005 has been derived from the company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Royalties and licenses	$14,743	$12,518	$31,114	$27,922
Services and other	8,978	8,356	17,503	15,781

Total revenues	23,721	20,874	48,617	43,703
Cost of revenues:
Royalties and licenses	1,754	1,738	3,495	3,374
Services and other (1)	9,385	5,742	18,443	12,925

Total cost of revenues	11,139	7,480	21,938	16,299

Gross profit	12,582	13,394	26,679	27,404
Operating expenses:
Research and development (1)	7,654	8,107	16,017	16,843
Sales and marketing (1)	3,297	3,323	5,950	6,581
General and administrative (1)	4,266	4,047	9,614	8,258
Restructuring and impairment costs	20	1,692	20	2,177
Amortization of intangible assets	530	393	1,059	790

Total operating expenses	15,767	17,562	32,660	34,649

Loss from operations	(3,185)	(4,168)	(5,981)	(7,245)
Interest income	898	404	1,448	724
Other (expense) / income, net	(201)	424	(198)	362
Minority interest	10	(16)	19	44

Loss before income taxes	(2,478)	(3,356)	(4,712)	(6,115)
Income tax expense	(14)	(686)	(907)	(1,211)

Net loss	$(2,492)	$(4,042)	$(5,619)	$(7,326)

Net loss per share, basic and diluted:	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Shares used in per share calculation, basic and diluted	137,392,075	123,337,922	136,684,318	122,919,919

(1) Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):
Cost of services and other	$153	$2	$339	$4
Research and development	179	—	395	—
Sales and marketing	147	—	323	—
General and administrative	502	—	997	—

Total share-based compensation expense	$981	$2	$2,054	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,619)	$(7,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,539	2,200
Amortization of intangible assets	3,529	2,561
Amortization of share-based compensation	2,054	4
Non-cash employee compensation	40	102
Provision for doubtful accounts	(18)	—
Non-cash impairment costs	—	602
Loss on disposal of fixed assets	10	—
Minority interest	(19)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(573)	6,675
Prepaid expenses and other current assets	1,594	447
Other assets	(1,387)	(743)
Accounts payable	(1,343)	(1,022)
Accrued liabilities and deferred rent	494	(1,464)
Accrued restructuring	(232)	836
Due to Liberty Media	46	(229)
Deferred revenue	1,520	3,017

Net cash provided by operating activities	1,635	5,616

Cash flows from investing activities:
Purchase of property and equipment	(1,668)	(1,510)
Proceeds from sale of marketable debt securities	6,800	25,438
Purchase of marketable debt securities	(6,555)	(8,999)
Private equity investments	—	(300)

Net cash (used in) / provided by investing activities	(1,423)	14,629

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	772	22

Net cash provided by financing activities	772	22

Effect of exchange rate changes on cash and cash equivalents	(214)	(237)

Net increase in cash and cash equivalents	770	20,030

Cash and cash equivalents, beginning of period	47,229	35,660

Cash and cash equivalents, end of period	$47,999	$55,690

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(340)	$(623)

Non-cash investing and financing activities
Conversion of exchangeable shares	$17,491	$26

Value of bonus shares issued to employees	$2,658	$3,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     Preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
  Share-Based Compensation
     On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.
     We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of June 30, 2006, for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 12 “Share-based Compensation Plans” for further details.
     Share-based compensation expense recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2006 included compensation expense related to share-based payment awards granted: (i) prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “ Accounting for Share-based Compensation — Transition and Disclosure,” (SFAS 148); and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R), which we applied to grants after December 31, 2005, requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

  Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FASB109). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
     FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions.
Note 3. Net Loss Per Share
     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of June 30, 2006 and 2005 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Class A ordinary shares issuable upon exercise of stock options	10,604,099	10,338,310	10,226,512	10,567,202

Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	731,865	744,428	733,708	744,428

Class B ordinary shares issuable for shares of OpenTV, Inc.
Class B common stock	—	7,594,796	168,773	7,594,796
     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 3.5 million and 9.2 million for the three months ended June 30, 2006 and 2005, and 2.8 million and 9.3 million for the six months ended June 30, 2006 and 2005, respectively.
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
     As of December 31, 2005, Sun Microsystems, Inc. beneficially owned 7,594,796 shares of Class B common stock of our subsidiary OpenTV, Inc., which is not publicly traded. On January 4, 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of our Class B ordinary shares. As a result of applying purchase accounting to the exchanges, we recorded an additional $17.4 million of goodwill in the three months ended March 31, 2006.
     On April 6, 2006, Sun Microsystems, Inc. converted its Class B ordinary shares into Class A ordinary shares.

     As of June 30, 2006, minority shareholders continued to own approximately 0.5% of OpenTV, Inc.
Note 5. Intangible Assets, Net
     The components of intangible assets, excluding goodwill, were as follows (in millions):

		June 30, 2006			December 31, 2005
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$20.7	$(7.1)	$13.6	$14.7
Developed technologies	3-5	11.3	(5.8)	5.5	6.9
Contracts and relationships	5	9.8	(5.5)	4.3	5.3
Trademarks	4	0.3	(0.1)	0.2	0.3
Purchased technologies	5	0.4	(0.4)	—	—

		$42.5	$(18.9)	$23.6	$27.2

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was approximately $1.8 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and $3.6 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively (of which approximately $1.3 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $2.6 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively, were reported in cost of royalties and licenses).
     The future annual amortization expense for the intangible assets is expected to be as follows (in millions):

Amortization
Year ending December 31,	Expense
2006 (Remaining six months)	$3.5
2007	6.0
2008	3.5
2009	2.0
2010	1.7
Thereafter	6.9

$23.6

Note 6. Restructuring and Impairment Costs
     We monitor our organizational structure and associated operating expenses periodically. Depending upon events and circumstances, actions may be taken to restructure the business, including terminating employees, abandoning excess lease space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual includes numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

     The following sets forth the restructuring activity during the six months ended June 30, 2006 (in millions):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total
Balance, December 31, 2005	$0.2	$1.7	$1.9

Cash payments	—	(0.1)	(0.1)

Balance, March 31, 2006	$0.2	$1.6	$1.8

Cash payments	—	(0.1)	(0.1)

Balance, June 30, 2006	$0.2	$1.5	$1.7

     The outstanding accrual for severance will be paid within 12 months. The outstanding accrual for excess facilities relates to an operating lease obligation net of estimated sublease income which expires in 2016.
Note 7. Employee Bonus
     For the year ended December 31, 2005, the compensation committee of our board of directors approved a bonus plan that provided for the issuance of our Class A ordinary shares to employees based on company and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares or the costs associated with implementing such a program, certain employee bonuses were paid in cash. In addition, applicable withholding taxes were netted from employees’ gross bonus in calculating the net Class A ordinary shares to be issued in the United States and the United Kingdom. The estimated amount recorded as an expense was $5.5 million for the year ended December 31, 2005.
     During the three months ended March 31, 2006, we paid approximately $0.2 million in cash in respect of the 2005 bonus. During the three months ended June 30, 2006, we paid the full remaining 2005 bonus net of withholding taxes in the form of 935,664 shares of our Class A ordinary shares with an aggregate value of $2.7 million (based on the closing price for our Class A ordinary shares as of April 4, 2006) to our employees in the United States and the United Kingdom and cash in our other foreign jurisdictions. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan as contemplated by the terms of that plan.
Note 8. Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2.5)	$(4.0)	$(5.6)	$(7.3)
Other comprehensive loss:
Foreign currency translation adjustment	0.1	(0.2)	(0.1)	(0.3)

Comprehensive loss	$(2.4)	$(4.2)	$(5.7)	$(7.6)

Note 9. Commitments and Contingencies
  Operating Leases
     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between October 2006 and April 2011. Total rent expense was $1.3 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively. There was no sublease income.

     Future minimum payments under operating leases as of June 30, 2006 were as follows (in millions):

Minimum
Year ending December 31,	Commitments
2006 (remaining six months)	$2.4
2007	4.4
2008	4.3
2009	3.8
2010	0.7
Thereafter	0.2

$15.8

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
  Other Commitments
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of June 30, 2006 were $1.4 million for the remaining six months of 2006 and $0.1 million for the year ending December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
     As of June 30, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005 (see Note 6). We pledged approximately $0.5 million of restricted cash and one certificate of deposit of $1.0 million as collateral in respect of these standby letters of credit.
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
     In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through September 30, 2006 to allow for settlement discussions.
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

     Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On July 11, 2006, the District Court ordered a stay of the proceedings pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent's claims.
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
     Indemnifications
          In the normal course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant. We are not, however, able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced.
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

Note 10. Related Party Transactions
          Our ordinary shares consist of Class A and Class B shares. Each of our Class A ordinary shares entitles its holder to one vote, and each of our Class B ordinary shares entitles its holder to ten votes. As of June 30, 2006, Liberty Media’s total ownership represented approximately 28.6% of the economic interest and approximately 76.0% of the voting power of our ordinary shares on an undiluted basis.
          Since January 2004, we have participated in the Liberty Media benefits program for employees in the United States at a cost of $0.7 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.
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
Note 11. Segment Information
          Our chief operating decision maker is our Chief Executive Officer. Our management assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
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
          Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with US GAAP. We define “contribution margin,” for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-US GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of “contribution margin” that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While our management may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.
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

          Summarized information by segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Middleware and integrated technologies
Royalties and licenses	$13.8	$12.4	$29.4	$27.8
Services and other	4.4	4.0	8.4	7.4

Subtotal — Middleware and integrated technologies	18.2	16.4	37.8	35.2

Applications
Royalties and licenses	0.9	0.1	1.7	0.1
Services and other	3.9	3.1	7.4	6.2

Subtotal — Applications	4.8	3.2	9.1	6.3

BettingCorp
Services and other	0.7	1.3	1.7	2.2

Subtotal — BettingCorp	0.7	1.3	1.7	2.2

Total Revenue	$23.7	$20.9	$48.6	$43.7

Contribution margin:
Middleware and integrated technologies	$6.5	$6.8	$14.0	$16.0
Applications	—	(0.8)	(0.6)	(2.8)
BettingCorp	(0.9)	(0.9)	(1.7)	(2.3)

Total contribution margin	5.6	5.1	11.7	10.9

Unallocated corporate overhead	(5.2)	(5.2)	(10.5)	(11.2)
Restructuring and impairment costs	—	(1.7)	—	(2.2)
Depreciation and amortization	(0.8)	(1.1)	(1.5)	(2.2)
Amortization of intangible assets	(1.8)	(1.3)	(3.6)	(2.6)
Amortization of share-based compensation	(1.0)	—	(2.1)	—
Interest income	0.9	0.4	1.5	0.7
Other (expense) / income, net	(0.2)	0.5	(0.2)	0.4
Minority interest	—	—	—	0.1

Loss before income taxes	(2.5)	(3.3)	(4.7)	(6.1)
Income tax expense	—	(0.7)	(0.9)	(1.2)

Net loss	$(2.5)	$(4.0)	$(5.6)	$(7.3)

          Our revenues by geographic area, based on the location of customers, were as follows (in millions):

	Three Months Ended June 30				Six Months Ended June 30,
		% of		% of		% of		% of
	2006	revenues	2005	revenues	2006	revenues	2005	revenues
Europe, Africa and Middle East
United Kingdom	$6.2	26%	$5.5	27%	$13.6	28%	$11.4	26%
Italy	1.2	5%	2.6	12%	3.1	6%	7.2	17%
Other countries	4.8	21%	2.6	12%	9.1	19%	5.8	13%

Subtotal	12.2	52%	10.7	51%	25.8	53%	24.4	56%

Americas
United States	7.1	30%	6.4	31%	13.8	28%	11.5	26%
Other countries	1.0	4%	0.7	3%	2.3	5%	1.7	4%

Subtotal	8.1	34%	7.1	34%	16.1	33%	13.2	30%

Asia Pacific	3.4	14%	3.1	15%	6.7	14%	6.1	14%

	$23.7	100%	$20.9	100%	$48.6	100%	$43.7	100%

          Two major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sky Italia	5%	12%	6%	16%
Echostar	16%	18%	16%	17%
          British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 20% and 19% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 23% and 20% of total revenue for the six months ended June 30, 2006 and 2005, respectively, taking into account the royalties that are paid by four manufacturers who sell set-top boxes to BSkyB and by customers transacting on our PlayJam service on BSkyB channels.
          One customer accounted for 14% of net accounts receivable as of June 30, 2006. Three customers accounted for 16%, 12% and 11% of net accounts receivable as of June 30, 2005.
          Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures, net:	2006	2005	2006	2005
United States	$0.8	$0.4	$1.3	$0.9
Other countries	0.3	0.3	0.4	0.6

	$1.1	$0.7	$1.7	$1.5

	June 30,	December 31,
Long-lived assets: (*)	2006	2005
United States	$7.5	$6.0
Other countries	2.9	2.8

	$10.4	$8.8

(*)	Long-lived assets include property and equipment, and other assets.
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
          We currently issue options from the 2005 Plan. The compensation committee of our board of directors administers the 2005 Plan. The compensation committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of June 30, 2006, options to purchase 1,326,250 Class A ordinary shares were outstanding under the 2005 Plan, and 4,673,750 shares were available for future grant. On April 4, 2006, we issued 935,664 shares under the 2005 Plan in respect of our 2005 bonus plan. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under the 2005 Plan as contemplated by the terms of that plan.
          As discussed above, we no longer issue options from the 1999 Plan. The options outstanding may be incentive stock options or non-statutory options. Options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1 /48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of June 30, 2006, options to purchase 3,192,052 Class A ordinary shares were outstanding under the 1999 Plan.
          Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of June 30, 2006, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
          As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted under the 2001 Plan and they were generally granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of June 30, 2006, options to purchase 144,254 Class A ordinary shares were outstanding under the 2001 Plan.
          As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of June 30, 2006, options to purchase 4,642,983 Class A ordinary shares were outstanding under the 2003 Plan.
          All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of June 30, 2006, there were outstanding Assumed Spyglass Options to purchase 92,734 Class A ordinary shares.
          All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of June 30, 2006, there were outstanding Assumed ACTV Options to purchase 1,163,083 Class A ordinary shares.
          Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

     Impact of the Adoption of SFAS 123(R)
          We adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six months ended June 30, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 148 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For share-based compensation granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we recognize compensation expense using the accelerated amortization method. As SFAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
          The impact on our results of operations of recording share-based compensation for the three and six months ended June, 2006 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues — services and other	$153	$337
Research and development	179	395
Sales and marketing	147	323
General and administrative	502	997

	$981	$2,052

          Cash received from option exercises under all share-based compensation plans was approximately $0.7 million and $0.8 million for the three and six months ended June 30, 2006, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three and six months ended June 30, 2006.
Valuation Assumptions
          We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	4.82% - 5.22%	3.78% - 4.24%	4.28% - 5.22%	3.71% - 4.42%
Average expected lives (months)	63	75	63	75
Dividend yield	—	—	—	—
Expected volatility	81-84%	102%	81-85%	102-104%
          Our computation of expected volatility for the six months ended June 30, 2006 and in prior years was based on historical volatility on our stock. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. The interest rate for periods within the contractual life of the award is based on the similar U.S. Treasury yield curve in effect at the time of grant.

Share-based Payment Award Activity
          The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2006:

	Shares	Number of
	Available for	Shares		Weighted Average
	Grant	Outstanding	Exercise Price	Exercise Price
Balance, December 31, 2005	5,997,000	10,325,710		$5.42
Options granted	(37,900)	37,900	$2.27 - $2.88	$2.54
Options exercised	—	(29,022)	$1.05 - $2.10	$1.21
Options forfeited	—	(62,913)	$1.63 - $3.77	$2.80
Options expired	—	(428,847)	$1.63 - $54.25	$9.89

Balance, March 31, 2006	5,959,100	9,842,828		$5.24

Options granted	(1,309,950)	1,309,950	$2.29 - $4.00	$2.95
Options exercised	—	(385,548)	$0.33 - $2.99	$1.89
Options forfeited	24,600	(106,470)	$1.63 - $3.61	$2.93
Options expired	—	(37,404)	$1.63 - $54.25	$13.05

Balance, June 30, 2006	4,673,750	10,623,356		$5.08

          The following table summarizes information with respect to options outstanding at June 30, 2006:

	Options Outstanding			Options Currently Exercisable
		Weighted Average		Number
	Number	Remaining	Weighted Average	Vested and	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.33 - $2.16	1,087,396	5.03	$1.38	749,604	$1.20
$2.18 - $2.69	1,050,444	3.09	$2.26	747,023	$2.19
$2.70 - $2.70	1,465,869	8.64	$2.70	534,590	$2.70
$2.72 - $2.82	371,411	8.88	$2.77	69,982	$2.77
$2.84 - $2.84	1,708,950	9.30	$2.84	255,334	$2.84
$2.85 - $2.98	121,300	8.29	$2.91	23,466	$2.91
$2.99 - $2.99	2,184,845	7.73	$2.99	929,315	$2.99
$3.00 - $4.59	1,083,197	6.56	$3.58	345,177	$3.47
$4.77 - $17.63	1,065,034	4.53	$9.01	1,028,784	$9.15
$19.00 - $94.56	484,910	4.06	$40.92	484,910	$40.92

	10,623,356	6.46	$5.08	5,168,185	$7.39

          The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of all vested and unvested options outstanding as of June 30, 2006, based on our then current closing price, was $10.5 million. The aggregate intrinsic value of options vested as of June 30, 2006 was $5.2 million. The weighted average remaining contractual life of currently vested and exercisable options is 4.97 years. The aggregate intrinsic value of options exercised under our stock option plans was $0.5 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of two years.
          The weighted average grant-date fair value of options granted was $2.95 and $2.76 for the grants in the three months ended June 30, 2006 and 2005, respectively, and $2.95 and $2.75 for the grants in the six months ended June 30, 2006 and 2005.
     Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
          Prior to the adoption of SFAS No. 123(R), we accounted for share-based employee compensation arrangements in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS148, which was effective for the year ended December 31, 2003. Under APB 25, employee share-based compensation expense recognized under SFAS 148 was not reflected in our results of operations for the three and six months ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated upon adoption of SFAS 123(R).
          Had compensation cost for option plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss for the three and six months ended June 30, 2005 would have been increased to the pro forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(4.0)	$(7.3)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.1)	(2.1)

Pro-forma net loss	$(5.1)	$(9.4)

Net loss per share, basic and diluted:
As reported	$(0.03)	$(0.06)

Pro-forma	$(0.04)	$(0.08)

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
          As of June 30, 2006, Liberty Media’s total ownership represented approximately 28.6% of the economic interest and 76.0% of the voting interest of our ordinary shares on an undiluted basis.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with US GAAP as applicable to financial statements for interim reporting periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these condensed consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.
          We believe the following critical accounting polices and estimates have the greatest potential impact on our consolidated financial statements: revenue recognition, valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets, impairment of goodwill and long-lived assets, restructuring costs and share-based compensation. All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.
  Revenue Recognition
          We recognize revenue in accordance with current US GAAP that have been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value of the elements of the arrangement exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services. Our judgments and estimates regarding future products and services could differ from actual events. Because terms of our licensing arrangements may differ for various customers, including possibly subscription-based or one-time royalty arrangements, we often may apply different recognition policies to different customer contracts depending upon those particular terms.
          As indicated, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis in support of our product offerings. Such services may include one or more of the following: middleware porting, customization, implementation and integration; the design, development or construction of software and systems; and system maintenance and support. Professional services from software development contracts, customization services and implementation support are recognized generally on the percentage of completion basis in accordance with the provisions of SOP 81-1. If a contract involves the provision of multiple elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the contract, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the contract accounting services are complete. If the arrangement includes the future delivery of specified software products for which we do not have evidence of fair value, we recognize revenue on the completed contract method, upon delivery of the services and such specified deliverables. If total costs are estimated to exceed the estimated contract revenues for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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
  Share-Based Compensation
          We adopted the provisions of SFAS 123(R) during the first quarter of fiscal 2006, and have accounted for share-based compensation since January 1, 2006 in accordance with that accounting policy. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured based on the fair value of the award at the grant date and is recognized as expense using the accelerated amortization method over the requisite service period, which is generally the vesting period.
          We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

          Our computation of expected lives has been determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. Our computation of expected volatility has been based on historical volatility of our stock. We have based the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
          While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.
          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values, except for options subject to variable accounting.
          The guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-based Payment Arrangement for Public Companies,” is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
          See Note 12 for further information regarding the SFAS 123(R) disclosures.
Recent Accounting Pronouncements
          In July 2006, the FASB issued FIN 48, an interpretation of FASB 109. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
          Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
          FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.
          FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions.

Three and Six Months Ended June 30, 2006 and 2005
Revenues
          Revenues for the three months ended June 30, 2006 were $23.7 million, an increase of $2.8 million, or 13%, from $20.9 million for the same period in 2005. Revenues for the six months ended June 30, 2006 were $48.6 million, an increase of $4.9 million, or 11%, from $43.7 million for the same period in 2005. Revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2006	revenues	2005	revenues	2006	revenues	2005	revenues
Royalties and licenses	$14.7	62%	$12.5	60%	$31.1	64%	$27.9	64%
Services and other	9.0	38%	8.4	40%	17.5	36%	15.8	36%

Total revenues	$23.7	100%	$20.9	100%	$48.6	100%	$43.7	100%

          Royalties and licenses. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification (when we receive the royalty reports) of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software, provided all the criteria of SOP 97-2 and related accounting principles have been met. We have historically realized revenues through one-time royalty payments and ongoing license fees. In late 2005, we signed a licensing agreement with an India-based satellite and cable television provider, and in the second quarter of 2006, we signed a license agreement with Time Warner Cable, that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, and our advanced advertising products. License fees are generally one-time purchases by our customers and can vary significantly from quarter to quarter. Our royalties usually result from several different types of arrangements. These may include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.
          Royalties and license revenues for the three months ended June 30, 2006 increased $2.2 million, or 18%, to $14.7 million compared to the same period in 2005.
          In Europe, Middle East and Africa, BSkyB directly and indirectly, primarily through four of our customers who sell set-top boxes to BSkyB, accounted for $2.8 million, or 19%, of our total royalties and license revenues for the three months ended June 30, 2006. Royalties and licenses for the region increased by $2.1 million from the same period in 2005, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $1.0 million higher than in 2005, primarily as a result of increased set-top box shipments that included our software for personal video recording, or PVR, by the manufacturers who manufacture set-top boxes for BSkyB. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped by BSkyB. Royalties and licenses from other customers were $2.5 million higher than in 2005, primarily as a result of increased shipments. These increases were partially offset by a decrease of $1.4 million in royalty and license revenues from Sky Italia, which resulted from a reduction in set-top box shipments and in the royalty rate paid by Sky Italia over the course of 2005; that reduction in royalty rate related to a one-time volume discount we offered Sky Italia when it became a customer.
          In the Americas region, EchoStar accounted for $3.4 million, or 23%, of our total royalties and license revenues for the three months ended June 30, 2006. Royalties and licenses for the region were the same as for the three months ended June 30, 2005. Royalties and license revenues from EchoStar were $0.1 million less than for the same period in 2005. This modest decline in total revenues from EchoStar for the period were affected, in part, by a reduction in EchoStar set-top box shipments in 2006 compared to 2005. Royalty payments we receive from EchoStar are amortized over the seven-year term of our EchoStar agreements because EchoStar has a right to receive a limited number of unspecified future applications developed by us. Until we are able to recognize the full royalty revenue reported by EchoStar, which would occur upon expiration of the seven-year agreement term, a portion of the amounts that we invoice to EchoStar is recorded as deferred revenue on our balance sheet and amortized over the remaining life of the agreement. License revenues from advanced advertising related products accounted for an increase of $0.7 million during the period, principally as a result of our acquisition of CAM Systems, the CAMS Acquisition, in September 2005, while other customers accounted for a net decrease of $0.6 million.
          For the three months ended June 30, 2006, royalties and licenses in the Asia Pacific region were $2.1 million, an increase of $0.1 million from the same period in 2005. This increase resulted primarily from net additional royalties from certain customers in the region.
          Royalties and license revenues for the six months ended June 30, 2006 increased $3.2 million, or 11%, to $31.1 million compared to the same period in 2005.
          In Europe, Middle East and Africa, BSkyB directly and indirectly, primarily through four of our customers who sell set-top boxes to BSkyB, accounted for $6.6 million, or 21%, of our total royalties and license revenues for the six months ended June 30, 2006. Royalties and licenses for the region increased by $1.1 million from the same period in 2005, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $2.0 million higher than in 2005, primarily as a result of increased PVR shipments. Royalties and licenses from other customers were $3.2 million higher than in 2005, primarily as a result of increased shipments. These increases were partially offset by a decrease of $4.1 million in royalty and license revenues from Sky Italia which resulted from a reduction in set-top box shipments and in the royalty rate paid by Sky Italia in 2006 compared to 2005.
          In the Americas region, EchoStar accounted for $6.9 million, or 22%, of our total royalties and license revenues for the six months ended June 30, 2006. Royalties and licenses for the region increased by $1.4 million from the same period in 2005. Royalty and license revenues from EchoStar were the same for the same period in 2005. Despite increased amortization of EchoStar payments during 2006, total revenues from EchoStar were affected, in part, by a reduction in EchoStar set-top box shipments in 2006 compared to 2005. License revenues from advanced advertising related products accounted for an increase of $1.4 million during the period, principally as a result of the CAMS Acquisition.
          For the six months ended June 30, 2006, royalties and licenses in the Asia Pacific region increased by $0.7 million from the same period in 2005. Royalties and licenses increased by $0.2 million from shipments of our integrated browser in certain digital television sets distributed within Japan, and royalties and licenses from other customers increased by $0.5 million.
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
          Services and other revenues for the three months ended June 30, 2006 increased $0.6 million, or 7%, to $9.0 million compared to the same period in 2005.

          We realized an increase of $1.2 million in service and other revenues from advanced advertising related services and support for this three month period related to products acquired through our CAMS Acquisition. This increase was partially offset by a decrease of $0.6 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005. We also realized increases of $0.7 million in maintenance and support fees from other customers which offset net decreases of $0.7 million in fees from one-time middleware and integrated technologies consulting service engagements.
          Services and other revenues for the six months ended June 30, 2006 increased $1.7 million, or 11%, to $17.5 million compared to the same period in 2005.
          We realized an increase of $2.4 million in service and other revenues from advanced advertising related services and support for this six month period related to products acquired through our CAMS Acquisition. We also realized an increase of $1.1 million in maintenance and support fees from other customers. These increases were partially offset by a decrease of $1.6 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005, and by a net decrease of $0.2 million in fees from one-time middleware and integrated technologies consulting service engagements.
Operating Expenses
          Our total operating expenses, which include cost of revenues, for the three months ended June 30, 2006 were $26.9 million, an increase of $1.9 million, or 8%, from $25.0 million in 2005. For the 2006 period, we included $1.0 million in share-based compensation expenses that were not included within the same period in 2005. As a percentage of revenues, total operating expenses, including share-based compensation expenses in 2006, declined from 120% to 114%. Our total operating expenses for the six months ended June 30, 2006, increased $3.7 million, or 7%, to $54.6 million from the same period in 2005. For the 2006 period, we included $2.1 million in share-based compensation expenses that were not included within the same period in 2005. As a percentage of revenues, total operating expenses, including share-based compensation expenses in 2006 decreased from 116% to 112%.
          Operating expenses by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2006	revenues	2005	revenues	2006	revenues	2005	revenues
Cost of royalties and licenses	$1.7	7%	$1.7	8%	$3.5	7%	$3.4	8%
Cost of services and other (1)	9.4	40%	5.8	28%	18.4	38%	12.9	29%

Total cost of revenues	11.1	47%	7.5	36%	21.9	45%	16.3	37%
Research and development (1)	7.7	33%	8.1	39%	16.0	33%	16.8	38%
Sales and marketing (1)	3.3	14%	3.3	16%	6.0	12%	6.6	15%
General and administrative (1)	4.3	18%	4.0	19%	9.6	20%	8.2	19%
Restructuring and impairment costs	—	—%	1.7	8%	—	—%	2.2	5%
Amortization of intangible assets	0.5	2%	0.4	2%	1.1	2%	0.8	2%

Total operating expenses	$26.9	114%	$25.0	120%	$54.6	112%	$50.9	116%

(1)   Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):

Cost of services and other	$0.2	$—	$0.4	$—
Research and development	0.2	—	0.4	—
Sales and marketing	0.1	—	0.3	—
General and administrative	0.5	—	1.0	—

Total share-based compensation expense	$1.0	$—	$2.1	$—

     Cost of Royalties and Licenses. Cost of royalties and licenses consist primarily of materials and shipping costs, amortization of developed technology and patents and patent-related legal costs.
          Cost of royalties and licenses were $1.7 million for both the three months ended June 30, 2006 and 2005. As a percentage of revenues, cost of royalties and licenses decreased to 7% from 8% in the same period in 2005. Amortization of developed technologies increased by $0.3 million as a result of our CAMS Acquisition, which was offset by a decrease in patent-related legal costs of $0.3 million.
          Cost of royalties and licenses for the six months ended June 30, 2006 increased $0.1 million, or 3%, to $3.5 million compared to the same period in 2005. As a percentage of revenues, cost of royalties and licenses decreased to 7% from 8% in the same period in 2005. Amortization of developed technologies increased by $0.7 million as a result of our CAMS Acquisition, which was offset by a decrease in patent-related legal costs of $0.6 million.
          Cost of Services and Other. Cost of services and other consist primarily of headcount and headcount-related costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.
          Cost of services and other for the three months ended June 30, 2006 increased $3.6 million, or 62%, to $9.4 million compared to the same period in 2005. As a percentage of revenues, cost of services and other increased to 40% from 28% in the same period in 2005. Headcount and headcount-related costs increased $2.9 million, due to an increase in hiring to staff new and ongoing projects and a reallocation of staff from research and development to cost of services that we made in 2006. We also incurred an additional $0.2 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $0.6 million in consulting and subcontractor costs associated with professional services engagements. These increases were partially offset by a net decrease of $0.1 million in network infrastructure and bandwidth costs.
          Cost of services and other for the six months ended June 30, 2006 increased $5.5 million, or 43%, to $18.4 million compared to the same period in 2005. As a percentage of revenues, cost of services and other increased to 38% from 29% in the same period in 2005. Headcount and headcount-related costs increased $5.0 million, due to an increase in hiring to staff new and ongoing projects and a reallocation of staff from research and development in 2006. We also incurred an additional $0.3 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $1.1 million in consulting and subcontractor costs associated with professional services engagements. These increases were partially offset by a net decrease of $0.9 million in network infrastructure and bandwidth costs.
          Research and Development. Research and development expenses consist primarily of headcount and headcount-related overhead costs, travel, consulting and subcontractor costs incurred for both new product development and enhancements to our range of software and application products.
          We believe that research and development spending is critical to remain competitive in the marketplace. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are adequate to develop our technologies and product offerings.
          Research and development expenses for the three months ended June 30, 2006 decreased $0.4 million, or 5%, to $7.7 million compared to the same period in 2005. As a percentage of revenues, research and development expenses decreased to 33% from 39% in the same period in 2005. The decrease was primarily the a result of a reallocation of staff to cost of services and other in 2006, which offset an increase in headcount-related costs of $0.2 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
          Research and development expenses for the six months ended June 30, 2006 decreased $0.8 million, or 5%, to $16.0 million compared to the same period in 2005. As a percentage of revenues, research and development expenses decreased to 33% from 38% in the same period in 2005. The decrease was primarily the result of a reallocation of staff to cost of services and other in 2006, which offset an increase in headcount-related costs of $0.4 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
          Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, headcount and headcount-related overhead costs, travel, consulting and subcontractor costs.
          Sales and marketing expenses were $3.3 million for both the three months ended June 30, 2006 and 2005. As a percentage of revenues, sales and marketing expenses decreased to 14% from 16% in the same period in 2005. A decrease in headcount and headcount-related overhead costs was offset by an increase in headcount-related costs of $0.1 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
          Sales and marketing expenses for the six months ended June 30, 2006 decreased $0.6 million, or 9%, to $6.0 million compared to the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 12% from 15% in the same period in 2005. The decrease is primarily attributable to a decrease in headcount and headcount-related overhead costs, which offset an increase in headcount-related costs of $0.3 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.
          General and Administrative. General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
          General and administrative expenses for the three months ended June 30, 2006 increased $0.3 million, or 8%, to $4.3 million compared to the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 18% from 19% in the same period in 2005. Professional fees for consulting and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of $0.2 million, with an additional increase in headcount-related overhead costs of $0.5 million for share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006. That aggregate increase was partially offset by a decrease of $0.4 million in headcount and headcount-related overhead costs.
          General and administrative expenses for the six months ended June 30, 2006 increased $1.4 million, or 17%, to $9.6 million compared to the same period in 2005. As a percentage of revenues, general and administrative expenses increased to 20% from 19% in the same period in 2005. Professional fees for consulting, legal services and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of $1.0 million, with an additional increase in headcount-related overhead costs of $1.0 million for share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006. That aggregate increase was partially offset by a decrease of $0.6 million in headcount and headcount-related overhead costs.
          Restructuring and Impairment Costs. For the three months ended June 30, 2005, there was a restructuring and impairment provision of $1.7 million for excess office space in New York City, net of estimated sub-lease income and existing reserves. That lease was assumed through our acquisition of ACTV in 2003. In the three months ended March 31, 2005, we had recorded a restructuring and impairment provision of $0.5 million relating to the closure of our Lexington, Massachusetts facility.
          Amortization of Intangible Assets. Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents.
          For the three months ended June 30, 2006, amortization of intangible assets was $0.5 million, an increase of $0.1 million, or 25%, from $0.4 million for the same period in 2005. The increase resulted from the inclusion of certain intangible assets from our CAMS Acquisition.
          For the six months ended June 30, 2006, amortization of intangible assets was $1.1 million, an increase of $0.3 million, or 38%, from $0.8 million for the same period in 2005. The increase resulted from the inclusion of certain intangible assets from our CAMS Acquisition.
Interest Income, Other Expense and Minority Interest
          As a result of increased interest rates, interest income was $0.9 million for the three months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2006, compared with $0.4 million and $ 0.7 million, respectively, for the same periods in the prior year.
Income Taxes
          We estimate that we had net United States federal tax loss carryforwards of approximately $312 million at the end of 2005, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Our income tax expense was nominal for the three months ended June 30, 2006. During the second quarter, we obtained tax refunds from amended returns in Australia and a Swiss ruling on the intercompany cost-sharing agreement to increase the Swiss net operating loss. Accordingly, we recognized tax benefits of $0.5 million and $0.7 million, respectively. These benefits were offset by foreign and state taxes of approximately $1.2 million. Our income tax expense of $0.7 million for the three months ended June 30, 2005 was primarily attributable to foreign and state taxes. Our income tax expense of $0.9 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, was primarily attributable to foreign and state taxes, net of the benefits described above.

Business Segment Results
          Our chief operating decision maker is our Chief Executive Officer. Our management assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
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
          Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with US GAAP. We define “contribution margin,” for these purposes, as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-US GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions, reflect costs not considered directly allocable to individual business segments and result in a definition of “contribution margin” that does not take into account the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While we may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.
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

          Revenues and contribution margin, as reconciled to net loss on a US GAAP basis, by segment were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of segment		% of segment		% of segment		% of segment
	2006	revenue	2005	revenue	2006	revenue	2005	revenue
Revenues:
Middleware and integrated technologies
Royalties and licenses	$13.8	76%	$12.4	76%	$29.4	78%	$27.8	79%
Services and other	4.4	24%	4.0	24%	8.4	22%	7.4	21%

Subtotal — Middleware and integrated technologies	18.2	100%	16.4	100%	37.8	100%	35.2	100%

Applications
Royalties and licenses	$0.9	19%	$0.1	3%	$1.7	19%	$0.1	2%
Services and other	3.9	81%	3.1	97%	7.4	81%	6.2	98%

Subtotal — Applications	4.8	100%	3.2	100%	9.1	100%	6.3	100%

BettingCorp
Royalties and licenses	$—	—%	$—	—%	$—	—%	$—	—%
Services and other	0.7	100%	1.3	100%	1.7	100%	2.2	100%

Subtotal — BettingCorp	0.7	100%	1.3	100%	1.7	100%	2.2	100%

Total Revenue	$23.7		$20.9		$48.6		$43.7

Contribution margin:
Middleware and integrated technologies	$6.5		$6.8		$14.0		$16.0
Applications	—		(0.8)		(0.6)		(2.8)
BettingCorp	(0.9)		(0.9)		(1.7)		(2.3)

Total contribution margin	5.6		5.1		11.7		10.9

Unallocated corporate overhead	(5.2)		(5.2)		(10.5)		(11.2)
Restructuring and impairment costs	—		(1.7)		—		(2.2)
Depreciation and amortization	(0.8)		(1.1)		(1.5)		(2.2)
Amortization of intangible assets	(1.8)		(1.3)		(3.6)		(2.6)
Amortization of share-based compensation	(1.0)		—		(2.1)		—
Interest income	0.9		0.4		1.5		0.7
Other (expense) / income, net	(0.2)		0.5		(0.2)		0.4
Minority interest	—		—		—		0.1

Loss before income taxes	(2.5)		(3.3)		(4.7)		(6.1)
Income tax expense	—		(0.7)		(0.9)		(1.2)

Net loss	$(2.5)		$(4.0)		$(5.6)		$(7.3)

  Middleware and integrated technologies
          Revenues from the middleware and integrated technologies business for the three months ended June 30, 2006 were $18.2 million, an increase of $1.8 million, or 11%, from $16.4 million for the same period in 2005. For the six months ended June 30, 2006, revenues from the middleware and integrated technologies business increased $2.6 million, or 7%, to $37.8 million compared to the same period in 2005.
          Royalties and licenses from set-top box shipments and other product sales accounted for 76% of segment revenues for both the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006, royalties and licenses decreased as a percentage of segment revenues to 78% from 79% in the same period for 2005. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2006 due to the additional shipments and amortization described under “Royalties and licenses” above.
          Services and other consists primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training. Services and other revenues accounted for 24% of segment revenues for both the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006, royalties and licenses increased as a percentage of segment revenues to 22% from 21% in the same period for 2005. The increases in 2006 were due to discrete middleware professional service fees and maintenance and support fees from customers in 2006.
          Total contribution margin for the middleware and integrated technologies business decreased in 2006, primarily as a result of higher headcount and headcount-related costs, and higher consulting and subcontractor costs associated with billable professional services engagements, which were included in cost of services and other and research and development expenses above.
  Applications
          Revenues from the applications business for the three months ended June 30, 2006 were $4.8 million, an increase of $1.6 million, or 50%, from $3.2 million for the same period in 2005. For the six months ended June 30, 2006, revenues from the applications business increased $2.8 million, or 44%, to $9.1 million compared to the same period in 2005.
          For the three months ended June 30, 2006, revenues from products acquired through our CAMS Acquisition, accounted for $0.7 million of application licenses and $1.2 million of application services. This increase in application services was offset by a $0.6 million decrease in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005. The remaining $0.3 million was as a result of increased revenues from other advanced advertising customers.
          For the six months ended June 30, 2006, revenues from products acquired through our CAMS Acquisition, accounted for $1.4 million of application licenses and $2.4 million of application services. This increase in application services was offset by a $1.6 million decrease in PlayJam games channel fees resulting from increased competition and termination of service on our PlayJam games channel in France that we initiated in late 2005. The remaining $0.4 million was as a result of increased revenues from other advanced advertising customers.
          Total contribution loss for the applications business improved in 2006, primarily as a result of increased revenues, including revenues net of related directly allocable costs from our CAMS Acquisition, as described above, and as a result of reduced network infrastructure and bandwidth costs.
  BettingCorp
          Revenues from the BettingCorp business for the three months ended June 30, 2006 were $0.7 million, a decrease of $0.6 million, or 46%, from $1.3 million for the same period in 2005. Revenues from the BettingCorp business for the six months ended June 30, 2006 were $1.7 million, a decrease of $0.5 million, or 23%, from $2.2 million for the same period in 2005. The decrease was primarily a result of one-off professional services fees recorded in the three months ended June 30, 2005.
          For the three months ended June 30, 2006, total contribution loss remained the same as in the three months ended June 30, 2005, as reduced network infrastructure and bandwidth costs were offset by reduced revenues as described above. For the six months ended June 30, 2006, total contribution loss for the BettingCorp business improved primarily as a result of reduced network infrastructure and bandwidth costs which were partially offset by the decline in revenues described above.

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
          We entered into multiple-element arrangements for products and services with customers including TimeWarner Cable, Essel Group in India (which operates the DishTV network in India), EchoStar, United GlobalCom (or UGC, a subsidiary of Liberty Global), FOXtel, Austar, PartiTV and Comcast. Portions of the amounts that we have invoiced to TimeWarner, Essel Group, EchoStar, UGC, FOXtel and Austar under those agreements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business. Portions of the amounts that we have invoiced to PartiTV under our agreements with them will be included as revenue over time in our BettingCorp business.
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
          As of June 30, 2006, we recorded $24.1 million in deferred revenue (including both current and non-current portions) compared with $22.6 million at the end of 2005. Of that total deferred amount at June 30, 2006, $18.7 million, or 78%, was deferred as a result of the arrangements with TimeWarner, Essel Group, EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast described in the preceding paragraphs. The remaining $5.4 million, or 22%, of our deferred revenue as of June 30, 2006 was principally attributable to other maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.
          Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $18.7 million of unearned revenue at June 30, 2006 resulting from the TimeWarner, Essel Group, EchoStar, UGC, FOXtel, Austar, PartiTV and Comcast arrangements:

Expected
Recognition
of Unearned
Year Ending December 31,	Revenue
(In millions)
Remaining six months of 2006	$4.7
2007	4.8
Thereafter	9.2

$18.7

          As noted in our critical accounting policies, our assumptions and judgments regarding future products and services could differ from actual events. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition, may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with US GAAP, there can be no assurance that the conditions to recording that revenue will be satisfied.

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
          As of June 30, 2006, we had cash and cash equivalents of $48.0 million, which was an increase of $0.8 million from the balance at December 31, 2005, and a decrease of $7.7 million from the balance at June 30, 2005. Taking into account short-term and long-term marketable debt securities of $17.0 million, our cash, cash equivalents and marketable debt securities were $65.0 million as of June 30, 2006, compared with $64.5 million as of December 31, 2005, and $66.6 million as of June 30, 2005. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.
          Our cash balances as of June 30, 2006 were positively affected by $1.6 million in cash generated from operating activities, from $0.8 million from the issuance of ordinary shares in connection with option exercises and by the net sale of $0.3 million of marketable debt securities. These increases were used to fund $1.7 million of capital expenditures. Our cash balances as of June 30, 2005 were positively affected by a $5.6 million in cash generated from operating activities, and by $14.6 million in investing activities, primarily from the sale of marketable debt securities.
          Cash generated from operating activities was $1.6 million for six months ended June 30, 2006, compared with cash generated from operating activities of $5.6 million for the six months ended June 30, 2005. The reduction in cash generated from operations was primarily due to a lower favorable movement in working capital as compared to the same period of 2005, primarily from a significant reduction in accounts receivable in 2005, and from a greater increase in deferred revenues in 2005, which was partially offset by a reduced net loss from increased revenues and reduced operating expenses in 2006.
          Cash used in investing activities was $1.4 million for the six months ended June 30, 2006, compared with cash provided by investing activities of $14.6 million for the six months ended June 30, 2005. In 2006, cash used to purchase property and equipment of $1.7 million was partially offset by the net sale of $0.3 million of marketable debt securities. For 2005, net proceeds from the sale of marketable debt securities of $16.4 million were used to fund the purchase of property and equipment of $1.5 million and a private equity investment of $0.3 million.
          Cash provided from financing activities of $0.8 million for the six months ended June 30, 2006, resulted from $0.8 million of funds received from the issuance of ordinary shares in connection with option exercises.
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

Commitments and Contractual Obligations
          Information as of June 30, 2006 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Due in	Due in	Due in	Due in 2011
	Total	2006	2007-2008	2009-2010	Or After
Operating leases obligations	$15.8	$2.4	$8.7	$4.5	$0.2
Noncancellable purchase obligations	1.5	1.4	0.1	—	—

Total contractual obligations	$17.3	$3.8	$8.8	$4.5	$0.2

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
          In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of June 30, 2006 were $1.4 million for the remaining six months of 2006 and $0.1 million for the year ending December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.
          As of June 30, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. We pledged approximately $0.5 million of restricted cash and one certificate of deposit of $1.0 million as collateral in respect of these standby letters of credit.
Indemnifications
          In the normal course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Costs related to these indemnification provisions are sometimes difficult to estimate. While we have not historically experienced significant costs for these matters, there may be occasions in the ordinary course of our business where we assume litigation and other costs on behalf of our customers that could have an adverse effect on our financial position depending upon the outcome of any specific matter. We ordinarily seek to limit our liabilities in those arrangements in various respects, including monetarily, but the costs associated with any type of intellectual property indemnification arrangement continue to escalate in general, and especially in the technology sector.
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
Fixed Income Investment Risk
          We own a fixed income investment portfolio with various holdings, types and maturities. These investments are generally classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item titled “accumulated other comprehensive loss.”
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
          The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2006 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of June 30,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2006	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%
Marketable debt securities	$16,970	$17,134	$16,806	$17,299	$16,641
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
          We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during the first six months of 2006. We expect over time, however, that a more significant number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2006 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.

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
          Based on these findings, management has initiated remediation efforts with respect to each of the material weaknesses referred to above. We continue to assess the adequacy and effectiveness of those remediation efforts.
Remediation of Material Weakness Related to Certain Ineffective Account Analysis in Financial Reporting Process
          Management continues to review and assess its procedures to address the financial reporting and close process.
          These procedures require the company’s financial group to collect, analyze and monitor all necessary and relevant supporting documentation for accrual balances, long-term other assets and deferred tax assets and any adjustments. Management has initiated the introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. Management expects to continue reviewing and assessing its remediation efforts through the course of the year with respect to this identified weakness. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate this matter.
Remediation of Material Weakness Related to Insufficient Personnel with Technical Expertise
          In the first half of 2006, management also began to evaluate its finance personnel, develop a plan to enhance the current staff’s capabilities and assess the extent of additional resources with appropriate accounting knowledge and experience that were required.
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
          As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2005 that we had not remediated as of June 30, 2006. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of June 30, 2006, were, therefore, not effective.
          We dismissed our former independent registered public accounting firm, KPMG LLP, on June 29, 2006. We engaged Grant Thornton LLP as our independent registered public accounting firm for fiscal 2006 on July 6, 2006. Grant Thornton has not audited the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, nor have they attested to, or reported on, the material weaknesses we described above or our remediation efforts in respect of those material weaknesses.

Part II. Other Information
Item 1. Legal Proceedings
The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 10-Q”). To the extent that we do not have any significant changes in contingencies referred to in our March 10-Q, we have not restated the description of those contingencies. That determination not to so restate those contingencies should not be taken as a representation that we have resolved the contingency or that it is no longer a contingency. In addition, any update of the contingencies referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the contingency and is intended to provide our investors with a reasonable understanding of the nature of the contingency as we understand it on the date of this Quarterly Report.
          OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc.., whose liability related to this litigation has been assumed by Double C Technologies, alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. A stay of those proceedings has been granted to the parties through September 30, 2006 to allow for settlement discussions.
          Broadcast Innovation Matter. In connection with the lawsuit filed by Broadcast Innovation, L.L.C. against Charter Communications, Inc. alleging that Charter infringed the 6,076,094 patent, Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On July 11, 2006, the District Court ordered a stay of the proceedings pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent's claims.
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
Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	OpenTV Corp.
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