Form 10-Q
period 2006-09-30
OPENTV CORP
filed 2006-11-06
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15473

OPENTV CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Sacramento Street, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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

As of September 30, 2006, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

107,036,842 Class A ordinary shares, no par value; and
30,631,746 Class B ordinary shares, no par value

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005*
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$53,673	$47,229
Short-term marketable debt securities	5,660	9,030
Accounts receivable, net of allowance for doubtful accounts of $329 and $305 at September 30, 2006 and December 31, 2005, respectively	17,245	16,873
Prepaid expenses and other current assets	3,851	4,638

Total current assets	80,429	77,770
Long-term marketable debt securities	8,336	8,213
Property and equipment, net	6,256	5,863
Goodwill	97,700	80,124
Intangible assets, net	21,870	27,150
Other assets	4,711	2,945

Total assets	$219,302	$202,065

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,914	$4,361
Accrued liabilities	19,016	18,568
Accrued restructuring	1,560	1,931
Due to Liberty Media	702	182
Current portion of deferred revenue	9,561	14,193

Total current liabilities	33,753	39,235
Long-term liabilities:
Deferred rent	1,259	1,404
Deferred revenue	14,743	8,391

Total long-term liabilities	16,002	9,795

Total liabilities	49,755	49,030
Commitments and contingencies (Note 10)
Minority interest	495	523
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,113,169 and 98,105,119 shares issued and outstanding, including treasury shares, at September 30, 2006 and December 31, 2005, respectively	2,233,837	2,230,398
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	491,094	470,596
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	—	(2)
Accumulated other comprehensive loss	(262)	(265)
Accumulated deficit	(2,591,532)	(2,584,130)

Total shareholders’ equity	169,052	152,512

Total liabilities, minority interest and shareholders’ equity	$219,302	$202,065

*	The consolidated balance sheet at December 31, 2005 has been derived from the company’s audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues:
Royalties and licenses	$17,327	$12,285	$48,441	$40,207
Services and other	9,226	7,193	26,729	22,974

Total revenues	26,553	19,478	75,170	63,181
Cost of revenues:
Royalties and licenses	1,974	1,457	5,469	4,831
Services and other(1)	9,666	7,065	28,109	19,990

Total cost of revenues	11,640	8,522	33,578	24,821

Gross profit	14,913	10,956	41,592	38,360
Operating expenses:
Research and development(1)	8,249	7,786	24,266	24,629
Sales and marketing(1)	3,188	2,777	9,138	9,358
General and administrative(1)	4,694	3,508	14,308	11,766
Restructuring and impairment costs	—	368	20	2,545
Amortization of intangible assets	515	426	1,574	1,216

Total operating expenses	16,646	14,865	49,306	49,514

Loss from operations	(1,733)	(3,909)	(7,714)	(11,154)
Interest income	827	439	2,275	1,163
Other income/(expense), net	37	(65)	(161)	297
Minority interest	9	9	28	53

Loss before income taxes	(860)	(3,526)	(5,572)	(9,641)
Income tax expense	(923)	(525)	(1,830)	(1,736)

Net loss	$(1,783)	$(4,051)	$(7,402)	$(11,377)

Net loss per share, basic and diluted:	$(0.01)	$(0.03)	$(0.05)	$(0.09)

Shares used in per share calculation, basic and diluted	137,648,870	124,751,421	137,005,835	123,530,419

(1) Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):
Cost of services and other	$135	$2	$474	$6
Research and development	158	—	554	—
Sales and marketing	130	—	452	—
General and administrative	377	—	1,374	—

Total share-based compensation expense	$800	$2	$2,854	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(7,402)	$(11,377)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	2,365	3,008
Amortization of intangible assets	5,280	3,994
Amortization of share-based compensation	2,854	6
Non-cash employee compensation	55	126
Provision for doubtful accounts	24	11
Non-cash impairment costs	—	602
Loss on disposal of fixed assets	24	—
Minority interest	(28)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(396)	4,521
Prepaid expenses and other current assets	787	(137)
Other assets	(1,766)	(1,249)
Accounts payable	(1,447)	(1,564)
Accrued liabilities and deferred rent	2,961	(3,768)
Accrued restructuring	(371)	840
Due to Liberty Media	520	(65)
Deferred revenue	1,720	4,034

Net cash provided by/(used in) operating activities	5,180	(1,071)
Cash flows from investing activities:
Purchase of property and equipment	(2,724)	(2,140)
Cash used in acquisition of CAM Systems, net of cash acquired (Note 4)	—	(4,261)
Proceeds from sale of marketable debt securities	10,466	36,545
Purchase of marketable debt securities	(7,175)	(29,533)
Private equity investments	—	(300)

Net cash provided by investing activities	567	311
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	796	181

Net cash provided by financing activities	796	181
Effect of exchange rate changes on cash and cash equivalents	(99)	(410)

Net increase/(decrease) in cash and cash equivalents	6,444	(989)
Cash and cash equivalents, beginning of period	47,229	35,660

Cash and cash equivalents, end of period	$53,673	$34,671

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,198)	$(881)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$17,576	$26

Value of bonus shares issued to employees	$2,658	$3,180

Value of shares issued in connection with acquisition of CAM Systems (Note 4)	$—	$13,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Share-Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 13 “Share-based Compensation Plans” for further details.

Share-based compensation expense recognized in the condensed consolidated statement of operations during the three and nine months ended September 30, 2006 included compensation expense related to share-based payment awards granted: (i) prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Share-based Compensation — Transition and Disclosure,” (SFAS 148); and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the statement of operations for the first three quarters of 2006 is based on awards management

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably believes, based on various criteria, are ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R), which we applied to grants after December 31, 2005, requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Net Loss Per Share

Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of September 30, 2006 and 2005 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Class A ordinary shares issuable upon exercise of stock options	10,991,876	10,351,229	10,484,967	9,978,485
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	715,185	744,428	727,534	747,178
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	—	7,594,796	112,515	7,594,796

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 1.6 million and 9.4 million for the three months ended September 30, 2006 and 2005, and 2.4 million and 9.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 4.	CAM Systems Acquisition

On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C. and its affiliates in a transaction accounted for as a purchase. For financial reporting purposes, the purchase price was recorded as approximately $17.5 million, consisting of $4.2 million in cash, 5,221,462 of our Class A ordinary shares with an estimated fair value of $13.1 million, as determined under Emerging Issues Task Force (EITF) 97-15 (which reflected the “floor” for the pricing collar in the transaction), and direct transaction expenses of approximately $0.2 million. Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. On March 7, 2006, we determined that no adjustments would be required to the purchase price based on the trading value of our Class A ordinary shares.

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

Note 5.	Goodwill

Minority shareholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV,

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date.

As of December 31, 2005, Sun Microsystems, Inc. beneficially owned 7,594,796 shares of OpenTV, Inc. Class B common stock. On January 4, 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of our Class B ordinary shares. As a result of applying purchase accounting to this exchange, we recorded an additional $17.4 million of goodwill in the three months ended March 31, 2006. On April 6, 2006, Sun Microsystems, Inc. converted its Class B ordinary shares into Class A ordinary shares.

As of September 30, 2006, minority shareholders continued to own approximately 0.5% of OpenTV, Inc.

Note 6.	Intangible Assets, Net

The components of intangible assets, excluding goodwill, were as follows (in millions):

		September 30, 2006			December 31, 2005
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount

Intangible assets:
Patents	5-13	$20.7	$(7.6)	$13.1	$14.7
Developed technologies	3-5	11.3	(6.5)	4.8	6.9
Contracts and relationships	5	9.8	(6.0)	3.8	5.3
Trademarks	4	0.3	(0.1)	0.2	0.3
Purchased technologies	5	0.4	(0.4)	—	—

		$42.5	$(20.6)	$21.9	$27.2

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was approximately $1.7 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively, and $5.3 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively (of which approximately $1.2 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, and $3.7 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively, were reported in cost of royalties and licenses).

The future annual amortization expense for the intangible assets is expected to be as follows (in millions):

Amortization
Year Ending December 31,	Expense

2006 (Remaining three months)	$1.8
2007	6.0
2008	3.5
2009	2.0
2010	1.7
Thereafter	6.9

$21.9

Note 7.	Restructuring and Impairment Costs

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

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the three months ended June 30, 2005, we recorded a restructuring provision of $1.7 million relating to a reduction of excess office space in New York City, net of estimated sub-lease income and existing reserves. This lease was acquired through our acquisition of ACTV, Inc. in 2003. At the time of acquisition, we recorded a reserve for the estimated fair value of this lease. As of the cease-use date, we had a remaining reserve of $0.5 million, which was reclassified to our restructuring reserve. For the three months ended September 30, 2005, we paid $0.3 million in connection with this facility. We paid $0.1 million and $0.3 million in connection with this facility for the three and nine months ended September 30, 2006.

For the three months ended September 30, 2005, we recorded a restructuring provision of $0.4 million related to the termination of seven employees in our United States and Switzerland operations, and we paid $0.1 million in respect of those severance arrangements. We paid $0.1 million in connection with these severance arrangements for the nine months ended September 30, 2006.

The following sets forth the restructuring activity during the nine months ended September 30, 2006 (in millions):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total

Balance, December 31, 2005	$0.2	$1.7	$1.9
Cash payments	—	(0.1)	(0.1)

Balance, March 31, 2006	0.2	1.6	1.8
Cash payments	—	(0.1)	(0.1)

Balance, June 30, 2006	0.2	1.5	1.7
Cash payments	(0.1)	(0.1)	(0.2)

Balance, September 30, 2006	$0.1	$1.4	$1.5

The outstanding accrual for employee severance and benefits, as of September 30, 2006, is expected to be paid before the end of the first quarter of 2007. The outstanding accrual for excess facilities relates to the operating lease obligation for our New York City facility described above, net of estimated sublease income, which lease expires in 2016.

Note 8.	Employee Bonus

For the year ended December 31, 2005, the compensation committee of our Board of Directors approved a bonus plan that provided for the issuance of our Class A ordinary shares to employees based on company and

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 9.	Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(1.8)	$(4.1)	$(7.4)	$(11.4)
Other comprehensive loss:
Foreign currency translation adjustment	0.1	(0.2)	—	(0.5)
Unrealized gains on investments, net of income taxes	0.1	—	—	—

Comprehensive loss	$(1.6)	$(4.3)	$(7.4)	$(11.9)

Note 10.	Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between December 2006 and May 2012. Total rent expense was $1.2 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $3.6 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. There was no sublease income.

Future minimum payments under operating leases as of September 30, 2006 were as follows (in millions):

Minimum
Year Ending December 31,	Commitments

2006 (remaining three months)	$1.3
2007	4.9
2008	4.6
2009	4.1
2010	0.9
Thereafter	0.5

$16.3

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, beginning in 2008, our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases. We have not yet made any

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

Other Commitments

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of September 30, 2006 were $0.6 million for the remaining three months of 2006 and $0.2 million for the year ending December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

As of September 30, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. For further information regarding the past accrual for excess facilities, see Note 7 “Restructuring and Impairment Costs.” We pledged approximately $0.5 million of restricted cash, which is classified under other long-term assets, and one certificate of deposit of $1.0 million, which is classified under long-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through November 30, 2006 to allow for settlement discussions.

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

Initial Public Offering Securities Litigation.  In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions which cannot be assured. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Broadcast Innovation Matter.  On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On July 11, 2006, the District Court ordered a stay of the proceedings pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent’s claims. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

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

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11.	Related Party Transactions

Our shares consist of Class A and Class B ordinary shares. Each of our Class A ordinary shares entitles its holder to one vote, and each of our Class B ordinary shares entitles its holder to ten votes. As of September 30, 2006, Liberty Media Corporation’s total ownership represented approximately 28.6% of the economic interest and approximately 76.0% of the voting power of our ordinary shares on an undiluted basis.

In connection with, and as a condition to, the adoption of our amended and restated memorandum of association which was approved by our Board of Directors (including each of our independent directors) in February 2006, we entered into a letter agreement with Liberty Media. Under that agreement, Liberty Media agreed that if it (or any of its affiliates) sells or otherwise transfers any of our Class B ordinary shares to a third party and the aggregate sale proceeds received by Liberty Media in that transaction exceed, on a per share basis, the trading price of our Class A ordinary shares as determined in accordance with an agreed formula, then Liberty Media will contribute to us, generally in the same form it receives as consideration for its shares, a proportionate percentage of that aggregate premium, reflecting Liberty Media’s relative economic (not voting) ownership in our company. As a result of that commitment, Liberty Media will retain only that portion of any premium that is equal to its relative equity ownership, based on the number of outstanding Class A and Class B ordinary shares at the time of any such sale. See Note 14 “Subsequent Events” for further information regarding the proposed sale of Liberty Media’s controlling interest in our company and the allocation of its potential control premium.

Since January 2004, we have participated in the Liberty Media benefits program for employees in the United States at a cost of $0.7 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, and $2.1 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty Media.

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

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our middleware and integrated technologies business includes our middleware products and the related technologies that are customarily integrated as extensions of that middleware. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other wagering gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our evolving OpenTV Participate product that is based on the Ultimate One technology. In October 2006, we signed an agreement to sell our betting channel listing on British Sky Broadcasting’s network in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. If that transaction closes, which we expect to occur in the fourth quarter of 2006, we would no longer be engaged in the fixed odds gaming business. We retained all other intellectual property, technology and other assets associated with that business. See Note 14 “Subsequent Events” for further information regarding the potential sale of our betting channel listing.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with US GAAP. We define “contribution margin” for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-US GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of “contribution margin” that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While our management may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Two recent events discussed further in Note 14 “Subsequent Events” may affect the manner in which we present segments over the next several quarters: first, assuming that the proposed sale of Liberty Media’s controlling interest to Kudelski Group closes, we would expect a new “chief operating decision maker” to be appointed; and second, assuming that the sale of our betting channel listing in the United Kingdom also closes, the assets included within our BettingCorp segment will be different than those included when we initially began reporting this segment. Those changes may affect the manner in which we report our segments in the future.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information by segment was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Middleware and integrated technologies
Royalties and licenses	$15.2	$12.2	$44.6	$40.0
Services and other	4.1	3.2	12.5	10.6

Subtotal — Middleware and integrated technologies	19.3	15.4	57.1	50.6
Applications
Royalties and licenses	0.9	0.1	2.6	0.2
Services and other	3.7	3.1	11.1	9.3

Subtotal — Applications	4.6	3.2	13.7	9.5
BettingCorp
Royalties and licenses	1.3	—	1.3	—
Services and other	1.4	0.9	3.1	3.1

Subtotal — BettingCorp	2.7	0.9	4.4	3.1

Total Revenue	$26.6	$19.5	$75.2	$63.2

Contribution margin:
Middleware and integrated technologies	$6.7	$5.4	$20.7	$21.4
Applications	(0.6)	(1.1)	(1.2)	(3.9)
BettingCorp	1.1	(1.2)	(0.6)	(3.5)

Total contribution margin	7.2	3.1	18.9	14.0

Unallocated corporate overhead	(5.6)	(4.4)	(16.1)	(15.6)
Restructuring and impairment costs	—	(0.4)	—	(2.6)
Depreciation and amortization	(0.8)	(0.8)	(2.3)	(3.0)
Amortization of intangible assets	(1.7)	(1.4)	(5.3)	(4.0)
Amortization of share-based compensation	(0.8)	—	(2.9)	—
Interest income	0.8	0.4	2.3	1.1
Other (expense)/income, net	—	(0.1)	(0.2)	0.3
Minority interest	—	—	—	0.1

Loss before income taxes	(0.9)	(3.6)	(5.6)	(9.7)
Income tax expense	(0.9)	(0.5)	(1.8)	(1.7)

Net loss	$(1.8)	$(4.1)	$(7.4)	$(11.4)

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenues by geographic area, based on the location of customers, were as follows (in millions):

	Three Months Ended September 30				Nine Months Ended September 30,
		% of		% of		% of		% of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues

Europe, Africa and Middle East
United Kingdom	$6.1	23%	$4.8	25%	$19.7	26%	$16.2	26%
Italy	1.5	6%	1.2	6%	4.6	6%	8.4	13%
Other countries	4.4	16%	3.9	20%	12.9	17%	9.7	15%

Subtotal	12.0	45%	9.9	51%	37.2	49%	34.3	54%
Americas
United States	7.1	27%	5.7	29%	20.9	28%	17.2	27%
Other countries	1.0	4%	1.3	7%	3.9	5%	3.0	5%

Subtotal	8.1	31%	7.0	36%	24.8	33%	20.2	32%
Asia Pacific	6.5	24%	2.6	13%	13.2	18%	8.7	14%

	$26.6	100%	$19.5	100%	$75.2	100%	$63.2	100%

Two major customers accounted for the following percentages of revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sky Italia	6%	6%	6%	13%
Echostar	13%	18%	15%	17%

British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 19% and 18% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 21% and 19% of total revenue for the nine months ended September 30, 2006 and 2005, respectively, taking into account the royalties that are paid by four manufacturers who sell set-top boxes to BSkyB and by customers transacting on our PlayJam service on BSkyB channels.

Two customers accounted for 19% and 10% of net accounts receivable as of September 30, 2006. Three customers accounted for 15%, 14% and 13% of net accounts receivable as of September 30, 2005.

Additional summarized information by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures, Net:	2006	2005	2006	2005

United States	$0.7	$0.3	$2.0	$1.1
Other countries	0.3	0.3	0.7	1.0

	$1.0	$0.6	$2.7	$2.1

	September 30,	December 31,
Long-Lived Assets: (*)	2006	2005

United States	$8.0	$6.0
Other countries	3.0	2.8

	$11.0	$8.8

     _ _

(*)  Long-lived assets include property and equipment, and other assets.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Share-based Compensation Plans

Employee Stock Purchase Plan

We have an Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. Our Board of Directors has suspended offering periods under the ESPP and no options or purchase rights are currently outstanding under the ESPP. In the event our Board of Directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuance during the following year.

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

We currently issue options from the 2005 Plan. The compensation committee of our Board of Directors administers the 2005 Plan. The compensation committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of September 30, 2006, options to purchase 1,999,950 Class A ordinary shares were outstanding under the 2005 Plan, and 4,000,050 shares were available for future grant. On April 4, 2006, we issued 935,664 shares under the 2005 Plan in respect of our 2005 bonus plan. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under the 2005 Plan as contemplated by the terms of that plan.

As discussed above, we no longer issue options from the 1999 Plan. The options outstanding may be incentive stock options or non-statutory options. Options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of September 30, 2006, options to purchase 3,097,689 Class A ordinary shares were outstanding under the 1999 Plan.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of September 30, 2006, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted under the 2001 Plan and they were generally granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of September 30, 2006, options to purchase 143,734 Class A ordinary shares were outstanding under the 2001 Plan.

As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of September 30, 2006, options to purchase 4,439,388 Class A ordinary shares were outstanding under the 2003 Plan.

All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of September 30, 2006, there were outstanding Assumed Spyglass Options to purchase 92,734 Class A ordinary shares.

All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of September 30, 2006, there were outstanding Assumed ACTV Options to purchase 1,159,417 Class A ordinary shares.

Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

Impact of the Adoption of SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine months ended September 30, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 148 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For share-based compensation granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we recognize compensation expense using the accelerated amortization method. As SFAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on our results of operations of recording share-based compensation for the three and nine months ended September, 2006 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of revenues — services and other	$135	$472
Research and development	158	554
Sales and marketing	130	452
General and administrative	377	1,374

	$800	$2,852

Cash received from option exercises under all share-based compensation plans was nominal for the three months ended September 30, 2006, and approximately $0.8 million for nine months ended September 30, 2006. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three and nine months ended September 30, 2006.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005

Risk-free interest rates	4.51% - 5.19%	3.89% - 4.18%	4.28% - 5.22%	3.71% - 4.42%
Average expected lives (months)	63	75	63	75
Dividend yield	—	—	—	—
Expected volatility	79%	100-102%	79-85%	100-104%

Our computation of expected volatility for the nine months ended September 30, 2006 and in prior years was based on historical volatility of our stock price. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. The interest rate for periods within the contractual life of the award is based on the similar U.S. Treasury yield curve in effect at the time of grant.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2006:

	Shares	Number of
	Available for	Shares		Weighted Average
	Grant	Outstanding	Exercise Price	Exercise Price

Balance, December 31, 2005	5,997,000	10,325,710		$5.42
Options granted	(37,900)	37,900	$2.27 - $2.88	$2.54
Options exercised	—	(29,022)	$1.05 - $2.10	$1.21
Options forfeited	—	(62,913)	$1.63 - $3.77	$2.80
Options expired	—	(428,847)	$1.63 - $54.25	$9.89

Balance, March 31, 2006	5,959,100	9,842,828		$5.24
Options granted	(1,309,950)	1,309,950	$2.29 - $4.00	$2.95
Options exercised	—	(385,548)	$0.33 - $2.99	$1.89
Options forfeited	24,600	(106,470)	$1.63 - $3.61	$2.93
Options expired	—	(37,404)	$1.63 - $54.25	$13.05

Balance, June 30, 2006	4,673,750	10,623,356		$5.08
Options granted	(768,400)	768,400	$2.73 - $3.94	$2.94
Options exercised	—	(6,158)	$2.70 - $2.99	$2.72
Options forfeited	94,700	(360,491)	$1.63 - $3.23	$2.70
Options expired	—	(30,195)	$2.42 - $94.56	$25.06

Balance, September 30, 2006	4,000,050	10,994,912		$4.95

The following table summarizes information with respect to options outstanding at September 30, 2006:

	Options Outstanding			Options Currently Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.33 - $ 2.18	1,746,966	2.88	$1.70	1,481,911	$1.68
$ 2.21 - $ 2.69	337,400	8.22	$2.42	86,161	$2.33
$ 2.70 - $ 2.70	1,429,045	8.39	$2.70	614,418	$2.70
$ 2.72 - $ 2.82	385,480	8.69	$2.77	116,649	$2.77
$ 2.84 - $ 2.84	2,046,339	9.17	$2.84	345,568	$2.84
$ 2.85 - $ 2.98	173,400	8.71	$2.91	37,716	$2.90
$ 2.99 - $ 2.99	2,154,900	7.52	$2.99	966,172	$2.99
$ 3.00 - $ 4.20	1,120,264	6.60	$3.50	427,687	$3.35
$ 4.59 - $15.03	1,110,958	4.47	$8.62	1,022,208	$8.95
$17.63 - $88.00	490,160	3.82	$39.71	490,160	$39.71

	10,994,912	6.72	$4.95	5,588,650	$6.93

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our Class A ordinary shares.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of all vested and unvested options outstanding as of September 30, 2006, based on our closing price as of September 30, 2006, was $2.4 million.

The aggregate intrinsic value of options currently exercisable as of September 30, 2006, based on our closing price as of that date, was $1.9 million. The weighted average remaining contractual life of currently exercisable options, calculated from September 30, 2006, is 4.97 years.

The number of options vested and expected to vest as of September 30, 2006 was 10,065,653, the weighted-average exercise price of which was $5.14. The aggregate intrinsic value of options vested and expected to vest as of September 30, 2006, based on our closing price as of that date, was $2.3 million. The weighted average remaining contractual life of options vested and expected to vest as of September 30, 2006 was 0.62 year.

The aggregate intrinsic value of options exercised under our stock option plans was nominal for the three months ended September 30, 2006, and $0.1 million for the three months ended September 30, 2005, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under our stock option plans was $0.5 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively, determined as of the date of option exercise.

The weighted average grant-date fair value of options granted was $2.94 and $2.87 for the grants in the three months ended September 30, 2006 and 2005, respectively, and $2.94 and $2.76 for the grants in the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was approximately $5.4 million of total unrecognized compensation cost, net of estimated forfeiture related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 1.49 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), we accounted for share-based employee compensation arrangements in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 148, which was effective for the year ended December 31, 2003. Under APB 25, employee share-based compensation expense recognized under SFAS 148 was not reflected in our results of operations for the three and nine months ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated upon adoption of SFAS 123(R).

Had compensation cost for option plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss for the three and nine months ended September 30, 2005 would have been increased to the pro forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net loss, as reported	$(4.1)	$(11.4)
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.2)	(3.3)

Pro-forma net loss	$(5.3)	$(14.7)

Net loss per share, basic and diluted:
As reported	$(0.03)	$(0.09)

Pro-forma	$(0.04)	$(0.12)

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Subsequent Events

On October 18, 2006, we announced that Kudelski Group, a global leader in content protection and related digital television technologies, had signed a stock purchase agreement with Liberty Media Corporation to acquire voting control of our company.

Kudelski Group agreed to acquire 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty Media for a purchase price of $3.60 per share, with an aggregate purchase price of $132,264,378. The shares to be acquired collectively represent an approximate 26.7% economic interest in our company, and, because each Class B ordinary share is entitled to 10 votes per share, an approximate 74.7% voting interest in our company, in each case based on the number of ordinary shares outstanding as of September 30, 2006. The transaction is subject to certain closing conditions, including receipt of requisite regulatory approvals. It is anticipated that the transaction will close by the end of the first quarter of 2007.

Pursuant to a February 2006 agreement between us and Liberty Media, Liberty Media is expected to pay us up to $19.7 million of the proceeds of the sale of its shares to Kudelski Group. This amount represents approximately 71.4% of the difference between the consideration received by Liberty Media in the transaction and the trading value of our shares subject to the transaction on the date the agreement was signed. We expect to receive $5.4 million of this amount at closing, with the remainder to be paid after an applicable indemnity period. We are not a direct party to the purchase agreement between Liberty Media and Kudelski Group.

In October 2006, we signed an agreement to sell our betting channel listing on BSkyB’s network in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. The closing of the transaction is contingent on the approval of the transfer of certain licenses, which we expect to occur in the fourth quarter of 2006. As part of the transaction, we will receive £360,000 after a 90-day post-closing transition period and up to an additional £1,260,000 over a 24 month period, subject to, among other things, the achievement of specified revenue targets over that period. Assuming the transaction closes and following the transition period we would no longer be engaged in the fixed odds gaming business. Other than the channel listing and customer list, we expect to retain all intellectual property, technology and other assets associated with the BettingCorp business to support our ongoing OpenTV Participate product line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operation; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.

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

We derive our revenues from the licensing of our core software and related technologies, the licensing and distribution of our content and applications and the delivery of professional services. We typically receive one-time royalty fees from manufacturers of set-top boxes or from cable, satellite and digital terrestrial operators, which we refer to as “network operators,” once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We have also entered into two subscription-based licensing agreements under which we will receive monthly payments for each set-top box embedded with our software that our customer deploys, for so long as such set-top box remains active. As we pursue additional subscription-based pricing, our revenue model may change over time. We also receive ongoing licensing fees for various other software products that we sell. In addition, we receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.

Recent Events

On October 18, 2006, we announced that Kudelski Group, a global leader in content protection and related digital television technologies, had signed a stock purchase agreement with Liberty Media Corporation to acquire voting control of our company. Kudelski Group agreed to acquire 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty Media for a purchase price of $3.60 per share, with an aggregate purchase price of $132,264,378. The shares to be acquired collectively represent an approximate 26.7% economic interest in our company, and, because each Class B ordinary share is entitled to 10 votes per share, an approximate 74.7% voting interest in our company, in each case based on the number of ordinary shares outstanding as of September 30, 2006. The transaction is subject to certain closing conditions, including receipt of requisite regulatory approvals. It is anticipated that the transaction will close by the end of the first quarter of 2007.

As of September 30, 2006, Liberty Media’s total ownership represented approximately 28.6% of the economic interest and 76.0% of the voting interest of our ordinary shares on an undiluted basis.

Pursuant to a February 2006 agreement between us and Liberty Media, Liberty Media is expected to pay us up to $19.7 million of the proceeds of the sale of its shares to Kudelski Group. This amount represents approximately 71.4% of the difference between the consideration received by Liberty Media in the transaction and the trading value of our shares subject to the transaction on the date the agreement was signed. We expect to receive $5.4 million of this amount at closing, with the remainder to be paid after an applicable indemnity period. We are not a direct party to the purchase agreement between Liberty Media and Kudelski Group.

Upon closing of the transaction, we have been informed that Kudelski Group expects to designate a majority of our Board of Directors, and that it also anticipates appointing a new Chief Executive Officer and Chairman of our Board of Directors. If the transaction does not close, for any reason, our business could be adversely affected in various ways, including, for example, market perceptions of an unsuccessful transaction and the distractions associated with a transition process that is expected to evolve. If the transaction does close, there may be other issues associated with a new control owner that we will need to evaluate and assess, including, for example, competitive implications, foreign ownership issues and changes to our Board of Directors. As of the date of this Quarterly Report on Form 10-Q, we do not have adequate information to assess effectively any of these issues. We would expect to further evaluate this information in the context of our risk factor disclosure as we obtain additional information regarding the transaction.

In October 2006, we signed an agreement to sell our betting channel listing on BSkyB in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. The closing of the transaction is contingent on the approval of the transfer of certain licenses, which we expect to occur in the fourth quarter of 2006. As part of the transaction, we will receive £360,000 after a 90-day post-closing transition period and up to an additional £1,260,000 over a 24 month period, subject to, among other things, the achievement of specified revenue targets over that period. Assuming the transaction closes and following the transition period, we would no longer be engaged in the fixed odds gaming business. Other than the channel listing and customer list, we expect to retain all intellectual property, technology and other assets associated with the BettingCorp business to support our ongoing OpenTV Participate product line.

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

Revenue Recognition

We recognize revenue in accordance with current US GAAP that have been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value of the elements of the arrangement exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer. In some cases, we may, therefore, reflect the expenses associated with a licensing transaction before we are able to recognize the revenue related to that license, even if we have actually invoiced the customer or received a cash payment from that customer. In other cases, we may accumulate costs in the same manner as inventory costs, and charge those costs to operations as the related revenue is recognized. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services. Our judgments and estimates regarding future products and services could differ from actual events. Because terms of our licensing arrangements may differ for various customers, including possibly subscription-based or one-time royalty arrangements, we often may apply different recognition policies to different customer contracts depending upon those particular terms.

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

Our computation of expected lives has been determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. Our computation of expected volatility has been based on historical volatility of our stock price. We have based the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

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

The guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-based Payment Arrangement for Public Companies ,” is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report for further information regarding the SFAS 123(R) disclosures.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the provisions of SFAS 157 to determine the impact for our company.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

Three and Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues for the three months ended September 30, 2006 were $26.6 million, an increase of $7.1 million, or 36%, from $19.5 million for the same period in 2005. Revenues for the nine months ended September 30, 2006 were $75.2 million, an increase of $12.0 million, or 19%, from $63.2 million for the same period in 2005. Revenues by line item were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues

Royalties and licenses	$17.4	65%	$12.3	63%	$48.5	64%	$40.2	64%
Services and other	9.2	35%	7.2	37%	26.7	36%	23.0	36%

Total revenues	26.6	100%	19.5	100%	75.2	100%	63.2	100%

Royalties and licenses.  We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the set-top box manufacturer or by the network operator depending upon our payment arrangements with those customers. We recognize royalties upon notification (when we receive the royalty reports) of unit shipments or activation of our software by manufacturers or network operators. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon delivery of the software, provided all the criteria of SOP 97-2 and related accounting principles have been met. We have historically realized revenues through one-time royalty payments and ongoing license fees. In late 2005, we signed a licensing agreement with an India-based satellite and cable television provider, and in the second quarter of 2006, we signed a license agreement with Time Warner Cable, that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the network operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, and our advanced advertising products. License fees can be one-time purchases by our customers and can vary significantly from quarter to quarter, or, in the case of our advanced advertising products, can also be in the form of a recurring license fee. Our royalties usually result from several different types of arrangements. In the case of our set-top box software, these may include: initial deployments by new customers; the activation of new subscribers by existing customers; the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes; or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.

Royalties and license revenues for the three months ended September 30, 2006 increased $5.1 million, or 41%, to $17.4 million compared to the same period in 2005.

In Europe, Middle East and Africa, BSkyB directly and indirectly, primarily through four of our customers who sell set-top boxes to BSkyB, accounted for $3.1 million, or 18%, of our total royalties and license revenues for the three months ended September 30, 2006. Royalties and licenses for the region increased to $7.6 million, an increase of $2.2 million during this period from the same period in 2005, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $1.4 million higher during the three months ended September 30, 2006 than over the same period in 2005, primarily as a result of increased set-top box shipments that included our software for personal video recording, or PVR, by the manufacturers who manufacture set-top boxes for BSkyB. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we would expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses from other customers were $0.8 million higher than in 2005, primarily as a result of increased shipments of set-top boxes to such customers.

In the Americas region, EchoStar accounted for $3.1 million, or 18%, of our total worldwide royalties and license revenues for the three months ended September 30, 2006. Royalties and licenses for the region were $5.5 million for the three months ended September 30, 2006, an increase of $0.3 million from the same period in 2005. Royalties and license revenues from EchoStar were $0.1 million less during this period than for the same period in 2005. This modest decline in total revenues from EchoStar for the period was affected, in part, by a reduction in EchoStar set-top box shipments in 2006 compared to 2005. Because we previously committed to develop a limited number of unspecified future applications pursuant to an applications development agreement entered into contemporaneously with the software license agreement, the royalty payments we have historically received from EchoStar under that license agreement have been amortized over the term of the applications development agreement. As of September 30, 2006, the remaining royalty payments from EchoStar that were reflected in “deferred revenues” on our balance sheet were expected to be recognized in the fourth quarter of 2006 when the term of the applications development agreement expired. We are engaged in discussions with EchoStar regarding a renewal of our applications development agreement as well as other licensing agreements, and while we expect to renew and extend these agreements, the terms of any such renewals or extensions may have a significant effect on our revenue recognition for EchoStar payments in the future. As part of those renewal discussions, in October 2006 we agreed with EchoStar to extend the term of the applications development through the end of January 2007. License revenues from advanced advertising related products accounted for an increase of $0.8 million during the period, principally as a result of our acquisition of substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C., or CAMS, and its affiliates in September 2005, which was partially offset by a net decrease of $0.4 million from other customers.

For the three months ended September 30, 2006, royalties and licenses in the Asia Pacific region were $4.3 million, an increase of $2.5 million from the same period in 2005. Approximately $1.3 million of that increase resulted from the early termination of a licensing arrangement for our OpenTV Participate product in the Asia Pacific region. That termination allowed us to accelerate recognition of payments received from that licensee and previously deferred revenue since we have no ongoing commitments or obligations to that customer. The remaining net increase of $1.2 million resulted from $1.0 million in additional royalties and one-off licenses and $0.2 million from increased shipments of our integrated browser in certain digital television sets distributed within Japan.

Royalties and license revenues for the nine months ended September 30, 2006 increased $8.3 million, or 21%, to $48.5 million compared to the same period in 2005.

In Europe, Middle East and Africa, BSkyB directly and indirectly, primarily through four of our customers who sell set-top boxes to BSkyB, accounted for $9.7 million, or 20%, of our total royalties and license revenues for the nine months ended September 30, 2006. Royalties and licenses for the region were $22.7 million, an increase of $3.2 million from the same period in 2005, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $3.3 million higher during this period than for the same period in 2005, primarily as a result of increased PVR shipments. Royalties and licenses from other customers were $4.0 million higher than in 2005, primarily as a result of increased shipments. These increases were partially offset by a decrease of $4.1 million in royalty and license revenues from Sky Italia which resulted from a reduction in set-top box shipments and in the royalty rate paid by Sky Italia in 2006 compared to 2005. This reduction in royalty rate related to a one-time volume discount we offered Sky Italia when it became a customer.

In the Americas region, EchoStar accounted for $10.0 million, or 21%, of our total royalties and license revenues for the nine months ended September 30, 2006. Royalties and licenses for the region were $16.6 million, an increase of $1.7 million from the same period in 2005. Royalty and license revenues from EchoStar were $0.1 million lower during this period than for the same period in 2005. Despite increased amortization of EchoStar payments during 2006, total revenues from EchoStar were affected, in part, by a reduction in EchoStar set-top box shipments in 2006 compared to 2005. License revenues from advanced advertising related products accounted for an increase of $2.3 million during the period, principally as a result of the CAMS acquisition, with other customers accounting for a net decrease of $0.5 million.

For the nine months ended September 30, 2006, royalties and licenses in the Asia Pacific region increased to $9.1 million, an increase of $3.3 million from the same period in 2005. Royalties and licenses increased by $0.4 million from shipments of our integrated browser in certain digital television sets distributed within Japan. We also recognized $1.3 million in license revenues from the early termination of a licensing agreement for our OpenTV Participate product, with the remaining net increase of $1.6 million resulting from additional royalties and one-off licenses from certain customers in the region.

Services and Other.  Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees and revenue shares and programming fees. Professional service revenues are generally derived from consulting engagements for set-top box manufacturers, network operators and system integrators. Maintenance, support and training revenues are generally realized as services are provided to set-top box manufacturers and network operators. The decision by a set-top box manufacturer to purchase maintenance and support from us largely depends on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator. Service usage fees and revenue shares are generally derived from our PlayJam games channels, our betting and gaming channels, and revenue shares for advertising and other interactive services. We also derive programming fees from our NASCAR agreement and from other programmers. In October 2006, we signed an agreement to sell our betting channel listing on BSkyB’s network in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. If that transaction closes, which we expect to occur in the fourth quarter of 2006, we would no longer be engaged in the fixed odds gaming business. Other than the betting channel listing and customer list, we expect to retain all other intellectual property, technology and other assets associated with that business.

Services and other revenues for the three months ended September 30, 2006 increased $2.0 million, or 28%, to $9.2 million compared to the same period in 2005.

During the three month period ended September 30, 2006, we realized increases of $1.1 million in service and other revenues from advanced advertising related services and support related to products acquired through our CAMS acquisition, of $0.8 million in services and support revenues from the early termination of an OpenTV Participate deal in the Asia Pacific region, of $0.7 million in fees from one-time middleware and integrated technologies consulting service engagements, and of $0.2 million in maintenance and support fees from other customers. These increases were partially offset by decreases of $0.4 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005, and a decrease of $0.4 million resulting from increased competition on our PlayMonteCarlo games channel in the UK.

Services and other revenues for the nine months ended September 30, 2006 increased $3.7 million, or 16%, to $26.7 million compared to the same period in 2005.

During the nine month period ended September 30, 2006, we realized increases of $3.5 million in service and other revenues from advanced advertising related services and support related to products acquired through our CAMS acquisition, of $0.8 million in services and support revenues from the early termination of an OpenTV Participate deal in the Asia Pacific region, of $0.6 million in fees from one-time middleware and integrated technologies consulting service engagements, and of $1.3 million in maintenance and support fees from other customers. These increases were partially offset by decreases of $2.0 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005, and a decrease of $0.5 million resulting from increased competition on our PlayMonteCarlo games channel in the UK.

Operating Expenses

Our total operating expenses, which include cost of revenues, for the three months ended September 30, 2006 were $28.3 million, an increase of $4.9 million, or 21%, from the same period in 2005. For the three months ended September 30, 2006, we included $0.8 million in share-based compensation expenses that were not included within the same period in 2005. As a percentage of revenues, total operating expenses for the three month period, including share-based compensation expenses in 2006, declined from 120% to 106%. Our total operating expenses for the nine months ended September 30, 2006 were $82.9 million, an increase of $8.6 million, or 12%, from the same period in 2005. For the nine months ended September 30, 2006, we included $2.9 million in share-based compensation expenses that were not included within the same period in 2005. As a percentage of revenues, total operating expenses for the nine months ended September 30, 2006, including share-based compensation expenses in 2006 decreased from 118% to 110%.

Operating expenses by line item were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues

Cost of royalties and licenses	$2.0	7%	$1.4	7%	$5.5	7%	$4.8	7%
Cost of services and other(1)	9.6	36%	7.1	37%	28.1	38%	20.0	32%

Total cost of revenues	11.6	43%	8.5	44%	33.6	45%	24.8	39%
Research and development(1)	8.3	31%	7.8	40%	24.3	32%	24.6	39%
Sales and marketing(1)	3.2	12%	2.8	14%	9.1	12%	9.4	15%
General and administrative(1)	4.7	18%	3.5	18%	14.3	19%	11.8	19%
Restructuring and impairment costs	—	—%	0.4	2%	—	—%	2.5	4%
Amortization of intangible assets	0.5	2%	0.4	2%	1.6	2%	1.2	2%

Total operating expenses	$28.3	106%	$23.4	120%	$82.9	110%	$74.3	118%

(1) Includes the following share-based compensation expense primarily due to the adoption of FAS 123(R):
Cost of services and other	$0.1		$—		$0.5		$—
Research and development	0.2		—		0.6		—
Sales and marketing	0.1		—		0.4		—
General and administrative	0.4		—		1.4		—

Total share-based compensation expense	$0.8		$—		$2.9		$—

Cost of Royalties and Licenses.  Cost of royalties and licenses consist primarily of materials and shipping costs, amortization of developed technology and patents and patent-related legal costs.

Cost of royalties and licenses for the three months ended September 30, 2006 increased $0.6 million, or 43%, to $2.0 million compared to the same period in 2005. As a percentage of revenues, cost of royalties and licenses remained 7% for the three months ended September 30, 2006 and 2005. The increase in cost of royalties and licenses resulted primarily from increases of $0.2 million in patent-related legal costs, $0.2 million in the amortization of developed technologies as a result of our CAMS acquisition, and $0.1 million in additional materials and shipping costs associated with increased royalty and license revenues.

Cost of royalties and licenses for the nine months ended September 30, 2006 increased $0.7 million, or 15%, to $5.5 million compared to the same period in 2005. As a percentage of revenues, cost of royalties and licenses remained 7% for the three months ended September 30, 2006 and 2005. During the first nine months of 2006, increases of $0.9 million in the amortization of developed technologies, as a result of our CAMS acquisition, and of $0.1 million in additional materials and shipping costs, as a result of increased royalty and license revenues, were offset by a $0.3 million decrease in patent-related legal costs.

Cost of Services and Other.  Cost of services and other consist primarily of headcount and headcount-related costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.

Cost of services and other for the three months ended September 30, 2006 increased $2.5 million, or 35%, to $9.6 million compared to the same period in 2005. As a percentage of revenues, cost of services and other decreased to 36% during the three-month period ended September 30, 2006 from 37% in the same period in 2005. Headcount and headcount-related costs increased $2.9 million, due to an increase in hiring to staff new and ongoing projects and a reallocation of staff from research and development to cost of services that we made in 2006. We also incurred an additional $0.1 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $0.4 million in consulting and subcontractor costs associated with professional services engagements. These increases were partially offset by a net decrease of $0.9 million in network infrastructure and bandwidth costs.

Cost of services and other for the nine months ended September 30, 2006 increased $8.1 million, or 41%, to $28.1 million compared to the same period in 2005. As a percentage of revenues, cost of services and other increased to 38% during the nine-month period ended September 30, 2006 from 32% in the same period in 2005. During this period, headcount and headcount-related costs increased $7.9 million, due to an increase in hiring to staff new and ongoing projects and a reallocation of staff from research and development in 2006. We also incurred an additional $0.5 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $1.5 million in consulting and subcontractor costs associated with professional services engagements. These increases were partially offset by a net decrease of $1.8 million in network infrastructure and bandwidth costs.

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

Research and development expenses for the three months ended September 30, 2006 increased $0.5 million, or 6%, to $8.3 million compared to the same period in 2005. As a percentage of revenues, research and development expenses decreased to 31% during the three-month period ended September 30, 2006 from 40% in the same period in 2005. Consulting and subcontractor costs increased $0.4 million in the first nine months of 2006. We also incurred an additional $0.2 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. These increases were offset by a decrease of $0.1 million in headcount and headcount-related costs as a result of a reallocation of staff to cost of services and other in 2006.

Research and development expenses for the nine months ended September 30, 2006 decreased $0.3 million, or 1%, to $24.3 million compared to the same period in 2005. As a percentage of revenues, research and development expenses decreased to 32% during the nine-month period ended September 30, 2006 from 39% in the same period in 2005. The decrease was primarily due to the decrease of $0.8 million in headcount and headcount-related costs as the result of a reallocation of staff to cost of services and other in 2006, which offset an increase in headcount-related costs of $0.6 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, headcount and headcount-related overhead costs, travel, consulting and subcontractor costs.

Sales and marketing expenses for the three months ended September 30, 2006 increased $0.4 million, or 14%, to $3.2 million compared to the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 12% during the three-month period ended September 30, 2006 from 14% in the same period in 2005. The increase was primarily attributable to an increase of $0.3 million in marketing expenditures for trade shows which occurred during the quarter, and an increase of $0.1 million in headcount-related costs for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.

Sales and marketing expenses for the nine months ended September 30, 2006 decreased $0.3 million, or 3%, to $9.1 million compared to the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 12% during the nine-month period ended September 30, 2006 from 15% in the same period in 2005. The decrease is primarily attributable to a decrease of $0.8 million in headcount and headcount-related overhead costs, which offset an increase of $0.4 million in headcount-related costs for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006 and of $0.1 million in additional marketing expenditures for trade shows during the year.

General and Administrative.  General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.

General and administrative expenses for the three months ended September 30, 2006 increased $1.2 million, or 34%, to $4.7 million compared to the same period in 2005. As a percentage of revenues, general and administrative expenses remained 18% for the three months ended September 30, 2006 and 2005. Professional fees for consulting and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of $0.4 million. We also incurred an increase of $0.4 million in headcount-related costs for share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006, and an increase of $0.4 million in legal fees related to litigation.

General and administrative expenses for the nine months ended September 30, 2006 increased $2.5 million, or 21%, to $14.3 million compared to the same period in 2005. As a percentage of revenues, general and administrative expenses remained 19% for the nine months ended September 30, 2006 and 2005. Professional fees for consulting, legal services and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of $1.2 million. We also incurred an increase of $1.4 million in headcount-related costs for share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006 and an increase of $0.6 million in legal fees related to litigation. These increases were partially offset by a decrease of $0.7 million in headcount and headcount-related overhead costs.

Restructuring and Impairment Costs.  For the three months ended September 30, 2005, we had recorded a restructuring and impairment provision of $0.4 million for a workforce reduction in the United States and Switzerland. For the three months ended June 30, 2005, we had also recorded a restructuring and impairment provision of $1.7 million for excess office space in New York City, net of estimated sub-lease income and existing reserves. That lease was assumed through our acquisition of ACTV in 2003. Finally, in the three months ended March 31, 2005, we had recorded a restructuring and impairment provision of $0.4 million relating to the closure of our Lexington, Massachusetts facility.

Amortization of Intangible Assets.  Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents.

For the three months ended September 30, 2006, amortization of intangible assets was $0.5 million, an increase of $0.1 million, or 25%, from $0.4 million for the same period in 2005. The increase resulted from the inclusion of certain intangible assets from our CAMS acquisition.

For the nine months ended September 30, 2006, amortization of intangible assets was $1.6 million, an increase of $0.4 million, or 33%, from $1.2 million for the same period in 2005. The increase resulted from the inclusion of certain intangible assets from our CAMS acquisition.

Interest Income, Other Expense and Minority Interest

As a result of increased interest rates and higher cash balances, our interest income was $0.8 million for the three months ended September 30, 2006 and $2.3 million for the nine months ended September 30, 2006, compared with $0.4 million and $1.1 million, respectively, for the same periods in the prior year.

Income Taxes

We estimate that we had net United States federal tax loss carryforwards of approximately $312 million at the end of 2005, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments. Our income tax expense was $0.9 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, primarily attributable to foreign and state taxes. During the second quarter of 2006, we obtained tax refunds from amended returns in Australia and a Swiss ruling on the intercompany cost-sharing agreement to increase the Swiss net operating loss. Accordingly, we recognized tax benefits of $0.5 million and $0.7 million, respectively. Our income tax expense of $1.8 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively, was primarily attributable to foreign and state taxes, net of the benefits described above.

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

Our middleware and integrated technologies business includes our middleware products and the related technologies that are customarily integrated as “extensions” of that middleware. Our applications business includes our PlayJam, advanced advertising and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other wagering gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our evolving OpenTV Participate product that is based on the Ultimate One technology. In October 2006, we signed an agreement to sell our betting channel listing on BSkyB’s network in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. If that transaction closes, which we expect to occur in the fourth quarter of 2006, we would no longer be engaged in the fixed odds gaming business.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with US GAAP. We define “contribution margin,” for these purposes, as segment revenues less related direct or indirect allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-US GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions, reflect costs not considered directly allocable to individual business segments and result in a definition of “contribution margin” that does not take into account the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating operational performance for our company. While we may consider “contribution margin” to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of “contribution margin” may be different from the calculation used by other companies and, therefore, comparability may be affected.

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. As we discussed above, two recent events may affect the manner in which we present segments over the next several quarters: first, assuming that the proposed sale of Liberty Media’s controlling interest to the Kudelski Group closes, we would expect a new “chief operating decision maker” to be appointed; and second, assuming that the sale of our betting channel listing in the United Kingdom also closes, the assets included within our BettingCorp segment will be different than those included when we initially began reporting this segment. Those changes may affect the manner in which we report our segments.

Revenues and contribution margin, as reconciled to net loss on a US GAAP basis, by segment were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue

Revenues:
Middleware and integrated technologies
Royalties and licenses	$15.2	79%	$12.2	79%	$44.6	78%	$40.0	79%
Services and other	4.1	21%	3.2	21%	12.5	22%	10.6	21%

Subtotal — Middleware and integrated technologies	19.3	100%	15.4	100%	57.1	100%	50.6	100%
Applications
Royalties and licenses	$0.9	20%	$0.1	3%	$2.6	19%	$0.2	2%
Services and other	3.7	80%	3.1	97%	11.1	81%	9.3	98%

Subtotal — Applications	4.6	100%	3.2	100%	13.7	100%	9.5	100%
BettingCorp
Royalties and licenses	$1.3	48%	$—	—%	$1.3	30%	$—	—%
Services and other	1.4	52%	0.9	100%	3.1	70%	3.1	100%

Subtotal — BettingCorp	2.7	100%	0.9	100%	4.4	100%	3.1	100%

Total Revenue	26.6		19.5		75.2		63.2

Contribution margin:
Middleware and integrated technologies	6.7		5.4		20.7		21.4
Applications	(0.6)		(1.1)		(1.2)		(3.9)
BettingCorp	1.1		(1.2)		(0.6)		(3.5)

Total contribution margin	7.2		3.1		18.9		14.0

Unallocated corporate overhead	(5.6)		(4.4)		(16.1)		(15.6)
Restructuring and impairment costs	—		(0.4)		—		(2.6)
Depreciation and amortization	(0.8)		(0.8)		(2.3)		(3.0)
Amortization of intangible assets	(1.7)		(1.4)		(5.3)		(4.0)
Amortization of share-based compensation	(0.8)		—		(2.9)		—
Interest income	0.8		0.4		2.3		1.1
Other expense	—		(0.1)		(0.2)		0.3
Minority interest	—		—		—		0.1

Loss before income taxes	(0.9)		(3.6)		(5.6)		(9.7)
Income tax expense	(0.9)		(0.5)		(1.8)		(1.7)

Net loss	$(1.8)		$(4.1)		$(7.4)		$(11.4)

Middleware and integrated technologies

Revenues from the middleware and integrated technologies business for the three months ended September 30, 2006 were $19.3 million, an increase of $3.9 million, or 25%, from $15.4 million for the same period in 2005. For the nine months ended September 30, 2006, revenues from the middleware and integrated technologies business increased $6.5 million, or 13%, to $57.1 million compared to the same period in 2005.

Royalties and licenses from set-top box shipments and other product sales accounted for 79% of segment revenues for both the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, royalties and licenses decreased as a percentage of segment revenues to 78% from 79% in the same period for 2005. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2006 due to the additional shipments and amortization described under “Royalties and licenses” in “Revenue” above.

Services and other consists primarily of professional services consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance, support and training. Services and other revenues accounted for 21% of segment revenues for both the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, services and other revenues increased as a percentage of segment revenues to 22% from 21% in the same period for 2005. The increases in 2006 were due to discrete middleware professional service fees and maintenance and support fees from customers in 2006.

Total contribution margin for the middleware and integrated technologies business increased for the three months ended September 30, 2006, due to the increased revenues described above, which were partially offset by higher headcount and headcount-related costs, and higher consulting and subcontractor costs associated with billable professional services engagements, which were included in cost of services and other and research and development expenses above. For the nine months ended September 30, 2006, total contribution margin for the middleware and integrated technologies business decreased as the increased headcount and headcount-related costs, and consulting and subcontractor costs exceeded the increased middleware and integrated technology business revenues.

Applications

Revenues from the applications business for the three months ended September 30, 2006 were $4.6 million, an increase of $1.4 million, or 44%, from $3.2 million for the same period in 2005. For the nine months ended September 30, 2006, revenues from the applications business increased $4.2 million, or 44%, to $13.7 million compared to the same period in 2005.

For the three months ended September 30, 2006, revenues from products acquired through our CAMS acquisition accounted for $0.8 million of application licenses and $1.2 million of application services. This increase in application services was offset by a $0.4 million decrease in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005. The remaining $0.2 million was as a result of discrete revenues from other advanced advertising customers in 2005.

For the nine months ended September 30, 2006, revenues from products acquired through our CAMS acquisition accounted for $2.2 million of application licenses and $3.6 million of application services. This increase in application services was offset by a $2.0 million decrease in PlayJam games channel fees resulting from increased competition and termination of service on our PlayJam games channel in France that we initiated in late 2005. The remaining $0.4 million was as a result of increased revenues from other advanced advertising customers in 2006.

Total contribution loss for the applications business improved in 2006, primarily as a result of increased revenues, including revenues net of related directly allocable costs from our CAMS acquisition, as described above, and as a result of reduced network infrastructure and bandwidth costs.

BettingCorp

Revenues from the BettingCorp business for the three months ended September 30, 2006 were $2.7 million, an increase of $1.8 million, or 200%, from $0.9 million for the same period in 2005. Revenues from the BettingCorp business for the nine months ended September 30, 2006 were $4.4 million, an increase of $1.3 million, or 42%, from $3.1 million for the same period in 2005.

For the three months ended September 30, 2006, revenues from the BettingCorp business increased primarily due to a $2.1 million of one-time licenses, services and support fees recorded, upon the early termination of a licensing agreement for our OpenTV Participate product. This increase was offset by a decrease of $0.4 million resulting from increased competition on our PlayMonteCarlo games channel in the UK.

For the nine months ended September 30, 2006, revenues from the BettingCorp business increased primarily due to a $2.1 million of one-time licenses, services and support fees recorded, upon the early termination of a licensing agreement for our OpenTV Participate product. This increase was offset by a decrease of $0.8 million resulting from increased competition on our PlayMonteCarlo games channel in the UK.

For the three and nine months ended September 30, 2006, total contribution margin/(loss) was positively effected by increased revenue and by reduced network infrastructure and bandwidth costs.

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in terms of SOP 97-2, SOP 81-1 and SAB 104. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services.

We entered into multiple-element arrangements for products and services with customers including Time Warner Cable, Essel Group (which operates the DishTV network in India), EchoStar, UnitedGlobalCom (or UGC, a subsidiary of Liberty Global), FOXtel, Austar, and Comcast. Portions of the amounts that we have invoiced to Essel Group, EchoStar, UGC, FOXtel and Austar under those agreements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business.

The arrangements with these customers included maintenance and support, for which vendor specific objective evidence of fair value did not exist at the time the relevant agreement was signed with each customer. In addition, several of these arrangements provided for the delivery of specified future products, for which such evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided.

As of September 30, 2006, we recorded $24.3 million in deferred revenue (including both current and non-current portions) compared with $22.6 million at the end of 2005. Of that total deferred amount at September 30, 2006, $18.6 million, or 77%, was deferred as a result of the arrangements with Essel Group, EchoStar, UGC, FOXtel, Austar, and Comcast described in the preceding paragraphs. The remaining $5.7 million, or 23%, of our deferred revenue as of September 30, 2006 was principally attributable to other maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.

Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $18.6 million of unearned revenue at September 30, 2006 resulting from the Essel Group, EchoStar, UGC, FOXtel, Austar, and Comcast arrangements:

Expected Recognition
Year Ending December 31,	of Unearned Revenue
(In millions)

2006 (Remaining three months)	$1.3
2007	$4.0
Thereafter	13.3

$18.6

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

As of September 30, 2006, we had cash and cash equivalents of $53.7 million, which was an increase of $6.5 million from the balance at December 31, 2005, and an increase of $19.0 million from the balance at September 30, 2005. Taking into account short-term and long-term marketable debt securities of $14.0 million, our cash, cash equivalents and marketable debt securities were $67.7 million as of September 30, 2006, compared with $64.5 million as of December 31, 2005, and $55.0 million as of September 30, 2005. Our primary source of cash is receipts from revenues. The primary uses of cash are payroll, general operating expenses and cost of revenues.

Our cash balances as of September 30, 2006 were positively affected by $5.2 million in cash generated from operating activities, $0.8 million from the issuance of ordinary shares in connection with option exercises and the net sale of $3.3 million of marketable debt securities. These increases were used to fund $2.7 million of capital expenditures. Our cash balances as of September 30, 2005 were positively affected by a $7.0 million in cash generated from net sale of marketable debt securities, which was offset by $1.1 million cash used in operations, $2.1 million of capital expenditures and by $4.3 million cash used in our CAMS acquisition.

Cash generated from operating activities was $5.2 million for nine months ended September 30, 2006, compared with cash used in operating activities of $1.1 million for the nine months ended September 30, 2005. The increase in cash generated from operations was primarily due to a reduced net loss from increased revenues and increased gross profit in 2006, which was partially offset by a lower favorable movement in working capital as compared to the same period of 2005, primarily from a significant reduction in accounts receivable in 2005, and from a greater increase in deferred revenues in 2005.

Cash provided by investing activities was $0.6 million for the nine months ended September 30, 2006, compared with cash provided by investing activities of $0.3 million for the nine months ended September 30, 2005. In 2006, cash provided by the net sale of $3.3 million of marketable debt securities was partially offset by the cash used to purchase property and equipment of $2.7 million. For 2005, net proceeds from the sale of marketable debt securities of $7.0 million were used to fund the purchase of property and equipment of $2.1 million, our CAMS acquisition of $4.3 million and a private equity investment of $0.3 million.

Cash provided from financing activities of $0.8 million for the nine months ended September 30, 2006, resulted from $0.8 million of funds received from the issuance of ordinary shares in connection with option exercises.

As discussed above, pursuant to a February 2006 agreement between us and Liberty Media, Liberty Media is expected to pay us up to $19.7 million of the proceeds of the sale of its shares to Kudelski Group. We expect to receive $5.4 million of this amount at closing, with the remainder to be paid after an applicable indemnity period. It is anticipated that the transaction will close by the end of the first quarter of 2007.

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

Commitments and Contractual Obligations

Information as of September 30, 2006 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Due in	Due in	Due in	Due in 2011
	Total	2006	2007-2008	2009-2010	or After

Operating leases obligations	$16.3	$1.3	$9.5	$5.0	$0.5
Noncancellable purchase obligations	0.8	0.6	0.2	—	—

Total contractual obligations	$17.1	$1.9	$9.7	$5.0	$0.5

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights, beginning in 2008 our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of September 30, 2006 were $0.6 million for the remaining three months of 2006 and $0.2 million for the year ending December 31, 2007. In addition, we also have arrangements with certain parties that provide for revenue-sharing payments.

As of September 30, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. We pledged approximately $0.5 million of restricted cash, which is classified under other long-term assets and one certificate of deposit of $1.0 million, which is classified under long-term marketable debt securities as collateral in respect of these standby letters of credit.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2006 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of September 30	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2006	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$13,996	$14,105	$13,887	$14,214	$13,778

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

Remediation of Material Weakness Related to Insufficient Personnel with Technical Expertise

In the first nine months of 2006, management also began to evaluate its finance personnel, develop a plan to enhance the current staff’s capabilities and assess the extent of additional resources with appropriate accounting knowledge and experience that were required.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified certain material weaknesses as of December 31, 2005 that we had not remediated as of September 30, 2006. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of those material weaknesses that remain outstanding, the company’s Disclosure Controls, as of September 30, 2006, were, therefore, not effective.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. To the extent that we do not have any significant changes in contingencies referred to in such Quarterly Reports, we have not restated the description of those contingencies. That determination not to so restate those contingencies should not be taken as a representation that we have resolved the contingency or that it is no longer a contingency. In addition, any update of the contingencies referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the contingency and is intended to provide our investors with a reasonable understanding of the nature of the contingency as we understand it on the date of this Quarterly Report.

OpenTV, Inc. v. Liberate Technologies, Inc.  On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc., whose liability related to this litigation has been assumed by Double C Technologies, alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. A stay of those proceedings has been granted to the parties through November 30, 2006 to allow for settlement discussions.

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

At our 2006 Annual Meeting of Stockholders held on July 20, 2006, each of the following individuals was elected to our Board of Directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld

Robert R. Bennett	374,888,499	12,630,571
J. Timothy Bryan	386,169,152	1,349,918
James A. Chiddix	374,849,636	12,669,434
Jerry Machovina	387,352,983	166,087
J. David Wargo	386,178,496	1,340,574
Anthony G. Werner	376,059,215	11,459,855
Michael Zeisser	374,831,756	12,687,314

The following proposal was also approved at our annual meeting of stockholders:

	Votes For	Votes Against	Votes Abstained

Ratification of the appointment of KPMG LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2006	387,015,813	454,015	49,241

The audit committee of our Board of Directors dismissed our former independent registered public accounting firm, KPMG LLP, on June 29, 2006 after we had mailed our proxy statement for our annual meeting. The audit committee engaged Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2006 on July 6, 2006.

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

OpenTV Corp.

By:	/s/ Shum Mukherjee
Shum Mukherjee
Executive Vice President and
Chief Financial Officer

Date: November 6, 2006

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002