Form 10-K
period 2006-12-31
OPENTV CORP
filed 2007-03-15
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the Class A ordinary shares of the registrant held of record by non-affiliates of the registrant as of June 30, 2006, computed by reference to the last sales price of such Class A ordinary shares on the Nasdaq Global Market as of the close of trading on June 30, 2006, was approximately $377,075,892. For purposes of this calculation, the directors and executive officers of the registrant as of June 30, 2006 and the holders of record of 10% or more of any class of the registrant’s ordinary shares outstanding as of June 30, 2006 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.

As of January 31, 2007, the registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
107,959,729 Class A ordinary shares; and
30,510,150 Class B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders (Part III).

OPENTV CORP.

2006 ANNUAL REPORT ON FORM 10-K

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

Overview

We are one of the world’s leading providers of software solutions for digital and interactive television. Our software enables cable, satellite, telecommunications, and digital terrestrial operators, which we refer to as “network operators,” to offer an enhanced television experience to their viewers. We sell our software solutions principally to network operators and manufacturers of digital set-top boxes and also sell related software solutions to broadcasters, programmers and advertisers that enable them to offer interactive and enhanced television experiences. As of December 31, 2006, our software has been deployed by more than 40 network operators for our middleware solutions and 10 network operators for our advertising solutions worldwide and has been shipped in more than 81 million digital set-top boxes and digital televisions.

Our software solutions enable our customers to differentiate their video service offerings from their competitors by delivering a flexible and manageable platform from which they can easily and efficiently launch new services that help them to attract and retain viewers. Our software solutions also help enable viewer participation in the television experience through the use of games, commerce, information retrieval, entertainment and other applications delivered via television networks. By leveraging our international footprint, with the millions of set-top boxes in which our software has been deployed, we believe we are well-positioned to develop and offer revenue-generating applications and other products to our customers. For example, we are developing technologies for Internet protocol television, or IPTV, for broadband network operators, including telecommunications and cable operators. We are also developing technology that will enable our customers to distribute digital content and applications across multiple platforms, including not only set-top boxes but also home networks and portable and wireless devices.

With our software, network operators are able to manage the creation and delivery of advanced digital television services to their subscribers across a variety of set-top boxes provided by multiple manufacturers and within numerous network infrastructures. Major set-top box manufacturers incorporate our software directly into hundreds of distinct set-top box models, which allows our solutions to be easily activated by network operators upon deployment. Our “core” technology platform, which we refer to as “middleware,” permits network operators to maintain a consistent user experience for their subscribers irrespective of the set-top box or boxes that may be deployed within a subscriber’s home and the source of the video signal transmitted to that subscriber’s home, whether transmitted over cable, satellite, terrestrial, or IP (Internet protocol). Our middleware also allows our customers, including programmers and advertisers, to develop applications once, without the need to rewrite those applications for different hardware environments, and offers network operators the ability to effectively and efficiently manage their business and launch new services to their viewers. We continue to evolve our middleware by enhancing and adding new features. We have developed enhancements to our personal video recorder, or “PVR,” solutions that retain interactive content for future playback simultaneously with the recorded broadcast. We have also developed PVR enhancements that will enable recording of high definition television and are developing solutions for distribution of protected content to other devices in the home network. We also offer solutions that allow network operators to manage the traffic and billing of their commercials, provide targeted and addressable advertising solutions and measurement technologies that detail how viewers engage and interact with programs and advertisements, and enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and other interactive services. In addition, our OpenTV Participate solution enables network operators as well as broadcasters and programmers to establish and manage relationships with their viewers as they interact with content across multiple devices.

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

We have invested significant resources in developing our software solutions and believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television. We believe that we have established an industry-leading technology position and, as of December 31, 2006, had 95 patents issued in the United States, 558 patents issued outside of the United States, and 465 patent applications pending throughout the world.

We are incorporated in the British Virgin Islands.

Recent Events

On January 16, 2007, Kudelski SA and certain of its subsidiaries (collectively, “Kudelski”) completed its previously announced stock purchase transaction with Liberty Media Corporation (“Liberty”), pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. The shares acquired by Kudelski collectively represent an economic interest of approximately 26.5% and a voting interest of approximately 74.7% in our company, based on the number of our ordinary shares outstanding as of January 31, 2007. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski. In addition, our board of directors has recently appointed André Kudelski as our chairman of the board and Alan A. Guggenheim as our chief executive officer, replacing James A. Chiddix

In connection with and as a condition to the closing of the Kudelski transaction, a majority of our board of directors changed. Joseph Deiss, Lucien Gani, Alan A. Guggenheim, André Kudelski, Mercer Reynolds, Pierre Roy and Claude Smadja were appointed to serve on our board of directors, and Robert R. Bennett, Anthony G. Werner and Michael Zeisser resigned from our board of directors, effective as of the close of the transaction. On February 22, 2007, J. Timothy Bryan also resigned from our board of directors. A majority of our board of directors now consist of persons designated by Kudelski.

As of December 31, 2006, General Instrument Corporation (“General Instrument”), a wholly owned subsidiary of Motorola, Inc., beneficially owned 121,596 shares of our Class B ordinary shares. In January 2007, General Instrument exercised its right to convert those Class B ordinary shares into the same number of our Class A ordinary shares.

Our Operating Businesses

We manage our businesses geographically and along several product and technology lines. From a geographic standpoint, we group customers within the following regions: Americas; Europe, Middle East and Africa; and Asia

Pacific. From a product and technology standpoint, we manage our reporting units within the following general categories: Middleware and Integrated Technologies; Applications; and BettingCorp. In connection with the sale of Liberty’s controlling interest to Kudelski which was closed in the first quarter of 2007, we have appointed a new Chief Executive Officer. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets included within our BettingCorp segment as of the date of this Annual Report on Form 10-K are different than those included when we initially began reporting this segment. Those two changes, among other considerations, may affect the manner in which we report our segments in the future. Financial information related to our operating segments and according to geographic area can be found in Note 18 to our Consolidated Financial Statements contained in Part IV of this Annual Report on Form 10-K.

Middleware and Integrated Technologies

Our middleware and integrated technologies product line is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend.

Our set-top box middleware and embedded browser software each provide a common platform for network operators, set-top box manufacturers, manufacturers of other consumer electronics devices, programmers, content producers, advertisers, and interactive application developers to create, deliver, and manage interactive advanced digital television services across the various digital television environments and network architectures. These technologies enable advanced digital television services to run on cable, satellite, digital terrestrial, and telecommunications networks providing network operators the ability to cost effectively deploy consistent advanced digital television services across set-top boxes and through other products manufactured by a multitude of vendors.

Most of our revenues are currently derived from the licensing of our set-top box middleware and embedded browser technologies. We have historically realized these revenues through one-time royalty payments and ongoing support fees. More recently, we have entered into subscription-based licensing arrangements with some of our network operator customers, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that set-top box remains in use by the end-user. We expect to continue offering this licensing model in the future to our customers and expect to derive more of our revenues from subscriber-based fees.

As of December 31, 2006, we had deployed our set-top box middleware and embedded browser technologies to 40 network operators throughout the world, and more than 81 million digital set-top boxes or digital televisions including our middleware software and technologies had been shipped worldwide.

In addition to the software we integrate on set-top boxes, we also offer software components that are deployed at the network operator’s headend. We provide headend solutions that more effectively integrate the software in a set-top box with the network operator’s, programmer’s and advertiser’s back-end systems. Additionally, we have development tools that permit broadcasters, programmers and developers to create, test, and deliver interactive content and applications.

Our set-top box middleware and embedded browser technologies consist of the following solutions:

OpenTV Core Middleware.  This set-top box software technology for advanced digital television services is our primary offering. OpenTV Core supports a wide range of services, including electronic program guides, video-on-demand (VOD), PVR, customer care, and interactive and enhanced applications. Our latest release of middleware is Core2.

The following features and functions are supported by OpenTV Core:

•	Support for Basic and Advanced Digital Set-top Boxes. OpenTV Core can operate with the relatively limited processing power and memory found in most mass-market digital set-top boxes currently deployed by network operators. OpenTV Core is also suitable for more advanced digital set-top boxes which contain increased processing power and memory. This permits us to offer technical solutions that address the limited capabilities of many set-top boxes that are currently deployed by various network operators, while simultaneously offering a solution that will position network operators to take advantage of more powerful set-top boxes in the future.

•	High Definition Content. OpenTV supports High Definition (HD) standards for external displays and peripherals such as HDMI (High Definition Multimedia Interface) and HDCP (High-Bandwidth Digital Content Protection). Additionally, OpenTV Core has the ability to support High Definition graphics.

•	On-Demand Content. OpenTV Core supports a variety of on-demand services, including PVR, VOD and Push VOD, that enable media-rich user interfaces for browsing content that is requested on-demand by the user, either from a local hard drive or from an external device, and includes the underlying protocols to establish sessions and control streams via easy-to-use navigational controls.

•	HTML Support. The HTML (HyperText Markup Language) browser integrated with OpenTV Core allows the utilization of HTML and JavaScript elements in the creation of user experiences for digital television as well as the ability to deliver existing web-based content to subscribers through a digital set-top box.

•	Connectivity. OpenTV Core provides solutions for broadcast or point-to-multipoint networks as well as high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common digital television-related communication protocols, including the DOCSIS (Data Over Cable Service Interface Specification) communications protocol, which provide a data return channel for cable modem set-top boxes that enables viewers to retrieve information from the Internet at broadband speed.

•	Localization. OpenTV Core supports text input and presentation of substantially all languages in common use, including double byte Asian languages, and allows for localization of interactive television services for different countries.

•	Measurement. OpenTV Core provides the support for network operators, programmers, and advertisers to collect information and data regarding viewer preferences, viewing habits, and other analytical information that helps to assess the efficacy of programming and advertising.

OpenTV PVR.  OpenTV PVR enables network operators to deliver advanced personal video recording services to their subscribers, including the ability to record multiple broadcast or on-demand programs simultaneously and play back those programs via easy-to-use navigational controls such as pause, fast forward and rewind, on set-top boxes that contain internal hard drives. Our PVR solution also enables both series recording and the recording of an interactive TV broadcast that retains interactive content for future playback simultaneously with the recorded broadcast.

OpenTV Device Mosaic.  OpenTV Device Mosaic is a customizable, HTML browser designed specifically for information appliances other than personal computers. OpenTV Device Mosaic is deployed independently from OpenTV Core. OpenTV Device Mosaic supports the key Internet standards and is optimized and designed for advanced digital television services. A version of OpenTV Device Mosaic, known as the OpenTV Integrated Browser, has been developed for the Japanese consumer electronics market with support for Broadcast Markup Language, or BML. The OpenTV Integrated Browser was developed in partnership with Matsushita Electric Company, one of Japan’s largest consumer electronics companies, and has been shipped on more than 4.5 million Panasonic and JVC branded digital television sets within Japan since September 2003.

OpenTV Enterprise Solutions.  OpenTV Enterprise Solutions are software components that are installed at a network operator’s broadcast facility, headend, or back office to enable the creation, management, and delivery of advanced digital television services to OpenTV-enabled set-top boxes and include products such as:

•	OpenTV Streamer. OpenTV Streamer enables network operators to integrate applications and data with audio and video signals for reception on set-top boxes enabled with OpenTV Core. OpenTV Streamer relies on hardware architecture that is capable of interfacing with any standard digital broadcast system.

•	OpenTV Account. OpenTV Account enables electronic commerce features within interactive television applications and gives network operators the opportunity to develop commerce-related interactive television revenue streams. Key features of OpenTV Account include single sign-on management, electronic-receipt management, electronic-wallet and address book management, and security.

•	OpenTV Notify. OpenTV Notify enables network operators to send broadcast notifications to individual or multiple set-top boxes allowing network operators to deliver convenient messaging, such as email, instant messaging, order confirmation, and news alerts to their subscribers.

•	OpenTV Automate. OpenTV Automate provides content management, scheduling, and synchronization for interactive television applications including enhanced television, interactive advertising, and broadcast virtual channels.

OpenTV Development Tools and Support for Third Party Application Developers.  We encourage content developers to design and create applications on OpenTV-enabled networks by offering a series of application development tools and support tool sets that enable them to develop and market applications directly to network operators. The tools can be used alone or in combination with other third party tools to meet virtually any interactive television development need, such as creating virtual channels, building interactive advertisements, enhancing existing programs with interactive features, and testing interactive television content through a simulated broadcast environment.

Applications

We develop and provide advanced applications for digital television that enable:

•	advanced advertising solutions, including targeted and addressable advertising and traffic and billing systems;

•	interactive games offerings by network operators; and

•	the delivery of interactive and enhanced programming content.

We generally realize revenues from our applications through license and other fees, as well as revenue sharing arrangements. Our applications business consists of the following solutions:

OpenTV Advanced Advertising Solutions.  We provide software solutions to enable the creation, integration, delivery, sales and management of addressable and interactive advertising for digital television systems.

OpenTV Advanced Advertising Solutions are designed to provide our customers with an integrated solution to address emerging challenges in the advertising market. Technology advancements are changing the way viewers watch television. Personal video recorders and video-on-demand are services that allow viewers to time-shift and receive programming in an on-demand and commercial-free manner; those types of services have changed the television viewing experience and created new advertising opportunities. These advancements are expediting the need for advertising that is more relevant to individual viewers and for advertising that more deeply engages viewers. Our addressable advertising products are intended to offer advertisers the ability to target advertisements with more relevance to viewers based on a variety of demographic and other information. Our interactive advertising technologies also enable television viewers to interact with advertisements including, for example, requesting brochures and finding local retail outlets. Our sales and inventory management solutions offer operators the ability to sell, manage, bill, and deliver multiple advertisements across an operator’s network. The market for these types of solutions remains undeveloped, and there are many issues that will need to be resolved over time, including issues of privacy, before these solutions become extensively deployed.

OpenTV Advanced Advertising Solutions currently consist of the following technologies and services:

•	OpenTV AdVision and OpenTV Eclipse. Both OpenTV AdVision and OpenTV Eclipse are advertising sales and inventory management systems, or traffic and billing systems, that manage various media platforms and outlets, simultaneously providing network operators the tools to manage local cable television, cable networks, and proprietary broadband networks by scheduling and monitoring the display of advertising, and billing the advertisers based upon such monitoring. Our traffic and billing solutions are currently deployed by 10 network operators in 15 of the top 25 United States cable television markets. Neither OpenTV AdVision nor OpenTV Eclipse is dependent on a network operator deploying OpenTV’s middleware solutions.

•	OpenTV SpotOn. OpenTV SpotOn enables network operators to offer addressable advertising that can be delivered to particular households based on individual profiles. OpenTV SpotOn is not dependent on a network operator deploying OpenTV’s middleware solutions. Different advertising messages can be simultaneously targeted to households through the use of technology that permits set-top boxes to seamlessly jump between video signals. With this technology, a network operator can, for example, deliver an advertisement for a pick-up truck to one household while simultaneously delivering an advertisement, in the same interval, for a sedan or sports coupe to a different household based on demographic profiles. The network operator can also measure and track each addressable spot and receive valuable aggregate viewer data, enabling advertisers to build profiles, and help drive improved analysis and research for future marketing and planning. We carefully review and assess, with our customers, the privacy issues associated with this type of product to ensure that our product is deployed in a manner that addresses the various privacy laws, regulations and practices that are evolving in the sector.

•	OpenTV Ad Producer. OpenTV Ad Producer is a template-based tool that allows a third party, such as an advertising agency, to create interactive advertising content by assembling graphic assets following a step-by-step process. OpenTV Ad Producer outputs Extensible Markup Language (XML) that can be easily interpreted by the OpenTV Ad Manager system.

•	OpenTV Ad Manager. OpenTV Ad Manager is a Windows-based software tool that enables network operators to take the XML file generated by the OpenTV Ad Producer and preview it, verify the content, authenticate the content, transcode the content to binary code that each set-top box can interpret, and schedule the application for broadcast.

•	OpenTV Inject. OpenTV Inject is a post-production video editing tool that enables producers to easily insert “triggers” into an analog or digital video stream. The trigger is detected by a set-top box when the video plays. An on-screen prompt is automatically displayed, alerting the viewer that additional interactive content is available.

•	OpenTV NMI. OpenTV National Marketing Interconnect is an end-to-end managed service that operates as a national interconnect for cable system operators, managing promotional inventory and certain advanced advertising applications.

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

Launched in early 2001 on British Sky Broadcasting’s network in the United Kingdom, PlayJam currently is available to over 20 million subscribers through distribution on British Sky Broadcasting, or BSkyB, Sky Italia, Virgin Media, which was created from the merger of NTL Group Ltd. and Telewest Broadband, and EchoStar Communications, which operates the DISH Network. PlayJam runs on the OpenTV platform as well as on platforms provided by other middleware providers.

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

OpenTV Enhanced Content.  We provide interactive applications for programmers and network operators that deliver compelling interactive content. We launched CNN Enhanced TV on EchoStar Communication’s DISH Network in 2006. Developed with Turner Broadcasting System, Inc., CNN Enhanced TV is a content-rich interactive news service that delivers the latest headlines and images from CNN.com on the same screen as CNN programming. It offers DISH Network subscribers the ability to view graphically rich headlines and stories, vote in polls, and review on-air schedules through an intuitive user interface that is displayed simultaneously with the CNN broadcast. We have also worked in conjunction with several of our network operators to develop video-mosaic applications for sports, news, and other content and have produced a multi-channel television package broadcasting NASCAR races on iN DEMAND, the pay-per-view programmer. In addition, we continue to work with other programmers and broadcasters around the world to develop unique user experiences and interactive and enhanced applications to extend their brand and engage with viewers.

BettingCorp

As a result of our strategic decision in 2006 to focus more extensively on technology platforms and digital television solutions, we sold our customer list and channel placement on BSkyB for PlayMonteCarlo, which was our consumer-facing betting and gaming platform, in December 2006. In connection with that transaction, we retained the full technology platform, which we call “UltimateOne,” and all related intellectual property of that business, which now forms the basis for our OpenTV Participate product. OpenTV Participate enables network operators, programmers, wireless carriers, and others to offer various games and products across multiple media platforms, including television, Internet, and wireless networks, using a single, integrated back-end management system. For example, in February 2007, we announced that our OpenTV Participate solution is powering an Internet-based interactive service for the current series of NBC’s Heroes, which enables viewers to interact with the broadcast by entering live polls and offering their own predictions on the outcome of the storylines, all with real time statistics fed directly to viewers’ personal computers. OpenTV Participate can also provide an integrated back-end management system that enables operators to monitor usage of games or other applications, tailor promotions on an individual basis, and evaluate usage and other metrics in real-time. This platform allows, for example, a subscriber to initiate an account through a cable operator, play games through that cable operator’s network, and then sign-off and reinitiate that same game, in the same state, on a mobile telephone with single account sign-on. We believe that OpenTV Participate will extend our interactive and participation offerings beyond the television environment and will enable us to offer customers a seamless, participatory platform from which to manage their relationships with their viewers.

Professional Services and Support

To complement our various businesses, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis to network operators, set-top box manufacturers, and content and application developers in support of our product offerings. The services that we provide include interactive television business consulting, middleware porting and integration, application customization and localization, launch management, and technology training services. These services allow us to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators. Our services include maintenance and support for our products after they have been installed and commercially deployed by our network operators and set-top box manufacturers, including the provision of product updates. Services are generally provided on a paid engagement basis and are either executed on a time and materials or fixed price basis, except that maintenance and support is generally subject to an annual fee.

Customer and Industry Relationships

We have established significant relationships with many of the leading network operators, set-top box manufacturers, chipset manufacturers, programming networks, and conditional access providers around the world. Our customer and industry relationships include the following:

•	Network Operators. Over 40 network operators around the world have launched our middleware platform, including ZeeTV (Essel Group) in India, Austar Entertainment Pty Ltd. and FOXTEL in Australia, Bell ExpressVu in Canada, BSkyB in the United Kingdom, Dong Fang Cable Network Co. Ltd. in China, EchoStar’s DISH Network in the United States, MultiChoice in Africa, TPS in France, Sky Italia in Italy, Liberty Global in Europe, and Viasat in Sweden. The number of network operators that have deployed our software may change from year to year as network operators continue to consolidate or merge.

•	Set-Top Box Manufacturers. Our software has been ported by more than 40 manufacturers on hundreds of set-top box models, including models produced by Advanced Digital Broadcast, Amstrad, EchoStar, Matsushita Electric, Motorola, Inc., Phillips, Pace Micro Technology, Sagem, Samsung, Scientific-Atlanta, Inc., Thomson, and UEC Technologies (Pty) Ltd.

•	Chipset Manufacturers. OpenTV middleware has been ported to most of the major chipset vendors for set-top boxes, including Broadcom, Conexant, NEC, and ST Microelectronics. OpenTV middleware has also been ported to the latest generation of chipsets supporting MPEG-4 AVC.

•	Programming Networks. We have worked with numerous programming networks including NBC, American Broadcasting Company, Turner Broadcasting System, Inc., Discovery Communications, Inc., QVC Shopping Network, Playboy Enterprises, Inc., and Showtime Networks, Inc. to enhance programming content and advertising on their networks.

•	Conditional Access Providers. We have integrated our middleware with conditional access software provided by Conax, Irdeto, Motorola, Nagravision (which is controlled by Kudelski), NDS Group plc, Scientific-Atlanta (which was acquired by Cisco Systems, Inc. in 2006) and Viaccess.

EchoStar, including DISH Network and EchoStar Technologies Corporation, the set-top box manufacturer, accounted for approximately 13% of our revenues during 2006 in the form of royalties and licenses and services and other. BSkyB, directly and indirectly, accounted for approximately 22% of our revenues during 2006 in the form of set-top box royalties and licenses paid for by its manufacturers, and services and other, which include consumer use of our PlayJam services on BSkyB. Thomson accounted for approximately 12% of our revenues during 2006 in the form of royalties and licenses and services and other, including shipments to BSkyB.

Sales and Marketing

We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers and set-top box manufacturers. We have regional operating groups that are responsible for customers within their geographic areas: Americas; Europe, Middle East and Africa; and Asia Pacific.

Competition

The markets in which we compete are intensely competitive and rapidly changing. Current and potential competitors in one or more areas of our business include digital television technology companies and companies developing interactive television content and applications. The principal competitive factors in our industry include product functionality, speed of product integration, breadth of network and platform coverage, scalability, price, possession of adequate intellectual property rights, and sales and marketing efforts. The following is a competitive analysis of our business segments.

Middleware and Integrated Technologies

Our competitors offering middleware and related technology include NDS Group, Microsoft Corporation, Osmosys, ACCESS Co., Ltd., and Scientific-Atlanta, Inc., which was acquired by Cisco Systems, Inc. in 2006. NDS Group historically provided conditional access and limited interactive application technologies to its customers. In 2003, NDS extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and today offers solutions that are directly competitive with many of those that we offer. NDS Group is controlled by News Corporation. News Corporation also controls several satellite network operators around the world, including BSkyB, Sky Italia and FOXTEL, which are respectively the largest satellite operators in the United Kingdom, Italy and Australia and three of our most important customers. While we continue to work with, and provide technology and services to, many affiliates of News Corporation, including BSkyB, Sky Italia and FOXTEL, News Corporation’s control of NDS Group, and the extension by NDS Group of its product offering, may significantly increase competitive pressures and affect the willingness of News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications of News Corporation’s control of NDS Group or the effects that such control may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by News Corporation.

In April 2005, Double C Technologies, LLC, a joint venture between Comcast Corporation and Cox Communications, acquired substantially all of the North American assets of Liberate Technologies, which included technologies that compete with ours. It remains uncertain whether Double C Technologies will only develop those technologies for the benefit of Comcast and Cox or whether it will attempt to sell those technologies and related products to other cable operators in competition with us.

Scientific-Atlanta, Inc. develops and markets a product line known as PowerTV, which includes an operating system and middleware for advanced digital interactive cable television markets. Scientific-Atlanta is also a major manufacturer of set-top boxes, and many of our customers or potential customers may seek to deploy set-top boxes manufactured by Scientific-Atlanta. Cisco Systems, Inc. acquired Scientific Atlanta in February 2006. We have historically competed with Scientific-Atlanta in certain market segments and expect that we will continue to do so in the future as it operates under Cisco’s control, particularly if Cisco seeks to more aggressively invest in and market Scientific-Atlanta’s PowerTV line of business.

For several years, Microsoft Corporation has been working to create interactive television solutions. Microsoft has several deployments of its interactive television solution and, in particular, its IPTV solutions, and we expect that Microsoft may become a strong competitor in the market for advanced digital television solutions.

In the IPTV market, we expect to face competition from other middleware providers who have partnered with leading systems integrators and telecommunications equipment manufacturers to provide end-to-end IPTV solutions for cable, satellite, and telecommunications operators. Our competition includes Microsoft and Alcatel, who have entered into a joint development, integration, and marketing agreement to deliver IPTV solutions worldwide. Other competitive IPTV offerings that deliver middleware solutions include NDS and Siemens AG.

The primary competition for OpenTV PVR comes from other middleware vendors including Microsoft, NDS Group, Guideworks LLC, a joint venture of Comcast and Gemstar-TV Guide International, Osmosys, Digeo, and Motorola, which include PVR functionality either with their electronic program guide, or EPG, or as an additional feature. Other PVR technology providers targeting the integrated PVR space include set-top box manufacturers Pioneer, Pace, Humax, UEC, Motorola, and Scientific-Atlanta, and dedicated PVR solution providers including TiVo and ReplayTV.

Applications

In the markets for enhanced television technology and services, addressable and interactive advertising technology, and advertising traffic and billing solutions, our primary competition comes from Visible World Corporation, NDS Group, Invidi Corporation, Harris Corporation and Tandberg Television. Addressable and interactive technology is in its initial stages, and we expect additional competitors to appear as the market continues to develop. Visible World provides a suite of services enabling a media outlet to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters, market trends, and demands.

Our interactive applications face competition from numerous parties. Companies that compete with our efforts to develop and launch applications on our middleware platform include dedicated applications providers such as NDS Group, Visiware, Tandberg Television, which last year acquired Goldpocket, and TVWorks, a wholly owned subsidiary of Double C Technologies, LLC, as well as independent third parties that develop and provide applications for our middleware platform. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for our middleware platform at relatively modest expense through the use of our applications development tools.

BettingCorp

As mentioned above, we sold our customer list and channel placement for our consumer facing betting platform known as PlayMonteCarlo in December 2006. However, we retained the underlying technology platform known as UltimateOne, which now forms the basis for our OpenTV Participate product. OpenTV Participate faces competition from companies like Tandberg Television, with their acquisition of Goldpocket, as well as production services within broadcasters and programmers who are creating their own tools for the management of transactions related to multi-platform events.

Regulations

The telecommunications, media, broadcast, and cable television industries are subject to extensive regulation by governmental agencies around the world. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, the online distribution of content, and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general.

Previously, we developed applications for the gaming and betting market, which is subject to significant regulatory oversight around the world. As a result of our sale of the customer list and channel placement for our consumer-facing betting platform known as PlayMonteCarlo in December 2006, we no longer operate in the gaming and betting market.

Intellectual Property and Research and Development

As of December 31, 2006, we had 95 patents issued in the United States, 558 patents issued outside of the United States, and 465 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television. Our research and development expenses, determined in accordance with accounting principles generally accepted in the United States of America (GAAP) for the years ended December 31, 2006, 2005 and 2004 were $32.1 million, $33.9 million and $29.8 million, respectively.

Employees

As of December 31, 2006, we had 492 full-time employees, with 316 in the Middleware and Integrated Technologies business, 92 in the Applications business, 28 in the BettingCorp business, and 56 employed in corporate and administrative functions.

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

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 1A.	Risk Factors

Factors That May Affect Future Results

In addition to the other information contained in this 2006 Annual Report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.

We have a history of net losses, and we may continue to experience net losses in the future.

We have incurred significant net losses since our inception. Our net losses for the years ended December 31, 2006, 2005 and 2004 were approximately $10.8 million, $8.5 million and $21.9 million, respectively. We expect to continue to incur significant research and development, sales and marketing and administrative expenses. It is, therefore, likely that we will continue to suffer net losses in the near term. We will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

We have historically derived a significant percentage of our revenues from licensing our middleware to network operators. Our opportunities for future revenue growth with middleware are limited by the actual number of worldwide network operators and by technology decisions they make from time to time.

We have historically derived a significant percentage of our total revenues from royalties associated with the deployment of our middleware and integrated technologies and fees charged for services rendered in support of those deployments. In most cases, the number of network operators in any particular country is relatively small, and a significant number of network operator customers, particularly outside the United States, have already deployed our middleware. To the extent that we have already achieved deployments in those countries, the opportunities for future growth of our middleware and integrated technologies business may be limited, typically by the subscriber growth of our customers and their schedule for upgrading the technology deployed in their networks. Although new markets are emerging for IPTV and digital terrestrial television networks, we may not be successful in marketing and selling our middleware to these networks, in which case our revenue growth and results of operations will be negatively impacted.

Our capacity to generate future revenues associated with our middleware may also be limited due to a number of reasons, including:

•	network operators that have selected our middleware may switch to another middleware platform for the provision of interactive services, reduce their pace of set-top box deployment or stop deploying set-top boxes enabled with our middleware, decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our middleware running on their networks;

•	network operators that have not selected our middleware may choose another middleware platform for the provision of interactive services, which could include the selection of standards-based solutions such as the Multimedia Home Platform, or MHP, and the OpenCable Applications Platform, or OCAP; or

•	a meaningful opportunity to deploy our middleware in the markets that have not yet adopted interactive television on a large scale may never develop or may develop at slower pace than expected.

Any of these eventualities would have an adverse effect on our future revenues and results of operations.

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

We expect over the next several years to develop more exclusively our portfolio of interactive applications, including advanced advertising solutions and participation television applications. The market for interactive applications is still nascent and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for, or the market acceptance of, interactive applications will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market those applications effectively. In addition, our ability to market those applications will be affected to a large degree by network operators. If network operators determine that our interactive applications do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that network operators fail to renew or enter into new or expanded contracts with us for provision of interactive content, such as our OpenTV Participate product, and applications, such as our advanced advertising products, we will be unable to maintain or increase the level of distribution of our interactive applications and the associated revenue from those offerings. Moreover, due to global economic conditions, network operators may slow down their deployment of new content and applications offerings, and such actions would negatively impact our revenue. Accordingly, our ability to generate substantial revenues from our interactive content and applications offerings is uncertain.

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

In April 2005, Double C Technologies, a joint venture formed by Cox Communications and Comcast Corporation, acquired substantially all of the assets of Liberate’s North American business. Our middleware competes directly with the middleware software included within those assets transferred by Liberate. To date, while we have licensed certain of our technologies to Comcast, and expect to pursue additional applications opportunities with both Cox and Comcast, we have not licensed to either of these companies our middleware solutions. Based on our current understanding of the circumstances, we would not expect Cox or Comcast, in light of the assets that they acquired from Liberate, to license middleware or related solutions from us. As a result, our opportunity to license our middleware in the United States to cable operators may have been materially diminished and our future revenue growth adversely affected. In addition, it is unclear whether Double C Technologies will only develop that technology for the benefit of Comcast and Cox or whether it will attempt to sell that technology and related products to other cable operators in competition with us.

A significant percentage of our revenues are currently provided by entities affiliated with News Corporation, which also controls companies that compete with us in certain market segments. Those circumstances may make it more difficult for us, over the long-term, to sell products, technologies or services to News Corporation affiliates in market segments in which other News Corporation affiliates offer competing products.

News Corporation currently controls NDS Group and Gemstar-TV Guide International, Inc., each of which competes with us in certain respects. News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia and FOXTEL. For the year ended December 31, 2006, BSkyB (directly and indirectly), Sky Italia and FOXTEL, accounted, in the aggregate, for 30% of our revenues. While we believe that our relationships with each of these customers are good, and we have multi-year contracts with each, the long-term implications of News Corporation owning technology companies that directly compete with us in certain respects is difficult to assess. We may be at a disadvantage in selling certain of our products, technologies or services to News Corporation affiliates over the long-term when in direct competition with other companies in which News Corporation maintains a significant ownership interest.

We may be unable in the future to raise additional capital required to support our operating activities.

We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the near term significant expenses. As of December 31, 2006, we had $65.2 million of cash, cash equivalents and marketable debt securities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so or that we will be able to generate positive cash flow from operating activities. If we are not successful in those endeavors, we might need to raise additional capital in the future.

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

We have historically generated a substantial portion of our revenue from one-time royalty and licensing fees related to the licensing of our middleware products and from fees for professional services that we provide. We believe that our capacity to generate future revenues in this manner may be limited, and if we are unsuccessful in evolving our revenue model, our opportunities for future revenue growth, particularly outside of the United States, may be limited. While we currently generate a moderate percentage of our revenues from revenue sharing arrangements with network operators, programmers and advertisers, and from subscription-based arrangements, we cannot be certain that those revenue models will be accepted by our customers over the long-term, or that our customers will allow us to participate in their revenue streams on those bases in the future. If our efforts to identify other sources of revenue, in addition to the licensing of our middleware, are unsuccessful, or we fail to price these new sources of revenue appropriately, then our future results of operations will be adversely affected.

The market for our products and services is subject to significant competition, which could adversely affect our business.

We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources and better recognized brand names than we do. Current and potential competitors in one or more aspects of our business include interactive technology companies, companies developing interactive television content and entertainment, and, in the professional services area, third party system integrators and internal information technology staffs at our network operator customers. Some of our customers or their affiliates offer products or services that compete with our products and services. For example, as we noted above, Double C Technologies, a joint venture between Cox and Comcast, acquired the North American assets of Liberate Technologies, which included its middleware business. In addition to our PlayJam application, BSkyB also offers its own competitive games applications through its broadcast network. If any of these competitors achieves significant market penetration or other significant success within the markets upon which we rely as a significant source of revenue, or in new markets that we may enter in the future, our ability to maintain market share and sustain our revenues may be materially and adversely affected.

The trend of consolidation among industry participants may adversely impact our business, results of operations and future prospects.

There has been a worldwide trend of consolidation in the cable, direct broadcast satellite and telecommunications industries. We believe this trend is likely to continue due to economic and competitive concerns, as well as increased buyout activity of private equity firms worldwide. This trend appears to be expanding to include other companies involved with the interactive television industry. For example, in addition to the acquisition of Liberate Technologies by a joint venture between Cox and Comcast discussed above, Comcast and Gemstar-TV Guide International Inc., a media and technology company, formed a joint venture called Guideworks to develop an interactive programming guide for the cable television industry. Cisco Systems, Inc. acquired Scientific-Atlanta in February 2006. In January 2007, ARRIS Group, Inc. announced a deal to acquire Tandberg Television, and as noted above, Kudelski acquired a controlling stake in our company. We expect additional consolidation to occur throughout the industry. While the full impact of this trend is uncertain at the present time, we will need to adapt to changing relationships with industry participants and address concerns that may arise relating to competition and conflict of interest as companies consolidate. If we are unable to successfully manage these changing relationships and address competitive and conflict issues, we may lose existing customers and fail to secure new customers.

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

Our operating results may vary from quarter to quarter as a result of a number of factors, including:

•	Changes in the rate of capital spending and the rollout of interactive television-related products and services by network operators;

•	The number, size and scope of network operators deploying OpenTV-enabled interactive services and the associated rollout to subscribers;

•	Changes in our operating expenses necessary to meet business and customer requirements;

•	Increased competition in general and any changes in our pricing policies that may result from increased competitive pressures;

•	Potential downturns in our customers’ businesses or in the domestic or international markets for our products and services;

•	The ability to generate applications-related revenue from existing and potential customers;

•	Changes in technology, whether or not developed by us;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products that can compete favorably in the marketplace; and

•	The timing of revenue recognition associated with major licensing and services agreements.

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

Our future success depends largely upon the continued service of our senior executive officers and other key management and technical personnel. We have experienced recent changes among our senior executives, including the departure of our chief technology officer in August 2006 and most recently in connection with the acquisition by Kudelski of a controlling stake in our company, the appointment of a new chief executive officer. Changes among our senior executives can disrupt our operations and require significant management time and attention, which can place us at a competitive disadvantage. In addition, we may also need to increase our technical, consulting and support staff to support new customers and the expanding needs of our existing customers. We have, in the past, experienced difficulty in recruiting qualified personnel. If we are not successful in those efforts, our business may be adversely affected.

We continue to evaluate our business operations and may implement structural and other changes that affect the conduct of our worldwide business operations. As we continue to align our resources appropriately with our evolving business, we may face unintended consequences or suffer adverse effects on our operations or personnel.

We review our operations on an ongoing basis with a view towards improving our business performance. As a result of the recent acquisition by Kudelski of a controlling stake in our company and the resulting change in our board of directors, a new chief executive officer has been appointed who may undertake another review of our business and make additional changes to operations and personnel. From time to time, we also may initiate efforts to consolidate our operations, close and relocate various offices around the world and divest non-strategic assets. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our old strategies and processes. This may adversely affect our business, results of operations and future prospects.

Interactive television remains an emerging business and it may not attract widespread market acceptance or demand.

Our success will depend upon, among other things, the broad acceptance of interactive television by industry participants, including operators of broadcast and pay television networks, network operators and manufacturers of televisions and set-top boxes, as well as by television programmers, viewers and advertisers. Because the market for interactive television remains an emerging market, the potential size of the market opportunity and the timing of its development are uncertain. The growth and future success of our business will depend in part upon our ability to penetrate new markets and convince network operators, television programmers, viewers and advertisers to adopt and maintain their use of our products and services.

Because much of our success and value lies in our ownership and use of our intellectual property, our failure to protect our intellectual property and develop new proprietary technology may negatively affect us.

Our ability to effectively conduct our business will be dependent in part upon the maintenance and protection of our intellectual property. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights in and to our technology. We have typically entered into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, in an effort to control access to, and distribution of, our software, related documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our software and other proprietary information without authorization.

Policing unauthorized use of our software and proprietary information is difficult and expensive. The steps we take may not prevent misappropriation of our intellectual property and the agreements we enter into may not be enforceable in some instances. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries or, alternatively, such protection may be difficult to enforce. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of our intellectual property rights and the proprietary rights of others. Any such litigation could cause us to incur substantial costs and diversion of resources, which in turn could adversely affect our business.

Intellectual property infringement claims may be asserted against us, which could disrupt our business.

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

In addition, while damages claims in respect of an alleged infringement may, in many cases, be based upon a presumed royalty rate that the patent holder would have otherwise been entitled to, it is possible that our liability may increase as a result of the incorporation of our technology with our customer’s products or as a result any finding of willful infringement. In some cases, potential damages against us could be based on the profits derived from a product that infringes through the use of our software even though we receive a relatively moderate economic benefit from the licensing arrangement.

The adoption of industry-wide standards for interactive television could adversely affect our ability to sell our products and services or place downward pressure on our pricing.

Ongoing efforts to establish industry-wide standards for interactive television software include a commitment by cable network operators in the United States to deploy a uniform platform for interactive television based on a jointly developed specification known as OCAP and an initiative by European television industry participants to create a similar platform called MHP. We are a participant in both standards bodies and have agreed to license our intellectual property in connection with the implementation of OCAP and MHP. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments, or otherwise hurt our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

The adoption of incompatible standards by our industry and rapid technological advances could render our products and services obsolete or non-competitive.

The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media, and other emerging trends, such as the deployment of high definition television and multicasting, are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate trends and adapt to new technologies and evolving standards is critical to our success, and if we fail to do so in a cost-effective manner, then our future growth prospects will be diminished and our results of operations will be negatively impacted.

The deployment of new digital television applications, such as high definition television and multicasting multiple television programs through a single channel, may compete directly with our products and services for broadcast distribution capacity. To the extent that such capacity cannot accommodate all of the applications that a cable or direct broadcast satellite system operator wants to distribute, then there is a risk that other applications will be deployed to the exclusion of our content and applications. If this occurs, our results of operations could be adversely affected.

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

The telecommunications, media, broadcast and cable television industries are subject to extensive regulation by governmental agencies. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, the online distribution of content and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general. In particular, governmental laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services such as targeted and addressable advertising or create liability for us or any other manufacturer of software that facilitates information exchange. These governmental agencies may also seek to regulate interactive television directly. Future developments relating to any of these regulatory matters may adversely affect our business.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	Revenue recognition;

•	Accounting for share-based compensation;

•	Accounting for income taxes; and

•	Accounting for business combinations, related goodwill and other intangible assets.

As a software company, our revenue recognition policy, in particular, is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred. As a result, we may receive cash from a customer, or bill that customer, but not be able to recognize the revenue associated with that cash, or billing, for some period of time under applicable accounting rules. This results in our recording the billing as “deferred revenue” on our balance sheet. There are also complex accounting rules associated with the treatment of internal development costs, and whether those costs should be capitalized or expensed as incurred. A determination whether to capitalize or expense certain costs may materially affect our financial presentation. Because different contracts may require different accounting treatment, it may be difficult for investors to properly assess our financial condition or operating results unless they carefully review all of our financial information, including our statement of operations, our balance sheet and our statement of cash flows.

In addition, in the first quarter of fiscal 2006, we adopted the provisions of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of all share-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123(R) had a material effect on our reported financial results. It will continue to materially affect out reported financial results and may adversely impact our business operations if we are unable to adequately retain or attract our employees through the use of share-based compensation.

Through the use of our technology, we have the ability to collect personal and confidential information from set-top boxes. If we fail to protect this information from security breaches or misuse this information, then our operations could be disrupted and we could be subject to litigation and liability under privacy laws.

Through the technology that we license for use in set-top boxes, we have the ability, when requested by our customers, to collect and store personal information from users of our applications. We may also have access to that type of information as we deploy our interactive advertising platforms. Subject to applicable laws, and the agreement of our customers and consumers, we may seek to use such information to help develop addressable and targeted advertising businesses. Storage and use of such information is subject to laws and regulations and may also subject us to privacy claims relating to its use and dissemination. In addition, a third party might be able to breach our security measures and gain unauthorized access to our servers where such information is stored and misappropriate such information or cause interruptions to our business operations. We may be required to expend significant capital and other resources to monitor the laws applicable to privacy matters, to protect against security breaches or to deal with the consequences of any breach. A breach of privacy rights by us, network operators or others could expose us to liability. Any compromise of security or misuse of private information could materially and adversely affect our business, reputation, operating results and financial condition and expose us to costly litigation and regulatory action. Concerns over the security of personal information transmitted through our applications and the potential misuse of such information might also inhibit market acceptance of our applications, and if this occurs, our business and operating results will be adversely affected.

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

Kudelski beneficially owned Class A and Class B ordinary shares representing approximately 26.5% of the economic interest and 74.7% of the voting power of our ordinary shares outstanding as of January 31, 2007. As a result of its ownership of our ordinary shares, Kudelski has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including amendments of our memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Kudelski, which owns or controls a variety of companies and technologies relating to digital television, may diverge from your interests, and Kudelski may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the holders of our Class A ordinary shares.

Because we are controlled by Kudelski, we are exempt from certain listing requirements of the Nasdaq Global Market relating to corporate governance matters.

Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for the Nasdaq Global Market designed to enhance corporate governance standards of the companies who are listed thereon. As a result of Kudelski’s beneficial ownership of our Class A and Class B ordinary shares, we are not subject to some of these requirements, including the requirement that a majority of our board of directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

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

We have been advised by British Virgin Islands counsel that judgments of United States courts predicated upon the civil liability provisions of the federal securities laws of the United States may be difficult to enforce in British Virgin Islands courts and that there is doubt as to whether British Virgin Islands courts will enter judgments in original actions brought in British Virgin Islands courts predicated solely upon the civil liability provisions of the federal securities laws of the United States.

Because we are a British Virgin Islands company, your rights as a stockholder may be less clearly established as compared to the rights of stockholders of companies incorporated in other jurisdictions.

Our corporate affairs are governed by our amended and restated memorandum of association and articles of association and by the British Virgin Islands Business Companies Act. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our stockholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of stockholders under British Virgin Islands law are not as clearly established as are the rights of stockholders in many other jurisdictions. Thus, our stockholders may have more difficulty protecting their interests in the face of actions by our board of directors or our controlling stockholder than they would have as stockholders of a corporation incorporated in another jurisdiction.

Certain provisions contained in our charter documents could deter a change of control of us.

Certain provisions of our amended and restated memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. For example, in February 2006, we amended and restated our memorandum of association to eliminate a restriction that previously prohibited us from issuing additional super voting Class B ordinary shares. The amended and restated memorandum of association also deleted provisions that previously caused each Class B ordinary share to automatically convert into a Class A ordinary share under certain circumstances, including upon the transfer of any Class B ordinary shares to a person who was not a stockholder, or an affiliate of a stockholder, prior to our initial public offering. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, approximately 99.0% of which were beneficially owned by Kudelski as of January 31, 2007, as well as other provisions of our amended and restated memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal executive offices used by all of our operating segments are presently located at 275 Sacramento Street, San Francisco, California, 94111, where we occupy 60,458 square feet of space under a lease that expires on January 31, 2010. In addition to the corporate headquarters, we have leased regional office space elsewhere in the United States, Europe, Asia and Australia.

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

In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through May 23, 2007, to allow for settlement discussions. If the dispute is not settled by May 23, 2007, the Court has directed the parties to participate in non-binding mediation before a Northern District of California magistrate judge.

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

Initial Public Offering Securities Litigation.  In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-

defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. OpenTV is not one of the test cases and it is unclear what impact this will have on OpenTV’s case. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action has been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to and preliminarily approved by the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. In addition, as described above, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class. Wink is not one of the test cases and it is unclear what impact this will have on Wink’s case. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Broadcast Innovation Matter.  On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. On March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was denied. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On July 11, 2006, the District Court ordered a stay of the proceedings pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On June 21, 2006, Charter filed a motion to stay the litigation pending completion of the Patent Office’s reexamination of the ’094 patent. On July 11, 2006, the Court granted Charter’s motion and entered an order staying the case. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent’s claims. The case remains stayed. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

Personalized Media Communications, LLC.  On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven United States patents assigned or licensed to Personalized Media Communications. Based on publicly available information, we believe that the case has been stayed in the District Court pending re-examination by the United States Patent and Trademark Office. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

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

Market Information

Our Class A ordinary shares trade on the Nasdaq Global Market under the symbol “OPTV.” Our Class B ordinary shares are not publicly traded.

The following table lists the high and low sales prices for our Class A ordinary shares on the Nasdaq Global Market for the periods indicated.

	Nasdaq Global
	Market
	Low	High

2005
First Quarter	$2.29	$3.90
Second Quarter	2.07	2.96
Third Quarter	2.47	3.45
Fourth Quarter	2.09	2.90
2006
First Quarter	$2.19	$2.98
Second Quarter	2.46	4.18
Third Quarter	2.65	4.01
Fourth Quarter	2.27	3.15

Holders

As of January 31, 2007, there were approximately 716 holders of record of our Class A ordinary shares and two (2) holders of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our stockholders.

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

STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any further filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our Class A ordinary shares from December 31, 2001 through December 31, 2006, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period. These returns assume the investment of $100 in our Class A ordinary shares and in each of the other indices on December 31, 2001 and reinvestment of any dividends (of which we paid none during that period).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
among OpenTV Corp., The NASDAQ Composite Index
and The NASDAQ Computer & Data Processing Index

	12/01	12/02	12/03	12/04	12/05	12/06
OpenTV Corp.	100.00	14.39	40.39	46.43	27.09	28.05
NASDAQ Composite(1)	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Computer & Data Processing	100.00	70.29	89.82	102.40	105.49	119.25

(1)	In prior years, we used the Nasdaq Stock Market (U.S. Index), which was discontinued in 2006. Accordingly, we now use the Nasdaq Composite Index as a replacement for the discontinued index.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

	(a)		(b)		(c)
	Number of Securities		Weighted-Average		Number of Securities
	to be Issued Upon		Exercise Price of		Remaining Available for
	Exercise of		Outstanding Options,		Future Issuance
	Outstanding Options,		Warrants and		(excluding Securities
Plan Category	Warrants and Rights		Rights		reflected in column(a))

Equity compensation plans approved by security holders	9,474,651	(1)	$4.99		4,440,300	(2)
Equity compensation plans not approved by security holders	831,300	(3)	$3.41	(4)	—

Total	10,305,951		$4.97	(4)	4,440,300

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

(1)	Represents (i) 2,891,213 Class A ordinary shares issuable upon the exercise of options outstanding under the 1999 Plan, (ii) 92,734 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 4,267,378 Class A ordinary shares issuable upon the exercise of options outstanding under the 2003 Plan, (iv) 163,626 Class A ordinary shares issuable upon the exercise of outstanding options, assumed in connection with our acquisition of ACTV, Inc. in July 2003, and (v) 2,059,700 Class A ordinary shares issuable upon the exercise of options outstanding under the 2005 Plan.

(2)	Represents (i) 3,940,300 Class A ordinary shares available for future issuance under the 2005 Plan and (ii) 500,000 Class A ordinary shares available for future issuance under the ESPP.

(3)	Represents (i) 143,734 Class A ordinary shares issuable upon exercise of outstanding stock options granted under the 2001 Plan, and (ii) 687,566 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, which we refer to as the Exchange Plan.

(4)	Does not include information regarding weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

2000 Exchange Plan

Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one-for-one basis, shares of the common stock of our majority-owned subsidiary OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/ Stock Issuance Plan, which we refer to as the 1998 Plan) for our Class A ordinary shares. Although 800,868 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2006, only 687,566 shares of OpenTV, Inc. common stock (62,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $4.64) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options under the 1998 Plan.

2001 Nonstatutory Stock Option Plan

Our board of directors adopted the 2001 Nonstatutory Stock Option Plan, which we refer to as the 2001 Plan, in October 2001. The 2001 Plan did not require the approval of our stockholders, and no stockholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.

Share Reserve.  Options to purchase 143,734 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2006. Effective as of November 10, 2005, the date our stockholders approved the 2005 Plan, it was determined that no further awards would be granted under the 2001 Plan and any previously issued options under the 2001 Plan that are forfeited, cancelled or otherwise terminated without being exercised would not become available for future grants. As of December 31, 2006, no Class A ordinary shares had been issued upon the exercise of options granted under the 2001 Plan.

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

Amendment and Termination.  The board of directors may amend the 2001 Plan at any time. If our board of directors amends the 2001 Plan, stockholder approval will be sought if required by applicable law. The 2001 Plan will terminate upon the earliest of (i) ten years after its adoption by our board of directors, or (ii) such earlier date as determined by our board of directors.

Certain Aspects of British Virgin Islands Law

There are no governmental laws, decrees or regulations in the British Virgin Islands that restrict the export or import of capital, including, but not limited to, foreign exchange controls, or that affect the remittance of dividends or other payments to holders of our ordinary shares who are not residents of the British Virgin Islands. In particular, the British Virgin Islands does not impose a withholding tax on dividends paid by companies such as us that are incorporated under the British Virgin Islands Business Companies Act, 2004 of the British Virgin Islands.

Under the British Virgin Islands Business Companies Act, 2004, a holder of our ordinary shares who is not a resident of the British Virgin Islands is exempt from British Virgin Islands income tax on dividends paid on our ordinary shares and no holders of our ordinary shares are liable to the British Virgin Islands for income tax on gains realized during any taxable year on sale or disposal of our ordinary shares. There are no capital gains, gift or inheritance taxes levied by the British Virgin Islands on the holders of our ordinary shares. In addition, our ordinary shares are not subject to transfer taxes, stamp duties or other similar charges as a matter of British Virgin Islands law.

There is no income tax treaty or convention currently in effect between the United States and the British Virgin Islands (other than with respect to the exchange of information on certain tax matters). If we were to be classified as a passive foreign investment company under applicable United States tax regulations, for the prior, current, or subsequent taxable years, stockholders who are United States taxpayers could be subject to adverse tax consequences.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Results of operations:
Revenues	$101,908	$87,380	$77,169	$64,197	$59,686
Cost of revenues	46,933	34,802	39,264	50,373	56,211
Gross profit	54,975	52,578	37,905	13,824	3,475
Operating expenses(1)	66,875	65,538	62,531	67,295	662,105
Loss from operations	(11,900)	(12,960)	(24,626)	(53,471)	(658,630)
Net loss(2)	(10,818)	(8,473)	(21,962)	(54,094)	(802,564)
Net loss per share, basic and diluted(2)	(0.08)	(0.07)	(0.18)	(0.57)	(11.17)

(1)	2006 included $1,324 for restructuring and impairment cost, $747 for impairment of goodwill and $3,324 for share-based compensation; 2005 included $2,545 for restructuring and impairment costs; 2004 included $(4,600) for NASCAR amendment and $893 for restructuring and impairment costs; 2003 included $6,587 for restructuring and impairment costs and $1,497 for impairment of intangible assets; 2002 included $29,414 for restructuring and impairment costs, $24,796 for impairment of intangible assets and $514,501 for impairment of goodwill.

(2)	2005 included a gain of $(3,126) for the sale of a cost investment; 2002 included $10,923 for impairment of equity investments and notes receivable and $129,852 for cumulative effect of accounting change, net of tax.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Financial position:
Cash, cash equivalents and marketable securities	$65,225	$64,472	$63,020	$73,496	$87,707
Working capital	45,397	38,535	19,981	19,395	30,276
Total assets	220,764	202,065	192,411	219,555	197,336
Total shareholders’ equity	167,831	152,512	145,175	156,983	140,996

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our financial condition and results of operations for the year ended December 31, 2006. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto. Segment information appearing below in this discussion and analysis, and in Note 18 of our Consolidated Financial Statements, is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Overview

We are one of the world’s leading providers of software solutions for digital and interactive television.

We derive our revenues from the licensing of our core middleware software and related technologies, the licensing and distribution of our interactive content and applications and the delivery of professional services. We typically receive one-time royalty fees from network operators or manufacturers of set-top boxes once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. However, we have recently signed subscription-based licensing agreements under which we will receive monthly payments for each set-top box that includes our software that our customers deploy, for so long as those set-top boxes remain active. As we pursue additional subscription-based arrangements, our revenue model may change over time. We also receive ongoing license fees for various other software products that we sell. In addition, we receive professional services fees from consulting, engineering and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.

Recent Events

On January 16, 2007, Kudelski completed its previously announced stock purchase transaction with Liberty, pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. The shares acquired by Kudelski collectively represent an economic interest of approximately 26.5% and a voting interest of approximately 74.7% in our company, based on the number of our ordinary shares outstanding as of January 31, 2007. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski In addition our board of directors has recently appointed Andre Kudelski as our chairman of the board and Alan A. Guggenheim as our chief executive officer replacing James A. Chiddix.

In connection with and as a condition to the closing of the Kudelski transaction, a majority of our board of directors changed. Joseph Deiss, Lucien Gani, Alan A. Guggenheim, André Kudelski, Mercer Reynolds, Pierre Roy and Claude Smadja were appointed to serve on our board of directors, and Robert R. Bennett, Anthony G. Werner and Michael Zeisser resigned from our board of directors, effective as of the close of the transaction. On February 22, 2007, J. Timothy Bryan also resigned from our board of directors. A majority of our board of directors now consist of persons designated by Kudelski.

As of December 31, 2006, General Instrument beneficially owned 121,596 shares of our Class B ordinary shares. In January 2007, General Instrument exercised its right to convert those Class B ordinary shares into the same number of our Class A ordinary shares.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these Consolidated Financial Statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting polices and estimates have the greatest potential impact on our Consolidated Financial Statements: revenue recognition, valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets, impairment of goodwill and long-lived assets, and restructuring costs. All of these accounting policies and estimates, together with their underlying assumptions, and their impact on our financial statements, have been discussed with our audit committee.

Revenue Recognition

We recognize revenue in accordance with GAAP as has been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment about a number of matters, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value of the elements of the arrangement exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer and recognize in later periods. In some cases, we may, therefore, reflect the expenses associated with a licensing transaction before we are able to recognize the revenue related to that license, even if we have actually invoiced the customer or received a cash payment from that customer. In other cases, we may accumulate costs in the same manner as inventory costs, and charge those costs to operations as the related revenue is recognized. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services and the appropriate valuation for those products and services. Our judgments and estimates regarding future products and services could differ from actual events. Because terms of our licensing arrangements may differ for various customers, including subscription-based or one-time royalty arrangements, we often may apply different recognition policies to different customer contracts depending upon those particular terms.

As indicated above, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis in support of our product offerings. Such services may include one or more of the following: middleware porting, customization, implementation and integration; the design, development or construction of software and systems; and system maintenance and support. Professional services earned from software development contracts, customization services and implementation support are generally recognized using contract accounting on the percentage of completion basis in accordance with the provisions of SOP 81-1. If a revenue contract involves the provision of multiple elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the contract, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the services subject to contract accounting services are complete. If the arrangement includes the future delivery of specified software products for which we do not have evidence of fair value, we defer all revenue and recognize such revenue upon delivery of the services and such specified deliverables based on the completed contract method. In such instances, we accumulate directly allocable contract costs in the same manner as inventory costs. These costs are then charged to operations as the related contract revenues are recognized. If total costs are estimated to exceed the estimated contract revenues for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

For fixed bid contracts under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. The actual results could differ from the percentage estimates by the time a project is complete.

The recognition of revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable. As a result, the timing or amount of revenue recognized may have been different if other assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

Valuation Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently, we maintain a partial valuation allowance on deferred tax assets. Adjustments may be required in the future if our estimate of the realizable amount of deferred tax assets changes.

Impairment of Goodwill and Long-lived Assets

Our long-lived assets include goodwill, property and equipment, other assets and other intangible assets, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and in the case of goodwill, at least annually. In estimating the fair value of our reporting units and assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The most significant assumption impacting estimated future cash flows is revenue. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

Restructuring Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken periodically to restructure the business. Restructuring activities may include terminating employees, abandoning excess lease space and incurring other exit costs. Any resulting restructuring costs depend on numerous estimates made by us based on our knowledge of the activity being affected, the cost to exit existing commitments and fair value estimates. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

Share-Based Compensation

We adopted SFAS 123(R) during the first quarter of fiscal 2006 and have accounted for share-based compensation since January 1, 2006 in accordance with that accounting policy. We elected the modified prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured based on the fair value of the award at the grant date and is recognized as expense over the requisite service period, which is generally the vesting period.

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Our computation of expected lives has been determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules, unique historical events, and expectations of future employee behavior. Our computation of expected volatility has been based on historical volatility of our stock price. We have based the risk-free interest rate that we use in the option pricing model on

United States Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable: characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and binomial lattice models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no widely accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values, except for options subject to variable accounting.

The guidance in SFAS 123(R) and SAB No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-based Payment Arrangement for Public Companies,” (SAB 107) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimates of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 14 of our Consolidated Financial Statements contained in Part IV of this Annual Report on Form 10-K for further information regarding the impact of SFAS 123(R) on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years ending after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

Management’s Assessment of Internal Control Over Financial Reporting and Disclosure Controls

In connection with the preparation of our year-end financial statements, we have prepared a report, as required by the Sarbanes-Oxley Act of 2002, which evaluates our internal control over financial reporting as of December 31, 2006. That complete report, as well as our conclusions regarding the effectiveness of our disclosure controls and our remediation efforts, is included under Item 9A of this Annual Report on Form 10-K, which investors should read in its entirety.

We are required to establish and maintain adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Those controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. While those controls may be expected to provide reasonable assurances regarding the reliability of our financial reporting, we do not expect that such controls will prevent all errors and fraud. We monitor our controls and maintain those controls as dynamic systems that change (including improvements and corrections) as conditions warrant.

As we assessed our internal control over financial reporting, we sought to identify various deficiencies or weaknesses that we may have and to correct those deficiencies or weaknesses as promptly as practicable. We are required to disclose any material weaknesses that we have identified. The Public Company Accounting Oversight Board, which was established under the Sarbanes-Oxley Act, defines a “material weakness” as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We also maintain a system of disclosure controls that have been designed with the objective of ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based on our assessment, we have concluded that our internal control over financial reporting and our system of disclosure controls were effective as of December 31, 2006. In connection with those conclusions, we determined that we had fully remediated the material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2005. These efforts are described more fully in Item 9A of this Annual Report on Form 10-K.

Years Ended December 31, 2006, 2005, and 2004

Revenues

Revenues for the year ended December 31, 2006 were $101.9 million, an increase of $14.5 million, or 17%, from $87.4 million in 2005. Revenues for the year ended December 31, 2005 were $87.4 million, an increase of $10.2 million, or 13%, from $77.2 million in 2004. Royalties and licenses accounted for 65% of revenues in 2006, and 63% in both 2005 and 2004. Revenues by line item were as follows (in millions):

	Year Ended December 31,
	2006	%	2005	%	2004	%

Royalties and licenses	$65.9	65%	$55.1	63%	$48.9	63%
Services and other	36.0	35%	32.3	37%	28.3	37%

Total Revenues	$101.9	100%	$87.4	100%	$77.2	100%

Royalties and licenses.  We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers, provided all the criteria of SOP 97-2 and related accounting principles have been met. We have historically realized revenues through one-time royalty payments and ongoing license fees. More recently, we have entered into license agreements with network operators that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the network operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, and our advanced advertising products. License fees can be one-time purchases by our customers and can vary significantly from quarter to quarter, or, in the case of our advanced advertising products, can also be in the form of a recurring license fee. Our royalties usually result from several different types of arrangements. In the case of our set-top box software, these may include: initial deployments by new customers; the activation of new subscribers by existing customers; the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes; or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.

Royalties and licenses for 2006 increased 20% to $65.9 million compared to 2005.

Europe, Middle East and Africa accounted for approximately $30.5 million in royalties and licenses revenue in 2006. BSkyB directly and indirectly, primarily through three of our customers who sell set-top boxes to BSkyB, accounted for $13.6 million, or 21%, of our total worldwide royalties and licenses revenues for 2006. Overall, revenues for the region increased $4.6 million from 2005, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $4.6 million higher than in 2005, primarily as a result of increased set-top box shipments that included our software for personal video recording, or PVR, by the manufacturers who manufacture set-top boxes for BSkyB. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we would expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses from other customers were $4.5 million higher than in 2005, primarily as a result of increased standard set-top box shipments. These increases were partially offset by a decrease of $4.5 million in royalty and license revenues from Sky Italia, which resulted from a reduction in set-top box shipments by Sky Italia in 2006 compared to 2005.

The Americas region accounted for approximately $23.3 million in royalties and licenses revenue in 2006. EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $11.9 million, or 18%, of our total worldwide royalties and license revenues for 2006. Overall, royalties and license revenues for the region increased $2.7 million from 2005. Royalty and license revenues from EchoStar were $1.5 million lower than in 2005. Total revenues from EchoStar were affected, in part, by a reduction in EchoStar set-top box shipments in 2006 as compared to 2005. Because we previously committed to develop a limited number of unspecified future applications pursuant to an applications development agreement entered into contemporaneously with the middleware license agreement, the royalty payments we have received from EchoStar under that license agreement have been amortized over its term which expires in September 2007. We have agreed with EchoStar to extend the term of the applications development through the end of April 2007. We are engaged in discussions with EchoStar regarding a renewal of our applications development agreement as well as other licensing agreements, and while we expect to renew and extend these agreements, the terms of any such renewals or extensions may have a significant effect on our revenue recognition for EchoStar payments in the future. License revenues from advanced advertising related products accounted for an increase of $3.3 million from 2005, principally as a result of our acquisition of substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C., which we refer to as CAMS, and its affiliates in September 2005, with other customers accounting for a net increase of $0.9 million.

The Asia Pacific region accounted for approximately $12.1 million in royalties and licenses revenue in 2006. Overall, royalties and licenses increased $3.5 million from 2005. We recognized $1.2 million in license revenues from the early termination of a licensing agreement for our OpenTV Participate product, with the remaining net increase of $2.3 million resulting primarily from increased set-top box shipments in the region.

Royalties and licenses for 2005 increased 13% to $55.1 million compared to 2004.

Europe, Middle East and Africa accounted for approximately $25.9 million in royalties and licenses revenue in 2005. BSkyB directly and indirectly, primarily through three of our customers who sell set-top boxes to BSkyB, accounted for $9.0 million, or 16%, and Sky Italia accounted for $9.2 million, or 17%, of our total worldwide royalties and licenses revenues for 2005. Overall, royalties and licenses for the region decreased by $0.9 million from 2004, principally as a result of $3.3 million less in royalties and licenses revenues from Sky Italia in 2005. The decrease in revenues from Sky Italia resulted from a reduction in the royalty rate paid by Sky Italia over the course of 2005, which related to a volume discount we offered Sky Italia when it became a customer. The decrease from Sky Italia was partially offset by an increase of $1.8 million in royalties and licenses revenue for BSkyB, primarily as a result of increased set-top box shipments by the three manufacturers who manufactured set-top boxes for BSkyB, and an increase of $0.6 million in royalties and licenses revenues from other customers in the region.

The Americas region accounted for approximately $20.6 million in royalties and licenses revenue in 2005. EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $13.4 million, or 24%, of our total worldwide royalties and licenses revenues for 2005. Overall, royalties and licenses in the region increased by $5.2 million in 2005. Approximately $2.7 million of that increase was realized from EchoStar, with the remaining $2.5 million realized from other customers. The increase in royalties was due to the effect of an increase in the amortization of EchoStar payments during 2005, which was partially offset by a reduction in EchoStar set-top box shipments in 2005 compared to 2004.

The Asia Pacific region accounted for approximately $8.6 million in royalties and licenses revenue in 2005. Overall, royalties and licenses revenue for the region increased $1.9 million in 2005 compared to 2004. Royalties and licenses from shipments of our integrated browser in certain digital TV sets distributed within Japan accounted for $0.2 million of this increase, while sales of $1.7 million to other customers accounted for the remaining increase.

Services and Other.  Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees and revenue shares and programming fees. Professional service revenues are generally derived from consulting engagements for network operators, set-top box manufacturers and system integrators. Maintenance, support and training revenues are generally realized as services are provided to network operators and set-top box manufacturers. A set-top box manufacturer’s decision to purchase maintenance and support from us depends largely on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator. Service usage fees and revenue shares are generally derived from our PlayJam games channels, our PlayMonteCarlo betting and gaming channels, and revenue shares for advertising and other interactive services. We also derived programming fees from our NASCAR agreement, which was not renewed for the 2007 season, and from other programmers. For 2006, the NASCAR service generated revenues of $1.9 million and our PlayMonteCarlo betting and gaming channel generated revenues of $2.5 million. These were offset by related costs of $1.7 million and $3.5 million, respectively, which were included in cost of services in 2006. In October 2006, we signed an agreement to sell our PlayMonteCarlo betting and gaming channel listing on BSkyB’s network in the United Kingdom and the customer list for the fixed odds gaming business operated by our BettingCorp subsidiary. The transaction closed in the fourth quarter of 2006, and as a result, we are no longer engaged in the fixed odds gaming business. Other than the betting and gaming channel listing and customer list, we retained all other intellectual property, technology and other assets owned by our BettingCorp subsidiary.

Services and other revenue for 2006 increased by 11% to $36.0 million as compared to 2005. During 2006, we realized increases of $4.2 million in services and other revenues from advanced advertising related services and support primarily related to products acquired through our CAMS acquisition, of $2.5 million in fees from middleware and integrated technologies development and integration service engagements, and of $1.0 million in maintenance and support fees from other middleware and integrated technologies customers. These increases were partially offset by decreases of $2.5 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated in late 2005, a decrease of $1.1 million resulting from increased competition and the fourth quarter closure of our PlayMonteCarlo betting and gaming channel in the United Kingdom, and a net decline of $0.4 million in services revenues from other customers. As discussed in Note 10 and 11 to our Consolidated Financial Statements, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel. As a result, we expect a decrease in both related service revenues and network infrastructure and bandwidth costs associated with these arrangements.

Services and other revenue for 2005 increased by 14% to $32.3 million as compared to 2004. We experienced an increase of $1.7 million in betting and gaming fees from customers of our wholly-owned subsidiary, BettingCorp, due to increased service usage on BSkyB. We also realized an increase of $1.2 million in advertising related service revenue from our CAMS acquisition, which was partially offset by decreased advertising related service revenues of $0.3 million from other advertising customers. In 2004, we did not recognize any programming fees for NASCAR. As described in Note 10 to our Consolidated Financial Statements, we renegotiated our NASCAR agreement in 2004, and, as a result, we recognized $1.8 million of additional revenue from providing these programming services in 2005. We also realized an increase of $3.0 million in services revenues from other customers to whom we provided professional services. These increases were offset partially by a decrease of $1.9 million in PlayJam games channel fees resulting from increased competition and a termination of service on our PlayJam games channel in France that we initiated. We also experienced a decrease of $1.5 million in consulting work for Motorola in 2005.

Operating Expenses

Our total operating expenses, which include cost of revenues, were $113.8 million for the year ended December 31, 2006, $100.3 million for the year ended December 31, 2005, and $101.8 million for the year ended December 31, 2004. Operating expenses by line item were as follows (in millions):

	Year Ended December 31,
		% of		% of		% of
	2006	Revenue	2005	Revenue	2004	Revenue

Cost of royalties and licenses	$7.5	7%	$6.4	7%	$8.2	11%
Cost of services and other	39.4	39%	28.4	33%	31.1	40%

Total cost of revenues	46.9	46%	34.8	40%	39.3	51%
Research and development	32.1	32%	33.9	39%	29.7	39%
Sales and marketing	12.0	12%	11.5	13%	15.1	20%
General and administrative	18.6	18%	15.9	18%	17.9	23%
Restructuring and impairment costs	1.3	1%	2.5	3%	0.9	1%
Amortization of intangible assets	2.1	2%	1.7	2%	3.5	4%
Impairment of goodwill	0.8	1%	—	—	—	—
NASCAR amendment	—	—	—	—	(4.6)	(6)%

Total Operating Expenses	$113.8	112%	$100.3	115%	$101.8	132%

Cost of Royalties and Licenses.  Cost of royalties and licenses consists primarily of materials and shipping costs, amortization of developed technology and patents and patent-related legal costs.

Cost of royalties and licenses for 2006 increased 17% from 2005 to $7.5 million. As a percentage of revenues, cost of royalties and licenses remained unchanged at 7%. The increase was primarily a result of a full year’s amortization of $0.9 million for developed technology from our CAMS acquisition, and increased patent-related legal costs of $0.2 million.

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

Cost of services and other for 2006 increased 39% from 2005 to $39.4 million. As a percentage of revenues, cost of services and other increased to 39% in 2006 as compared to 33% in 2005. Headcount and headcount-related costs increased $11.3 million, due to an increase of $9.3 million resulting primarily from increased hiring of engineers to staff new and ongoing projects and a re-assignment of staff from research and development projects to customer projects in 2006, and an increase of $2.0 million as a result of the full year impact of our acquisition of CAMS and its related headcount. We also incurred an additional $0.6 million of share-based compensation as a result of the adoption of SFAS 123(R) in 2006. In addition, we experienced an increase of $1.9 million in consulting and subcontractor costs associated with billable professional services engagements. These increases were partially offset by a net decrease of $2.8 million in network infrastructure and bandwidth costs associated with our PlayJam and PlayMonteCarlo channels. As discussed in Note 10 and 11 to our Consolidated Financial Statements, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel. As a result, we expect a decrease in both related service revenues and network infrastructure and bandwidth costs associated with these arrangements. For 2006, the NASCAR service generated revenues of $1.9 million and our PlayMonteCarlo betting and gaming channel generated revenues of $2.5 million. These were offset by costs of $1.7 million and $3.5 million, respectively, which were included in cost of services in 2006.

Cost of services and other for 2005 decreased 9% from 2004 to $28.4 million. As a percentage of revenues, cost of services and other decreased to 33% in 2005 as compared to 40% in 2004. A reduction in headcount-related costs accounted for $2.5 million of the decrease, and a reduction in depreciation expense as a result of fully depreciating certain fixed assets accounted for a decrease of $1.0 million. In addition, in 2004 we had recorded a provision of $3.5 million for remaining future commitments under the terms of a Sun Java license agreement. These decreases were partially offset by an increase of $3.1 million in consulting and subcontractor costs and third party material costs associated with billable professional services engagements, and a net increase of $1.2 million in network infrastructure and bandwidth costs.

NASCAR Amendment.  During the second quarter of 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iN DEMAND relating to the production of interactive programming for the 2004 NASCAR season and beyond. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the amount which had been accrued by ACTV in 2003 prior to our acquisition of ACTV. This item was shown as a separate line item in our Consolidated Statements of Operations for the year ended December 31, 2004. No revenue or expenses were recorded prior to the renegotiation in 2004 as a result of the overall estimated losses expected under the assumed relationship.

Research and Development.  Research and development expenses consist primarily of headcount and headcount-related overhead costs, travel costs, consulting and subcontractor costs incurred for both new product development and enhancements to our existing software products and applications.

Research and development remains important to our long-term growth strategy. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are sufficient to develop our technologies and product offerings.

Research and development expenses for 2006 decreased 5% from 2005 to $32.1 million. As a percentage of revenues, research and development expenses decreased to 32% in 2006 as compared to 39% in 2005. The decrease was primarily due to the decrease of $2.0 million in headcount and headcount-related overhead costs as the result of a reassignment of staff from research and development to cost of services and other in 2006, and a decrease of $0.4 million in depreciation expense as a result of fully depreciating certain fixed assets, which offset an increase of $0.7 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.

Research and development expenses for 2005 increased 14% from 2004 to $33.9 million. The increase was primarily a result of $4.3 million of additional headcount and headcount-related overhead costs associated with increased staffing. As a percentage of revenues, research and development expenses were 39% in both 2005 and 2004.

Sales and Marketing.  Sales and marketing expenses consist primarily of headcount and headcount-related overhead costs, travel, consulting and subcontractor costs, and marketing-related expenses.

Sales and marketing expenses for 2006 increased 4% from 2005 to $12.0 million. As a percentage of revenues, sales and marketing expense decreased to 12% in 2006 as compared to 13% in 2005. The increase in expenses in 2006 is primarily attributable to $0.5 million for share-based compensation included as a result of the adoption of SFAS 123(R) in 2006.

Sales and marketing expenses for 2005 decreased 24% from 2004 to $11.5 million. As a percentage of revenues, sales and marketing expenses decreased to 13% in 2005 as compared to 20% in 2004. The decrease in 2005 is primarily attributable to a decrease in headcount, which reduced headcount and headcount-related overhead costs by $2.9 million, and a decrease in marketing costs of $0.7 million.

General and Administrative.  General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.

General and administrative expenses for 2006 increased 17% from 2005 to $18.6 million. As a percentage of revenues, general and administrative expenses remained unchanged at 18%. Professional fees for consulting, legal services and for work related to our audit and Sarbanes-Oxley compliance efforts accounted for an increase of

$1.2 million. We also incurred an increase of $1.6 million for share-based compensation costs included as a result of the adoption of SFAS 123(R) in 2006.

General and administrative expenses for 2005 decreased 11% from 2004 to $15.9 million. As a percentage of revenues, general and administrative expenses decreased to 18% in 2005 as compared to 23% in 2004. That decrease resulted from a decrease in litigation fees of $3.9 million, a decrease in facilities expenses and outside services costs of $1.7 million and a reduction in depreciation expenses of $0.9 million. The decrease was mostly offset by an increase in headcount-related overhead costs of $4.5 million.

Restructuring and Impairment Costs.  During the last three years we have undertaken several initiatives to reduce operating expenses around the world. As a result of these actions, 14 employees were included in termination plans in 2006, seven employees in 2005, and 22 employees in 2004. Provision was also made for excess office space and the write-down of leasehold improvements and other property and equipment that were abandoned.

During 2006, we recorded restructuring charges of $1.3 million, which included a fourth quarter restructuring provision of $0.4 million related to the workforce reduction of our PlayJam and PlayMonteCarlo operations in the United Kingdom and of $0.9 million related to the plan to terminate three senior executives in our United States corporate headquarters.

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

For the year ended December 31, 2006, amortization of intangible assets was $2.1 million, an increase of $0.4 million, or 24%, from $1.7 million in 2005. The increase resulted from the inclusion of certain intangible assets from our CAMS acquisition.

For the year ended December 31, 2005, amortization of intangible assets was $1.7 million, a decrease of $1.8 million, or 51%, from $3.5 million in 2004. The decrease resulted from the expiration of the amortization period for certain intangible assets.

Impairment of goodwill.  During the fourth quarter of 2006, we were informed by iN DEMAND that NASCAR would not be renewing their distribution arrangement with them, and that as a result, iN DEMAND would not be renewing our production agreement. As a result, we recorded an impairment charge of $0.8 million in our applications segment representing the entire goodwill balance for this reporting unit.

Interest Income

Interest income for 2006 was $3.1 million as compared with $1.7 million for 2005, primarily a result of increased interest rates and an increase in our investment portfolio and cash position. In 2005, interest income was $1.7 million as compared with $0.9 million for 2004, due also to increased interest rates and a small overall increase in our investment portfolio and cash position.

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

Minority Interest

In November 2000, we established Spyglass Integration, Inc., a co-owned venture with Motorola. We recorded a gain with respect to Motorola’s share of losses in this venture of $0.1 million for 2005 and $0.5 million for 2004.

Income Taxes

We estimate that we had net United States federal tax loss carryforwards of approximately $354 million at the end of 2006, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments.

Our income tax expense was $2.4 million for 2006, primarily attributable to state taxes and increases to reserves for identified potential foreign tax exposures, net of the following benefits: during the second quarter of 2006, we obtained tax refunds from amended returns in Australia and a Swiss ruling on the intercompany cost-sharing agreement to increase the Swiss net operating loss resulting in recognized tax benefits of $0.5 million and $0.7 million, respectively.

Our income tax expense of $1.1 million for 2005 was primarily attributable to foreign and state taxes of $1.4 million. These were offset by a benefit resulting from a reduction in our valuation allowance for Swiss deferred tax assets where management believed it was more likely than not that the benefit will be realized.

Business Segment Results

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other betting and gaming applications, the development and operation of our Ultimate One platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. As discussed in Notes 10 and 11 to our Consolidated Financial Statements, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including as discussed further in Note 19 “Subsequent Events” to our Consolidated Financial Statements contained as Part IV of this Annual Report on Form 10-K, may affect the manner in which we present segments in the future. In connection with the sale by Liberty of its controlling interest in our Company to Kudelski in January 2007, a new chief executive officer and CODM has been recently appointed. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets included within our BettingCorp segment as of the date of this Annual Report on Form 10-K are different than those included when we initially began reporting this segment. Those changes, among other considerations, may affect the manner in which we report our segments in the future.

Revenues and contribution margin, as reconciled to net loss on a GAAP basis, by segment were as follows (in millions):

	Year Ended December 31,
		% of		% of		% of
		Segment		Segment		Segment
	2006	Revenue	2005	Revenue	2004	Revenue

Middleware and integrated techonologies
Royalties and licenses	$60.7	77%	$54.4	80%	$48.8	77%
Services and other	18.2	23%	13.9	20%	14.3	23%

Subtotal — Middleware and integrated technologies	78.9	100%	68.3	100%	63.1	100%
Applications
Royalties and licenses	4.0	22%	0.7	5%	0.1	1%
Services and other	14.4	78%	13.4	95%	12.0	99%

Subtotal — Applications	18.4	100%	14.1	100%	12.1	100%
BettingCorp
Royalties and licenses	1.2	26%	—	—	—	—
Services and other	3.4	74%	5.0	100%	2.0	100%

Subtotal — BettingCorp	4.6	100%	5.0	100%	2.0	100%

Total Revenues	$101.9		$87.4		$77.2

Contribution Margin/(Loss):
Middleware and integrated technologies	$28.3		$28.9		$26.3
Applications	(1.4)		(4.5)		(6.8)
BettingCorp	(1.7)		(4.9)		(4.5)

Total Contribution Margin	25.2		19.5		15.0
Unallocated corporate overhead	(21.4)		(20.2)		(29.0)
NASCAR amendment	—		—		4.6
Restructuring and impairment costs	(1.3)		(2.5)		(0.9)
Depreciation and amortization	(3.2)		(3.9)		(5.9)
Amortization of intangible assets	(7.0)		(5.8)		(8.2)
Share-based and non-cash compensation	(3.4)		(0.1)		(0.2)
Interest income	3.1		1.7		0.9
Other income	0.4		3.8		0.5
Minority interest	—		0.1		0.5
Impairment of goodwill	(0.8)		—		—

Loss before income taxes	(8.4)		(7.4)		(22.7)
Income tax expense/(benefit)	2.4		1.1		(0.8)

Net loss	$(10.8)		$(8.5)		$(21.9)

Middleware and Integrated Technologies

Revenues from the middleware and integrated technologies business for 2006 increased 16% from 2005 to $78.9 million. In 2005, revenues from the middleware and integrated technologies business increased 8% from 2004 to $68.3 million.

Royalties and licenses from set-top box shipments and other product sales accounted for 77% and 80% of segment revenues for the years ended December 31, 2006 and 2005, respectively. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2006 due to the additional shipments and amortization described under “Royalties and licenses” in “Revenues” above.

Services and other consists primarily of professional services consulting engagements for network operators, set-top box manufacturers and system integrators and maintenance, support and training. This category accounted for 23% of segment revenues in 2006, an increase from 20% in 2005, and unchanged from 23% in 2004. The increases in 2006 were due to discrete middleware professional service projects and increased maintenance and support fees from customers in 2006 as described under “Services and other” in “Revenues” above. The decrease in 2005 was due to fewer professional services projects, primarily due to the discontinuance of ongoing services to Motorola in 2004.

Middleware and integrated technologies costs consist primarily of headcount and headcount-related overhead costs and consulting and subcontractor costs associated with billable professional services engagements. Total contribution margin for the middleware and integrated technologies business in 2006 decreased 2% from 2005 to $28.3 million resulting from increased headcount and headcount-related costs, and consulting and subcontractor costs, which exceeded the increased middleware and integrated technology business revenues due to a continued investment in this segment. In 2005, total contribution margin for the middleware and integrated technologies business increased 10% from 2004 to $28.9 million, primarily as a result of higher revenues, which were only partially offset by increased costs in that segment.

Applications

Revenues from the applications business for 2006 were $18.4 million, an increase of $4.3 million, or 30%, from $14.1 million in 2005. For 2006, revenues from products acquired through our CAMS acquisition accounted for increases of $3.3 million of application licenses and $3.8 million of application services, respectively. These increases were partially offset by a $2.5 million decrease in PlayJam games channel fees resulting from increased competition and termination of service on our PlayJam games channel in France that we initiated in 2005. For 2006, PlayJam games fees accounted for 36% of segment revenues, a decrease from 65% in 2005. The remaining decrease of $0.3 million was as a result of decreased revenues from other customers in 2006. As discussed in Note 10 to our Consolidated Financial Statements, beginning in 2007 we will no longer operate our NASCAR service. As a result, we expect a decrease in both related service revenue and associated network infrastructure and bandwidth costs. For 2006, the NASCAR service generated revenues of $1.9 million. These revenues were offset by related costs of $1.7 million, which were included in cost of services for 2006.

Revenues from the applications business for 2005 were $14.1 million, an increase of $2.0 million, or 17%, from $12.1 million in 2004. For 2005, PlayJam games fees accounted for 65% of segment revenues, a decrease from 91% in 2004. We experienced a decrease of $1.9 million in PlayJam games channel fees in 2005 as a result of competitive pressures and a termination of our PlayJam games channel in France that we initiated in 2005. Advertising revenue increased $1.6 million in 2005, of which $0.7 million was attributable to increased royalties and licenses and $0.9 million was attributable to increased services and other revenue. Nearly all of that $1.6 million increase was due to the CAMS acquisition in September 2005, as further described in Note 5 to our Consolidated Financial Statements. We did not recognize any programming fees for NASCAR in 2004. As described above, we renegotiated our NASCAR production agreement in 2004 and, as a result, recognized $1.8 million of additional revenue for this service in 2005.

Total contribution loss for the applications business improved in 2006, primarily as a result of increased revenues, including revenues net of related directly allocable costs from our CAMS acquisition, as described above, and as a result of reduced network infrastructure and bandwidth costs associated with reduced revenues from our PlayJam channels. Total contribution loss for the applications business improved in 2005, primarily as a result of increased revenues, including revenues from the CAMS acquisition, as described above.

BettingCorp

Revenues from the BettingCorp business for 2006 decreased by $0.4 million, or 8%, to $4.6 million which is primarily a result of a decrease of $1.1 million resulting from increased competition and the fourth quarter closure of our PlayMonteCarlo betting and gaming channel in the United Kingdom, which was partially offset by increased revenues of $0.7 million from our OpenTV Participate product. Revenues from the BettingCorp business for 2005 increased 150% to $5.0 million. This increase was primarily due to increased service usage on BSkyB and due to increases in professional services from other customers. As discussed in Note 11 to our Consolidated Financial Statements, beginning in 2007 we will no longer operate our PlayMonteCarlo betting and gaming channel. As a result, we expect a decrease in both related service revenue and associated network infrastructure and bandwidth costs. For 2006, our PlayMonteCarlo betting and gaming channel generated revenues of $2.5 million. These revenues were offset by related costs of $3.5 million, which were included in cost of services for 2006.

Contribution loss for the BettingCorp business decreased to $1.7 million in 2006 as a result of a reduction in infrastructure and bandwidth costs and lower revenue sharing costs associated with reduced revenues from our PlayMonteCarlo channel. Total contribution loss for the BettingCorp business increased in 2005 as compared to 2004. Although revenue increased as described above, associated bandwidth and revenue shares had increased proportionately, in addition to increases in other operating expenses.

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

We have entered into multiple-element arrangements for products and services with customers including Time Warner Cable, Essel Group (which operates the DishTV network in India), EchoStar’s DISH Network, UnitedGlobalCom (or UGC, a subsidiary of Liberty Global), FOXTEL, Austar, and Comcast. Portions of the amounts that we have invoiced to Essel Group, EchoStar, UGC, FOXTEL and Austar under those arrangements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business. The arrangements with these customers include maintenance and support, for which vendor specific objective evidence of fair value did not exist at the time the respective agreement was signed with each customer. In addition, several of these arrangements provide for the delivery of specified future products, for which such evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided.

As of December 31, 2006, we recorded $25.6 million in deferred revenue compared with $22.6 million at the end of 2005. Of that total deferred amount at December 31, 2006, $19.3 million, or 75%, was deferred as a result of the arrangements with Essel Group, EchoStar, UGC, FOXTEL, Austar, and Comcast described in the preceding paragraphs. The remaining $6.3 million, or 25%, of our deferred revenue as of December 31, 2006 was principally attributable to maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.

Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $19.3 million of unearned revenue at December 31, 2006 resulting from the Essel Group, EchoStar, UGC, FOXTEL, Austar, and Comcast arrangements:

Expected Recognition
Year Ending December 31,	of Unearned Revenue
(In millions)

2007	$6.7
2008	7.6
Thereafter	5.0

$19.3

As noted in our critical accounting policies, our assumptions and judgments regarding future products and services could differ from actual events. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with GAAP, there can be no assurance that the conditions to recording that revenue will be satisfied.

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

As of December 31, 2006, we had cash and cash equivalents of $48.6 million, which was an increase of $1.4 million from the prior year. Cash and cash equivalents as of December 31, 2005 and 2004 were $47.2 million and $35.6 million, respectively. Taking into account short-term and long-term marketable debt securities of $16.6 million, our cash, cash equivalents and marketable debt securities were $65.2 million as of December 31, 2006 as compared to $64.5 million as of December 31, 2005 and $63.0 million as of December 31, 2004. The mix of cash and short-term and longer-term securities may change in the future as we make decisions regarding the composition of our investment portfolio. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll, general operating expenses and cost of revenues.

Our cash balances as of December 31, 2006 were positively affected by $2.5 million of cash provided by financing activities and $3.0 million of cash generated from operating activities. These effects were offset by a negative cash flow from investing activities of $4.0 million, resulting mainly from purchases of property and equipment. Our cash balances as of December 31, 2005, were positively affected by $9.7 million in cash from investing activities, which included $7.1 million in cash received from the sale of a cost investment and by net cash generated from operating activities of $2.4 million.

Cash generated from operating activities was $3.0 million for 2006, as compared with $2.4 million for 2005 and cash used in operating activities of $16.2 million for 2004. Although the 2006 net loss was $2.3 million greater than in 2005, the 2005 net loss included a $3.1 million gain on the sale of a cost method investment. The 2006 loss also included the share-based compensation costs as a result of the 2006 adoption of SFAS 123(R). No corresponding share-based compensation expense was required to be recorded in 2005. The reduced 2006 net loss after taking into account these items, was only partially offset by an increase in working capital, resulting in net cash generated from operations of $0.6 million higher than in 2005. In 2005, increased revenues and reduced operating expenses resulted in a significantly reduced net loss. In addition, favorable working capital movements also improved operating cash flows by $3.8 million, primarily as a result of increased deferred revenues of $5.0 million which offset other working capital changes of $1.2 million.

Net cash used in investing activities was $4.0 million for 2006. Purchases of property and equipment in the amount of $4.6 million were partially offset by net proceeds from marketable security investment activities of $0.6 million. For 2005, net cash provided by investing activities was $9.7 million. In the fourth quarter of 2005, we received $7.1 million from the sale of an investment previously accounted for at cost. In addition, net sales of marketable debt securities of $10.1 million were used to fund the $4.2 million cash portion of our acquisition costs for the CAMS acquisition, and also to fund capital equipment expenditures.

Net cash provided by financing activities was $2.5 million in 2006 as a result of proceeds from the exercise of stock options. For 2005, cash provided from financing activities was $0.2 million. For 2004, cash provided from financing activities was $3.5 million due to proceeds from the exercise of stock options.

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

As noted in “Recent Events” above, pursuant to a February 2006 agreement between us and Liberty, Liberty is expected to pay us a capital contribution of up to $19.7 million of the proceeds from the sale of its shares to Kudelski. We received $5.4 million of this amount in January 2007 and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.

Commitments and Contractual Obligations

Information as of December 31, 2006 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Due in	Due in	Due in	Due in
	Total	2007	2008-2009	2010-2011	2012 or After

Operating leases obligations	$15.6	$5.2	$9.0	$1.3	$0.1
Noncancellable purchase obligations	0.7	0.5	0.2	—	—

Total contractual obligations	$16.3	$5.7	$9.2	$1.3	$0.1

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercise those early termination rights, beginning in 2008 our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2006 were $0.5 million and $0.2 million for the years ending December 31, 2007 and December 31, 2008, respectively. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. For further information regarding the past accrual for excess facilities see Note 12 “Restructuring and Impairment Costs” to our Consolidated Financial Statements. We pledged approximately $0.5 million of restricted cash, which is included under other long term assets, and one certificate of deposit of $1.0 million, which is included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not material.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2006 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of December 31,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2006	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$16,609	$16,704	$16,514	$16,799	$16,419

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

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during 2006 and 2005. We expect over time, however, that an increased number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2007 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

a.  Disclosure Controls and Procedures

Our management carried out an evaluation as of December 31, 2006 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions on Form 10-K.

b.  Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

c.  Limitations on Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

d.  Significant Changes in Internal Control over Financial Reporting

As has been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005. We determined that:

•	The company’s financial reporting process did not provide for effective account analysis for certain financial statement accounts. Specifically, the accounting for accruals, long-term other assets, and deferred-tax assets was not adequately analyzed. This material weakness resulted in errors, which were material in the aggregate, in the company’s preliminary 2005 financial statements.

•	The company did not have sufficient personnel with adequate technical expertise to analyze effectively, and review in a timely manner, its accounting for revenue and income taxes. These material weaknesses resulted in material errors in the company’s accounting for: (a) certain complex multiple-element software license and professional service arrangements; and (b) income taxes and related financial statement note disclosures.

These errors were subsequently corrected by our management prior to the publication of our financial statements.

During 2006, our management took the following steps in order to remediate the material weaknesses:

•	Our management introduced additional procedures to ensure a more thorough review of financial data in the financial reporting and close process; and

•	Our management evaluated its finance personnel, developed a plan to enhance the current staff’s capabilities and supplemented our department with additional internal and external resources with appropriate accounting knowledge and experience in the areas where these were required.

Based on our testing of these enhanced procedures, management determined that as of December 31, 2006, we had remediated the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

There were no additional changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OpenTV Corp.

We have audited management’s assessment, included in the accompanying OpenTV Corp. Management Report on Internal Control over Financial Reporting, that OpenTV Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. OpenTV Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of OpenTV Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that OpenTV Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, OpenTV Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OpenTV Corp. and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended, and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

San Francisco, California
March 9, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled “Election of Directors, Executive Officers, and Corporate Governance” in the definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

The information required by this Item regarding security ownership of certain beneficial owners is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements Included in Part II of this Report:

(2)  Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3)  Exhibits

2.1		Asset Purchase Agreement, dated as of September 7, 2005, by and among OpenTV Corp., OpenTV Advertising Holdings, Inc., CAM Systems, L.L.C., StarNet, L.P., StarNet Management, L.L.C., H. Chase Lenfest, H.F. Lenfest and HCL Family Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on September 9, 2005).
3.1		Amended and Restated Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 30, 2006).
3	.2*	Articles of Association of OpenTV Corp.
4.1		Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).
10.1		Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 16, 2005 (the “2005 10-K”)).
10.2		OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”).
10.3		OpenTV Corp.’s Amended and Restated 1999 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).
10.4		Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).
10.5		Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).
10.6		Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).

10.7	First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).
10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).
10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).
10.10	Convertible Preferred Stock and Warrant Purchase Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated and TWI-OTV Holdings, Inc., dated October 23, 1999 (incorporated by reference to Exhibit 10.11 to the First F-1 Amendment).
10.11	Investors’ Rights Agreement among OpenTV Corp., America Online, Inc., General Instrument Corporation, LDIG OTV, Inc., News America Incorporated, TWI-OTV Holdings, Inc., OTV Holdings Limited, Sun TSI Subsidiary, Inc. and MIH (BVI) Ltd., dated October 23, 1999 (incorporated by reference to Exhibit 10.14 to the Second F-1 Amendment).
10.12	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).
10.13	Registration Rights Agreement by and among OpenTV Corp., General Instrument Corporation and Cable Soft Communications, Inc. dated November 13, 2000 (incorporated by reference to Exhibit 4.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 1, 2000).
10.14	Marketing Agreement dated as of January 22, 2001 by and between British Sky Broadcasting Limited and OpenTV, Inc. (incorporated by reference to Exhibit 4.22 to the 2000 20-F).
10.15	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 4.23 to the 2000 20-F).
10.16	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).
10.17	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002, by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).
10.18	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp.(File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).
10.19	Letter Agreement between OpenTV, Inc. and Mazin Jadallah dated July 26, 2004. (incorporated by reference to Exhibit 10.24 to the 2005 10-K).
10.20	Form of Incentive Stock Option Agreement for OpenTV Corp. Amended and Restated 1999 Share Option/ Share Issuance Plan. (incorporated by reference to Exhibit 10.25 to the 2005 10-K).
10.21	Form of Nonstatutory Stock Option Agreement for OpenTV Corp. 2001 Nonstatutory Stock Option Plan. (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.22	Form of Incentive Stock Option Agreement for OpenTV Corp. 2003 Incentive Plan. (incorporated by reference to Exhibit 10.27 to the 2005 10-K).
10.23	Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Joel Hassell (incorporated by reference to Exhibit 10.29 to the 2005 Current Report).
10.24	Retention Agreement, dated March 30, 2005, between OpenTV, Inc. and Scott Wornow (incorporated by reference to Exhibit 10.31 to the 2005 Current Report).
10.25	Offer Letter to Shum Mukherjee dated May 27, 2005 (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on May 31, 2005).

10.26		Employment Agreement, dated as of March 23, 2004, between OpenTV Corp. and James Chiddix (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on May 10, 2004).
10.27		OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Annex A to the 2005 Proxy Statement on Schedule 14A of OpenTV Corp., as filed with the Securities and Exchange Commission on October 14, 2005).
10.28		Form of Incentive Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on December 21, 2005 (the “2005 S-8”)).
10.29		Form of Non-Qualified Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.4 to the 2005 S-8).
10.30		Form of Independent Director Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.5 to the 2005 S-8).
10.31		Registration Rights Agreement, dated as of September 7, 2005, by and among OpenTV Corp., CAM Systems, L.L.C. and StarNet, L.P. (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 7, 2005).
10.32		Letter Agreement, dated February 10, 2006, between OpenTV Corp. and Liberty Media Corporation (incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on February 13, 2006).
10	.33*	Third Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc., dated June 30, 2005.
10.34		Separation Agreement, dated April 5, 2006, between OpenTV, Inc. and Mark Allen (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on April 5, 2006).
10.35		Separation Agreement, dated May 30, 2006, between OpenTV, Inc. and Wesley Hoffman (incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on June 5, 2006).
10.36		Employment Agreement with Alan A. Guggenheim dated March 13, 2007 (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).
10.37		Separation Agreement with Scott Wornow dated March 13, 2007 (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).
10.38		Separation Agreement with Mazin Jadallah dated March 13, 2007 (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).
18.1		Letter from KPMG LLP dated March 12, 2004 regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K of OpenTV Corp. for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
23	.2*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

Dated: March 15, 2007	/s/ Alan A. Guggenheim Alan A. Guggenheim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Beariault, Esq. and Alan A. Guggenheim his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ André Kudelski André Kudelski	Chairman of the Board of Directors	March 15, 2007

/s/ Alan A. Guggenheim Alan A. Guggenheim	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ James A. Chiddix James A. Chiddix	Director	March 15, 2007

/s/ Joseph Deiss Joseph Deiss	Director	March 15, 2007

/s/ Lucien Gani Lucien Gani	Director	March 15, 2007

/s/ Jerry Machovina Jerry Machovina	Director	March 15, 2007

/s/ Mercer Reynolds Mercer Reynolds	Director	March 15, 2007

/s/ Pierre Roy Pierre Roy	Director	March 15, 2007

Name	Title	Date

/s/ Claude Smadja Claude Smadja	Director	March 15, 2007

/s/ J. David Wargo J. David Wargo	Director	March 15, 2007

/s/ Shum Mukherjee Shum Mukherjee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

PART IV

OPENTV CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
OpenTV Corp.

We have audited the accompanying consolidated balance sheet of OpenTV Corp. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OpenTV Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007, expressed an unqualified opinion on both management’s assessment of OpenTV Corp.’s internal control over financial reporting and on the effectiveness of OpenTV Corp.’s internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Francisco, California
March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
OpenTV Corp.:

We have audited the accompanying consolidated balance sheet of OpenTV Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

San Francisco, California
March 30, 2006

OPENTV CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$48,616	$47,229
Short-term marketable debt securities	8,681	9,030
Accounts receivable, net of allowance for doubtful accounts of $348 and $305 at December 31, 2006, and 2005, respectively	20,560	16,873
Prepaid expenses and other current assets	5,799	4,638

Total current assets	83,656	77,770
Long-term marketable debt securities	7,928	8,213
Property and equipment, net	7,231	5,863
Goodwill	98,645	80,124
Intangible assets, net	18,477	27,150
Other assets	4,827	2,945

Total assets	$220,764	$202,065

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,088	$4,361
Accrued liabilities	18,940	18,568
Accrued restructuring	2,370	1,931
Due to Liberty Media	247	182
Current portion of deferred revenue	12,614	14,193

Total current liabilities	38,259	39,235
Long-term liabilities:
Deferred rent	1,201	1,404
Deferred revenue	12,987	8,391

Total long-term liabilities	14,188	9,795

Total liabilities	52,447	49,030
Commitments and contingencies (Note 16)
Minority interest	486	523
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,906,960 and 98,105,119 shares issued and outstanding, including treasury shares, at December 31, 2006, and 2005, respectively	2,235,495	2,230,398
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,631,746 shares issued and outstanding	35,953	35,953
Additional paid-in capital	491,630	470,596
Treasury shares at cost, 76,327 shares	(38)	(38)
Deferred share-based compensation	—	(2)
Accumulated other comprehensive loss	(261)	(265)
Accumulated deficit	(2,594,948)	(2,584,130)

Total shareholders’ equity	167,831	152,512

Total liabilities, minority interest and shareholders’ equity	$220,764	$202,065

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Royalties and licenses	$65,886	$55,083	$48,857
Services and other	36,022	32,297	28,312

Total revenues	101,908	87,380	77,169
Cost of revenues:
Royalties and licenses	7,560	6,393	8,210
Services and other	39,373	28,409	31,054

Total cost of revenues	46,933	34,802	39,264

Gross profit	54,975	52,578	37,905
Operating expenses:
Research and development	32,139	33,903	29,753
Sales and marketing	12,038	11,448	15,103
General and administrative	18,545	15,904	17,876
Restructuring and impairment costs	1,324	2,545	893
Amortization of intangible assets	2,082	1,738	3,506
Impairment of goodwill	747	—	—
NASCAR amendment (Note 10)	—	—	(4,600)

Total operating expenses	66,875	65,538	62,531

Loss from operations	(11,900)	(12,960)	(24,626)
Interest income	3,027	1,678	858
Other income	408	3,823	499
Minority interest	37	62	490

Loss before income taxes	(8,428)	(7,397)	(22,779)
Income tax expense/(benefit)	2,390	1,076	(817)

Net loss	$(10,818)	$(8,473)	$(21,962)

Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(0.18)

Shares used in per share calculation, basic and diluted	137,242,329	124,812,584	121,308,965

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

								Accumulated
					Additional		Deferred	Other			Other
	Class A		Class B		Paid-In	Treasury	Share-based	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	Income (Loss)	Deficit	Total	Loss

Balances, December 31, 2003	88,969,550	$2,208,370	30,631,746	$35,953	$466,228	$(38)	$(36)	$201	$(2,553,695)	$156,983
Share options exercised	1,852,898	3,448	—	—	16	—	—	—	—	3,464
Shares issued for employee bonus	578,917	1,731	—	—	—	—	—	—	—	1,731
Shares issued for employee and director compensation	52,280	172	—	—	63	—	—	—	—	235
Shares issued to Liberty Media as a deemed dividend	76,982	230	—	—	—	—	—	—	—	230
Shares issued in exchange for OpenTV, Inc. shares	21,666	—	—	—	68	—	—	—	—	68
Amortization of deferred share-based compensation	—	—	—	—	—	—	26	—	—	26
Proceeds from BettingCorp liquidity guarantee	—	—	—	—	4,078	—	—	—	—	4,078
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(115)	—	(115)	$(115)
Foreign currency translation gains	—	—	—	—	—	—	—	437	—	437	437
Net loss	—	—	—	—	—	—	—	—	(21,962)	(21,962)	(21,962)

Balances, December 31, 2004	91,552,293	2,213,951	30,631,746	35,953	470,453	(38)	(10)	523	(2,575,657)	$145,175	$(21,640)

Share options exercised	145,764	183	—	—	—	—	—	—	—	183
Shares issued for employee bonus	1,162,180	3,180	—	—	—	—	—	—	—	3,180
Shares issued for employee and director compensation	12,420	34	—	—	117	—	—	—	—	151
Shares issued in connection with acquisition of CAM Systems	5,221,462	13,050	—	—	—	—	—	—	—	13,050
Shares issued in exchange for OpenTV, Inc. shares	11,000	—	—	—	26	—	—	—	—	26
Amortization of deferred share-based compensation	—	—	—	—	—	—	8	—	—	8
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	3	—	3	$3
Foreign currency translation losses	—	—	—	—	—	—	—	(791)	—	(791)	(791)
Net loss	—	—	—	—	—	—	—	—	(8,473)	(8,473)	(8,473)

Balances, December 31, 2005	98,105,119	2,230,398	30,631,746	35,953	470,596	(38)	(2)	(265)	(2,584,130)	$152,512	$(9,261)

Share options exercised	1,214,519	2,439	—	—	15	—	—	—	—	2,454
Shares issued for employee bonus	935,664	2,658	—	—		—	—	—	—	2,658
Share-based and non-cash employee and director compensation	—	—	—	—	3,443	—	—	—	—	3,443
Shares issued in exchange for OpenTV, Inc. shares	7,651,658	—	—	—	17,576	—	—	—	—	17,576
Amortization of deferred share-based compensation	—	—	—	—	—	—	2	—	—	2
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	37	—	37	$37
Foreign currency translation losses	—	—	—	—	—	—	—	(33)	—	(33)	(33)
Net loss	—	—	—	—	—	—	—	—	(10,818)	(10,818)	(10,818)

Balances, December 31, 2006	107,906,960	$2,235,495	30,631,746	$35,953	$491,630	$(38)	$—	$(261)	$(2,594,948)	$167,831	$(10,814)

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(10,818)	$(8,473)	$(21,962)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	3,286	3,843	5,941
Amortization of intangible assets	6,981	5,758	8,228
Share-based compensation	3,324	8	26
Non-cash employee compensation	121	151	1,089
Provision for/(reduction in) doubtful accounts	82	(142)	(187)
Impairment costs	747	602	1,020
Gain on sale of cost investment	—	(3,126)	—
Loss on disposal of fixed assets	24	—	—
Minority interest	(37)	(62)	(490)
Changes in operating assets and liabilities:
Accounts receivable	(3,769)	1,066	(5,327)
Prepaid expenses and other current assets	(1,161)	(991)	1,024
Other assets	(1,882)	(1,107)	7,289
Accounts payable	(273)	491	(1,948)
Accrued liabilities and deferred rent	2,827	(1,037)	(6,273)
Accrued restructuring	439	537	(6,395)
Due to Liberty Media	65	(206)	(242)
Deferred revenue	3,017	5,051	2,033

Net cash provided by/(used in) operating activities	2,973	2,363	(16,174)
Cash flows from investing activities:
Purchase of property and equipment	(4,642)	(3,075)	(2,070)
Cash provided by/(used in) acquisitions, net of cash acquired (Note 5)	—	(4,199)	4,078
Proceeds from sale of cost investment	—	7,126	—
Proceeds from sale of marketable debt securities	12,448	40,155	22,541
Purchase of marketable debt securities	(11,777)	(30,035)	(24,267)
Private equity investments	—	(300)	—

Net cash provided/(used in) by investing activities	(3,971)	9,672	282
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	2,454	183	3,464

Net cash provided by financing activities	2,454	183	3,464
Effect of exchange rate changes on cash and cash equivalents	(69)	(649)	341

Net increase/(decrease) in cash and cash equivalents	1,387	11,569	(12,087)
Cash and cash equivalents, beginning of period	47,229	35,660	47,747

Cash and cash equivalents, end of period	$48,616	$47,229	$35,660

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,415)	$(1,088)	$(451)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$17,576	$—	$—

Value of bonus shares issued to employees	$2,658	$3,180	$1,731

Value of shares issued in connection with acquisition of CAM Systems (Note 5)	$—	$13,050	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1.	Ownership and Business of OpenTV

We were formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary. As of January 1, 2007, the International Business Companies Act was repealed and we are now governed by the provisions of the BVI Business Companies Act.

On August 27, 2002, Liberty Media Corporation and one of its subsidiaries (collectively, “Liberty”) completed a transaction in which Liberty acquired a controlling interest in us. As of December 31, 2006, Liberty’s total ownership represented approximately 28.7% of the economic interest and approximately 75.9% of the voting power of our ordinary shares on an undiluted basis.

On October 18, 2006, we announced that Kudelski SA and certain of its subsidiaries (collectively, “Kudelski”), a global leader in content protection and related digital television technologies, had signed a stock purchase agreement with Liberty to acquire voting control of our company. Kudelski agreed to acquire 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty for a purchase price of $3.60 per share, with an aggregate purchase price of $132.3 million. The shares acquired collectively represent an approximate 26.5% economic interest in our company, and, because each Class B ordinary share is entitled to 10 votes per share, an approximate 74.5% voting interest in our company, in each case based on the number of ordinary shares outstanding as of December 31, 2006. The transaction closed on January 16, 2007 (for further information, see Note 19 “Subsequent Events”).

We provide software, content and applications, and professional services for digital and interactive television.

Note 2.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for 2004 have been reclassified to conform to the 2006 and 2005 presentation.

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates and assumptions include matters related to revenue recognition, valuation allowances, impairments, restructuring costs and share-based compensation.

Note 3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid instruments with original or remaining maturities of three months or less at the date of purchase and money market funds to be cash equivalents. As of December 31, 2006 and 2005, we had approximately $29.9 million and $32.0 million, respectively, of cash and cash equivalents in financial institutions in foreign jurisdictions, the majority of which is denominated in United States dollars.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in the statement of shareholders’ equity. Additionally, realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification method. It is our policy to review our marketable debt securities classified as short-term and long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, it is our policy to write down these debt investments to the market value and record the related write-down as an investment loss on our consolidated statements of operations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the estimated useful life of the asset, whichever is shorter.

Major additions and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the life of the assets are charged to expense. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) we review our goodwill for impairment annually, or more frequently if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2006.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from three to thirteen years.

Long-Lived Assets

We account for long-lived assets under SFAS 144, which requires us to review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value.

Revenue Recognition

We derive revenue from two primary sources: (i) royalties and licenses and (ii) services and other.

Royalties and licenses.  In accordance with Statement of Position (SOP) 97-2 (SOP 97-2), we generally recognize royalties upon notification of shipment or activation of our software in set-top boxes and other products by licensees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable. For non-refundable prepaid royalties, we recognize revenue upon delivery of software provided that all other requirements of SOP 97-2 have been met. In accordance with SOP 97-2, we recognize license fees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable.

Services and other.  Professional services earned from software development contracts, customization services and implementation support are generally recognized using contract accounting on the percentage of completion basis in accordance with the provisions of SOP 81-1. If a revenue contract involves the provision of multiple service elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the services subject to contract accounting are complete. If the arrangement includes the future delivery of specified future software products, we recognize revenue upon delivery of the services and such specified deliverables based on the completed contract method. If total costs are estimated to exceed the relative fair value for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

We also receive services fees from the use of our PlayJam games channel, interactive advertising fees, betting and gaming transactions and revenue shares received for advertising and other interactive services. These revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized only when the price is fixed or determinable, persuasive

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or acting as an agent in the transaction. In determining whether we serve as principal or agent, we follow the guidance in Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Under the PlayJam brand, we derive revenue as consumers interact with our games channels. We receive fees primarily from premium rate telephone calls that are placed by consumers in the United Kingdom using either the telephone or the remote control, for membership registration, game score registration for the chance to win prizes, and for access to pay-per-play content. Premium rate telephony charges are recorded as revenue upon notification from the telecommunications companies. In the United States, we receive a revenue share from DISH Network in connection with its distribution of our PlayJam games channel.

Betting and gaming fees are derived from customers wagering on casino games offered on our casino channel. Incentives and jackpots are deducted to arrive at net betting and gaming revenues.

We also enter into arrangements whereby our licensees pay us a percentage of the interactive revenues they earn from their customers. When we have delivered all of the software under the arrangement, we recognize the revenue as the licensee reports our revenue share to us, which is done generally on a quarterly basis.

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

In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (EITF 01-09). In accordance with EITF 01-09, we

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account for cash consideration given to customers, for which we do not receive a separately identifiable benefit and cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense.

Deferred Revenue and Contract Costs

Deferred revenue consists primarily of billings for royalties, services and licenses to customers with multiple-element arrangements where vendor-specific objective evidence of fair value for certain elements does not exist, and for undelivered products or services, which are generally amortized over the term of the arrangement or as such products or services are delivered. Deferred contract costs consist primarily of headcount and headcount-related costs, consulting and subcontractor costs and third party material costs which are considered directly allocable to multiple-element service arrangements accounted for under the completed contract method in accordance with SOP 81-1. These costs are accumulated in the same manner as inventory costs, and are charged to operations as the related contract revenues are recognized. If total contract costs are estimated to exceed the estimated contract revenues for an arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 was $0.9 million, $0.4 million, and $1.4 million, respectively.

401(k) Plan

Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Bonus

For the years ended December 31, 2006, 2005, and 2004, the compensation committee of our board of directors approved a bonus plan that provided for cash payments or the issuance of our Class A ordinary shares to employees based on company and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares, bonuses awarded to employees in certain foreign jurisdictions were paid solely in cash. The estimated amount recorded as an expense was $5.2 million for the year ended December 31, 2006. The amount recorded as an expense was $5.8 million and $4.8 million, respectively, for each of the years ended December 31, 2005 and 2004.

During the first quarter of 2006, we paid approximately $0.2 million in cash in respect of the 2005 bonus. During the second quarter of 2006, we paid the full remaining 2005 bonus net of withholding taxes in the form of

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

935,664 shares of our Class A ordinary shares with an aggregate value of $2.7 million (based on the closing price for our Class A ordinary shares on the issuance date) to our employees in the United States and the United Kingdom and cash in our other foreign jurisdictions. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan as contemplated by the terms of that plan. During 2005, we paid the 2004 bonus net of withholding taxes in the form of 1,162,180 shares of our Class A ordinary shares with an aggregate value of $3.2 million (based on the closing price for our Class A ordinary shares on the issuance date) to our employees in the United States and the United Kingdom and cash in our other foreign jurisdictions.

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

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is more likely than not that a deferred benefit will not be realized.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 14 “Share-based Compensation Plans” for further details.

Share-based compensation expense recognized in the condensed consolidated statement of operations during the year ended December 31, 2006 included compensation expense related to share-based payment awards granted: (i) prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Share-based Compensation — Transition and Disclosure,” (SFAS 148); and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R), which we applied to grants after December 31, 2005, requires forfeitures to be estimated at the time of grant, based, in part,

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Comprehensive Income (loss)

We account for comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Accordingly, we reported foreign currency translation adjustments and the unrealized gain (loss) on marketable securities in comprehensive income (loss).

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities are translated into United States dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

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

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

Note 4.  Net Loss Per Share

Basic and diluted net loss per share were computed using the weighted-average number of ordinary shares outstanding during the periods presented. The following weighted items as of December 31 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	2006	2005	2004

Class A ordinary shares issuable upon exercise of stock options	10,493,807	10,035,530	8,415,387
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	655,542	746,628	755,428
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	84,387	7,594,796	7,594,796

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 3.4 million, 9.5 million, and 10.1 million in the years ended December 31, 2006, 2005, and 2004, respectively.

Note 5.  Acquisitions

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

The total purchase price, including transaction costs of $1.4 million, was allocated based upon an appraisal as follows (in thousands):

Purchase
Price

Tangible net assets acquired	$124
Intangible assets acquired:
Developed technology	4,400
Customer base	400
Goodwill	6,467

$11,391

The identifiable intangible assets were scheduled for amortization over two to five years.

Under the terms of a liquidity agreement, we guaranteed that the seller would realize net proceeds of approximately $6.9 million (or $2.15 per share), plus interest, upon the disposition of the shares they received in the transaction in exchange for our right to receive net proceeds above the guaranteed amount. The seller sold the shares

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2004 and the amount in excess of the guarantee was $4.1 million, which was credited to additional paid-in capital in the consolidated balance sheet. In October 2006, we signed an agreement to sell BettingCorp’s betting and gaming channel listing and its customer list. For further information, see Note 11 “Disposal of PlayMonteCarlo Channel Placement and Customer List.”

CAM Systems Acquisition

On September 7, 2005, we acquired substantially all of the cable TV advertising inventory management assets of CAM Systems, L.L.C., or CAMS, and its affiliates in a transaction accounted for as a purchase. For financial reporting purposes, the purchase price was recorded as approximately $17.5 million, consisting of $4.2 million in cash, 5,221,462 of our Class A ordinary shares with an estimated fair value of $13.1 million, as determined under EITF 97-15 (which reflected the “floor” for the pricing collar in the transaction), and direct transaction expenses of approximately $0.2 million. Under the terms of that acquisition, the sellers and we agreed to adjust the number of shares issued under specified circumstances. On March 7, 2006, we determined that no adjustments would be required to the purchase price based on the trading value of our Class A ordinary shares.

The total purchase price, including expenses, was allocated based upon a third party appraisal as follows (in thousands):

Purchase
Price

Tangible net assets acquired	$341
Intangible assets acquired:
Developed technology	4,200
Customer base	3,300
Trademarks	300
Goodwill	9,381

$17,522

The intangible assets consist of customer contracts and relationships, developed technology and trademarks, and have been assigned estimated useful lives of five years, three years and four years, respectively.

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

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Balance Sheet Components (in thousands)

	December 31,
	2006	2005

Prepaid expenses and other current assets:
Value added tax	$808	$522
Federal income tax refund	—	440
Current deferred tax asset	274	298
Deferred contract costs	650	236
Other	4,067	3,142

	$5,799	$4,638

Property and equipment:
Computers and equipment	$19,965	$15,648
Software	6,108	5,662
Furniture and fixtures	2,242	1,924
Leasehold improvements	2,526	2,183

	30,841	25,417
Less accumulated depreciation and amortization	(23,610)	(19,554)

	$7,231	$5,863

Other assets:
Deposits	$820	$612
Deferred contract costs	3,136	1,094
Notes receivable	—	492
Other	871	747

	$4,827	$2,945

Accrued liabilities:
Accrued payroll and related liabilities	$8,565	$8,192
Accrued professional fees	1,229	2,011
Accrued marketing	1,536	1,892
Accrued income taxes	3,611	2,230
Other	3,999	4,243

	$18,940	$18,568

As of December 31, 2006 and 2005, we had in other assets approximately $0.5 million of restricted cash pledged as collateral in respect of a standby letter of credit of approximately $0.5 million that was issued to the landlord at our New York City facility which we vacated in the second quarter of 2005. For further information regarding the past accrual for excess facilities, see Note 12 “Restructuring and Impairment Costs.”

As of December 31, 2006 and 2005, accounts receivable included approximately $1.8 million and $1.2 million, respectively, of unbilled receivables.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Marketable Debt Securities

The following is a summary of marketable debt securities as of December 31 (in thousands):

	2006
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$1,695	$1	$(5)	$1,691
Asset-backed securities	4,908	1	(2)	4,907
Money market securities	1,590	—	—	1,590
U.S. government debt securities	493	—	—	493

Total short-term marketable debt securities	8,686	2	(7)	8,681

Corporate debt securities	5,437	—	(56)	5,381
Asset-backed securities	553	—	—	553
U.S. government debt securities	999	—	(5)	994
Certificates of deposit	1,000	—	—	1,000

Total long-term marketable debt securities	7,989	—	(61)	7,928

Total marketable debt securities	$16,675	$2	$(68)	$16,609

	2005
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$4,588	$—	$(18)	$4,570
Money market securities	493	—	(1)	492
U.S. government debt securities	4,000	—	(32)	3,968

Total short-term marketable debt securities	9,081	—	(51)	9,030

Corporate debt securities	5,769	—	(50)	5,719
U.S. government debt securities	496	—	(2)	494
Certificates of deposit	2,000	—	—	2,000

Total long-term marketable debt securities	8,265	—	(52)	8,213

Total marketable debt securities	$17,346	$—	$(103)	$17,243

As of December 31, 2006, there was one certificate of deposit of $1.0 million, included in long-term marketable debt securities, pledged as collateral in respect of two standby letters of credit aggregating approximately $0.8 million, one of which was issued to the landlord of our leased property, and one of which was issued to a sublessee at our New York City facility which we vacated in the second quarter of 2005. For further information regarding the past accrual for excess facilities, see Note 12 “Restructuring and Impairment Costs.”

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$1,119	$(4)	$5,133	$(57)	$6,252	$(61)
Asset-backed securities	1,127	(2)	—	—	1,127	(2)
Money market securities	591	—	—	—	591	—
U.S. government debt securities	993	(1)	494	(4)	1,487	(5)

Total	$3,830	$(7)	$5,627	$(61)	$9,457	$(68)

Fair values were determined for each individual security in the investment portfolio, the declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

Note 8.  Goodwill

As of December 31, 2006, our goodwill balance related to our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, CAMS and to share conversions from OpenTV Inc. to OpenTV Corp. shares. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Middleware and integrated technologies	$71,679	$57,759
Applications	23,904	20,090
BettingCorp	3,062	2,275

Total goodwill	$98,645	$80,124

Changes in the carrying amount of goodwill during the years ended December 31, were as follows (in thousands):

	2006	2005

Beginning balance	$80,124	$70,466
Conversion of OpenTV Inc. shares to OpenTV Corp. shares	17,576	26
Acquisition of CAMS	—	9,381
Reclassification of certain other assets and intangibles	1,692	251
Impairment	(747)	—

Ending balance	$98,645	$80,124

During the third quarter of 2005, $9.4 million of goodwill was recorded as a result of the acquisition of CAMS.

During the fourth quarter of 2006, we were informed by iN DEMAND that NASCAR would not be renewing their distribution arrangement with them, and that as a result, iN DEMAND would not be renewing our production agreement. As a result we recorded an impairment charge of $0.8 million in our applications segment representing the entire goodwill balance for the NASCAR reporting unit.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the results of our annual impairment test, which we perform in the fourth quarter, we determined that no other impairment of goodwill for 2006, 2005 or 2004 existed.

Minority stockholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date.

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

Note 9.  Intangible Assets, Net

The components of intangible assets, excluding goodwill, were as follows (in thousands):

		December 31, 2006			December 31, 2005
	Useful	Gross		Net	Net
	Life in	Carrying	Accumulated	Carrying	Carrying
	Years	Amount	Amortization	Amount	Amount

Intangible assets:
Patents	5-13	$18,402	$(7,530)	$10,872	$14,633
Developed technologies	3-5	11,300	(7,197)	4,103	6,933
Contracts and relationships	5	9,800	(6,498)	3,302	5,255
Trademarks	4	300	(100)	200	329
Purchased technologies	5	400	(400)	—	—

		$40,202	$(21,725)	$18,477	$27,150

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $7.0 million, $5.8 million, and $8.2 million for the years ended December 31, 2006, 2005, and 2004, respectively (of which $4.9 million, $4.1 million, and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, were reported in cost of royalties and licenses). The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending December 31,	Expense

2007	$5,866
2008	3,315
2009	1,792
2010	1,521
2011	1,081
2012	1,081
Thereafter	3,821

$18,477

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  NASCAR Amendment

During 2004, we renegotiated an existing contract that our subsidiary, ACTV, had with iN DEMAND relating to the production of interactive programming for the 2004 NASCAR season. As a result of this renegotiation, we reduced the estimated loss for that contract by $4.6 million from the remaining amount of $6.4 million which had been accrued by ACTV in 2003 prior to its acquisition by us. This item has been shown as a separate line in our consolidated statement of operations. For further information regarding this arrangement, see Note 8 “Goodwill.”

Note 11.  Disposal of PlayMonteCarlo Channel Placement and Customer List

In October 2006, we signed an agreement to sell our betting and gaming channel listing on BSkyB in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. As part of the transaction, we will receive approximately $0.7 million (representing £360,000) after a 90-day post-closing transition period and up to approximately an additional $2.3 million (representing £1,200,000) over a 24 month period, subject to, among other things, the achievement of specified revenue targets over that period. The transaction closed in the fourth quarter of 2006, and as a result we recorded a net gain of approximately $0.1 million reflecting only those proceeds currently considered determinable beyond a reasonable doubt, net of direct costs. Following the transition period, we will no longer be engaged in the fixed odds gaming business. Other than the channel listing and customer list, we retained all intellectual property, technology and other assets associated with the BettingCorp business to support our ongoing OpenTV Participate product line.

Note 12.  Restructuring and Impairment Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, periodically actions may be taken to restructure the business. Restructuring activities could include terminating employees, abandoning excess leased space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual depends on numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

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

In the first quarter of 2005, we recorded a restructuring and impairment provision of $0.5 million, in consideration of the final settlement of our outstanding liabilities relating to our Lexington, Massachusetts facility. This provision consisted of $0.2 million additional restructuring charges to terminate and buy-out the lease, and an impairment of $0.3 million in respect of certain equipment transferred as part of the settlement arrangement. That $0.5 million amount was in addition to the $1.3 million restructuring and impairment provision remaining from our initial provision for this matter of $2.0 million that we had recorded during the third quarter of 2002. In the second quarter of 2005, we recorded a restructuring provision of $1.7 million relating to a reduction of excess office space in New York City, net of estimated sub-lease income and existing reserves. This lease was acquired through our

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of ACTV in 2003. At the time of acquisition, we recorded a reserve for the estimated fair value of this lease. As of the cease-use date, we had a remaining reserve of $0.5 million, which was reclassified to our restructuring reserve. In the third quarter of 2005, we recorded a restructuring provision of $0.4 million related to the termination plan to terminate seven employees in our United States and Switzerland operations.

During the fourth quarter of 2006, we reduced the workforce of our PlayJam and PlayMonteCarlo operations in the United Kingdom by eleven people, resulting in a restructuring provision of $0.4 million for severance. As of December 31, 2006, all related severance payments have been paid. We also recorded a restructuring provision of $0.9 million related to the plan to terminate three senior executives in our United States corporate headquarters.

The following sets forth the activity relating to these restructuring activities (in thousands):

	Employee
	Severance	Excess	Asset
	and Benefits	Facilities	Write-offs	Total

Balance, December 31, 2003	$1,404	$6,385	$—	$7,789
2004 provision, net of reversals	(310)	182	1,021	893
Cash payments	(1,094)	(5,173)	—	(6,267)
Non-cash charges	—	—	(1,021)	(1,021)

Balance, December 31, 2004	—	1,394	—	1,394
2005 provision, net of reversals	383	1,860	302	2,545
Cash payments	(170)	(2,097)	—	(2,267)
Transfer from accrued liabilities	—	561	—	561
Non-cash charges	—	—	(302)	(302)

Balance, December 31, 2005	213	1,718	—	1,931
2006 provision, net of reversals	1,304	20	—	1,324
Cash payments	(516)	(369)	—	(885)

Balance, December 31, 2006	$1,001	$1,369	$—	$2,370

The outstanding accrual for employee severance and benefits, as of December 31, 2006, is expected to be paid within 2007. The outstanding accrual for excess facilities relates to operating lease obligations that continue through 2016.

Note 13.  Shareholders’ Equity

Authorized share capital

•	500,000,000 Class A ordinary shares

•	200,000,000 Class B ordinary shares

•	500,000,000 preference shares — none outstanding

Voting

The holders of our Class A ordinary shares and Class B ordinary shares are generally entitled to vote as a single class on all matters upon which holders of ordinary shares have a right to vote, subject to the requirements of any applicable laws. Each Class A ordinary share entitles its holder to one vote, and each Class B ordinary share entitles its holder to ten votes. Unless otherwise required by law, and so long as their rights are not adversely affected, the holders of Class A ordinary shares and Class B ordinary shares are entitled to vote on any amendment to our Articles

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Association and Memorandum of Association that relates solely to the terms of one or more outstanding series of preference shares.

Dividends and Other Distributions

Subject to the preferential and other dividend rights of any outstanding series of preference shares, the holders of our Class A ordinary shares and Class B ordinary shares are entitled to equal dividends per share when, as and if declared by our board of directors, except that all dividends payable in ordinary shares will be paid in the form of Class A ordinary shares to holders of Class A ordinary shares and in the form of Class B ordinary shares to holders of Class B ordinary shares. Neither Class A ordinary shares nor Class B ordinary shares may be split, divided or combined unless the other class is proportionally split, divided or combined. In the event we are liquidated, the holders of our Class A ordinary shares and Class B ordinary shares will be treated equally on a per share basis and will be entitled to receive all of our remaining assets following distribution of the preferential and/or other amounts to be distributed to the holders of our preference shares.

Merger

In the event of a merger, the holders of our Class A ordinary shares and Class B ordinary shares will be entitled to receive the same per share consideration, if any, except that if such consideration includes voting securities (or the right to acquire voting securities or securities exchangeable for or convertible into voting securities), we may (but are not required to) provide for the holders of Class B ordinary shares to receive voting securities (or rights to acquire voting securities) entitling them to ten times the number of votes per share as the voting securities (or rights to acquire voting securities) being received by holders of Class A ordinary shares.

Conversion of Class B Ordinary Shares

Each of our Class B ordinary shares is convertible, at the option of the holder thereof, into Class A ordinary shares on a share-for-share basis.

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

In January 2007, General Instruments exercised its right to convert its Class B ordinary shares into the same number of Class A ordinary shares. See Note 19 “Subsequent Events” for more information.

Exchangeable Share Arrangements

Pursuant to our 2000 Exchange Plan the minority stockholders of OpenTV, Inc. have the ability to exchange their shares of OpenTV, Inc. for shares of our company, generally on a one-for-one basis. As the minority stockholders are not responsible to fund the losses of OpenTV, Inc., we have recorded 100% of the loss in excess of the cost basis of the minority stockholders.

As the shares are exchanged, they are accounted for at fair value. Exchange rights granted under our 2000 Exchange Plan expire on the fifteenth anniversary of the date of grant.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved

As of December 31, 2006, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B ordinary shares	30,631,746
Issuable upon exchange of shares (including 62,000 shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	687,566
Stock options outstanding	9,618,385
Stock options reserved for future grant under 2005 Option Plan	3,940,300
Employee stock purchase plan	500,000

Total	45,377,997

Agreements with General Instrument and Motorola

In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc. dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for network operators. At December 31, 2006 and 2005, the carrying value of Motorola’s minority interest in the venture was $0.5 million and $0.5 million, respectively.

Note 14.  Share-based Compensation Plans

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

As a result of our stockholders’ approval of the 2005 Plan on November 10, 2005, no further awards will be granted under the 1999 Plan, 2001 Plan or 2003 Plan. The 1999 Plan, 2001 Plan and 2003 Plan will remain in existence for the sole purpose of governing the outstanding options until such time as such options have been exercised, cancelled or expire. Options or shares awarded under the 1999 Plan, 2001 Plan or 2003 Plan that are forfeited or cancelled will no longer be available for future issuance.

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

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of December 31, 2006, options to purchase 2,059,700 Class A ordinary shares were outstanding under the 2005 Plan, and 3,940,300 shares were available for future grant. On April 4, 2006, we issued 935,664 shares under the 2005 Plan in respect of our 2005 bonus plan. In connection with that issuance, we also reserved for issuance an additional equivalent number of shares under the 2005 Plan as contemplated by the terms of that plan.

As discussed above, we no longer issue options from the 1999 Plan. Options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of December 31, 2006, options to purchase 2,891,213 Class A ordinary shares were outstanding under the 1999 Plan.

Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of December 31, 2006, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted under the 2001 Plan and they were generally granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of December 31, 2006, options to purchase 143,734 Class A ordinary shares were outstanding under the 2001 Plan.

As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of December 31, 2006, options to purchase 4,267,378 Class A ordinary shares were outstanding under the 2003 Plan.

All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2006, there were outstanding Assumed Spyglass Options to purchase 92,734 Class A ordinary shares.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2006, there were outstanding Assumed ACTV Options to purchase 163,626 Class A ordinary shares.

Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

Impact of the Adoption of SFAS 123(R)

We adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 148 were in effect for expense recognition purposes. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under the provisions of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an Interpretation of APB Opinions No. 15 and 25).” For share-based compensation granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2006 was as follows (in thousands):

Year Ended
December 31,
2006

Cost of revenues — services and other	$554
Research and development	650
Sales and marketing	531
General and administrative	1,589

$3,324

Cash received from option exercises under all share-based compensation plans was approximately $2.5 million for the year ended December 31, 2006. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the year ended December 31, 2006.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rates	4.28% - 5.22%	3.71% - 4.57%	2.65% - 3.85%
Average expected lives (months)	64	75	60
Dividend yield	—	—	—
Expected volatility	78% - 85%	99% - 105%	106%

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our computation of expected volatility for the year ended December 31, 2006 and in prior years was based on historical volatility of our stock price. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

	Shares
	Available for	Number of		Weighted Average
	Grant	Shares	Exercise Price	Exercise Price

Balance, December 31, 2003	7,626,228	9,073,456		$6.81
Options granted	(2,813,050)	2,813,050	$2.16-$ 4.00	$3.06
Options exercised	—	(1,852,898)	$0.33-$ 2.73	$1.86
Options cancelled	476,083	(1,556,221)	$0.33-$54.25	$8.09
Shares issued to employees as bonus	(578,917)	—
Shares issued as compensation	(52,280)	—

Balance, December 31, 2004	4,658,064	8,477,387		$6.41
Options reserved at inception of 2005 Plan	6,000,000	—
Options granted	(3,266,000)	3,266,000	$2.09-$ 3.73	$2.76
Options exercised	—	(145,764)	$0.33-$ 2.73	$1.25
Options cancelled	(220,464)	(1,271,913)	$1.05-$86.31	$5.66
Shares issued to employees as bonus	(1,162,180)	—
Shares issued as compensation	(12,420)	—

Balance, December 31, 2005	5,997,000	10,325,710		$5.42
Options granted	(2,239,150)	2,239,150	$2.27-$ 4.00	$2.94
Options exercised	—	(1,214,519)	$0.33-$ 2.99	$2.01
Options cancelled	182,450	(1,669,956)	$1.63-$94.56	$6.76

Balance, December 31, 2006	3,940,300	9,680,385		$5.04

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding at December 31, 2006:

	Options Outstanding			Options Currently Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.33-$ 2.21	1,052,818	4.71	$1.46	742,375	$1.29
$ 2.27-$ 2.69	251,550	8.72	$2.51	42,434	$2.52
$ 2.70-$ 2.70	1,352,080	8.13	$2.70	674,711	$2.70
$ 2.72-$ 2.82	391,927	8.49	$2.77	138,967	$2.77
$ 2.84-$ 2.84	1,985,500	8.93	$2.84	334,843	$2.84
$ 2.85-$ 2.98	215,100	8.78	$2.91	34,091	$2.90
$ 2.99-$ 2.99	2,117,525	7.26	$2.99	946,172	$2.99
$ 3.00-$ 5.00	1,013,262	8.08	$3.78	344,148	$3.97
$ 5.04-$33.19	1,119,963	3.71	$14.22	1,112,463	$14.28
$40.08-$88.00	180,660	3.48	$52.80	180,660	$52.80

	9,680,385	7.18	$5.04	4,550,864	$7.46

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our Class A ordinary shares.

The aggregate intrinsic value of all vested and unvested options outstanding as of December 31, 2006, based on our closing price as of December 31, 2006, was $0.9 million.

The aggregate intrinsic value of options currently exercisable as of December 31, 2006, based on our closing price as of that date, was $0.8 million. The weighted average remaining contractual life of currently exercisable options, calculated from December 31, 2006, is 5.91 years.

The number of options vested and expected to vest as of December 31, 2006 was 8,280,928, the weighted-average exercise price of which was $5.40. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2006, based on our closing price as of that date, was $0.9 million. The weighted average remaining contractual life of options vested and expected to vest as of December 31, 2006 was 0.51 year.

The aggregate intrinsic value of options exercised under our stock option plans was $0.9 million, $0.2 million, and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively, determined as of the date of option exercise.

The weighted average grant-date fair value of options granted was $2.06, $2.27, and $2.42 per share for grants in the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2006, there was approximately $3.9 million of total unrecognized compensation cost, net of estimated forfeiture related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 1.32 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we accounted for share-based employee compensation arrangements in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 148. Under APB 25, employee share-based compensation expense recognized under SFAS 148 was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated upon adoption of SFAS 123(R).

Had compensation cost for option plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 148, our net loss for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(8,473)	$(21,962)
Add: Share-based employee compensation expense included in reported net loss, net of realted tax effects	8	26
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,668)	(2,934)

Pro-forma net loss	$(13,133)	$(24,870)

Net loss per share, basic and diluted:
As reported	$(0.07)	$(0.18)

Pro-forma	$(0.11)	$(0.21)

Note 15.  Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$(16,909)	$(8,387)	$(20,644)
International	8,481	990	(2,135)

	$(8,428)	$(7,397)	$(22,779)

Income tax expense/(benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current
United States	$—	$—	$(611)
International	2,206	1,299	66
State	159	75	(272)

	2,365	1,374	(817)
Deferred
International	25	(298)	—
United States	—	—	—

	25	(298)	—

Expense/(benefit)	$2,390	$1,076	$(817)

The tax benefit for the year ended December 31, 2004 was primarily attributable to the release of contingency reserves due to the expiration of the statute of limitations and the closing of a foreign income tax audit.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not recognized a deferred tax liability related to foreign subsidiary earnings that the Company intends to permanently reinvest in the respective foreign jurisdiction.

The tax expense for the year ended December 31, 2006 was primarily attributable to taxes in foreign jurisdictions and various states. In addition, the company increased its reserves for potential foreign tax exposures.

Income tax expense/(benefit) differs from the amount computed by applying the statutory United States federal income tax rate to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Income tax/(benefit) at the federal statutory rate of 35%	$(2,950)	$(2,589)	$(7,972)
Change in valuation allowance	9,082	6,863	10,471
Foreign Tax Rate Differential	(4,726)	(3,464)	(1,129)
Adjustment Related to Prior Year Taxes	—	191	(2,264)
Stock Compensation	904	—	—
Other	80	75	77

	$2,390	$1,076	$(817)

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2006	2005

Current deferred tax asset (liability), net
Deferred revenue	$9,979	$8,755
Accrued liabilities and reserves	3,668	2,793
Other foreign	189	—
Foreign net operating loss	85	298
Valuation allowance	(13,647)	(11,548)

	274	298
Long-term deferred tax asset (liability), net
Fixed assets and intangibles basis differences	4,031	2,098
Net operating loss carryforwards	136,104	129,190
Credits	5,975	—
Other	2,062	—
Valuation allowance	(148,172)	(131,288)

	—	—

Net deferred tax asset	$274	$298

We provided a partial valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of our limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax asset will not be realized. For certain foreign deferred tax assets, management believes it is more likely than not that the deferred tax asset will be realized, and accordingly no valuation allowance was provided against these amounts in 2006 and 2005.

At December 31, 2006, we had approximately $553 million and $117 million, respectively, of federal and state net operating losses. A significant portion of these carryforwards are subject to certain limitations as a result of

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes of ownership as defined by federal and state law. After this limitation the net operating losses at December 31, 2006 are approximately $354 million, $117 million and $11 million, respectively, for federal, state, and foreign net operating losses. After the known limitations, the remaining net operating loss included in the deferred tax asset balance at December 31, 2006 may be subject to additional elimination by further ownership changes as defined by federal and state law. These carryforwards expire between 2009 and 2026 for federal tax purposes and 2007 and 2016 for state tax purposes, if not utilized. In addition, approximately $8.3 million of the federal net operating loss results from deductions attributable to stock option exercises. The benefit of the use of the net operating loss related to stock option exercises will be credited to equity if and when realized. The portion of our valuation allowance related to acquired deferred tax assets is creditable to goodwill.

Note 16.  Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2007 and May 2012. Total rent expense was $4.8 million, $4.5 million, and $5.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum payments under non-cancelable operating leases as of December 31, 2006 were as follows (in thousands):

Minimum
Year Ending December 31,	Commitments

2007	$5,227
2008	4,923
2009	4,055
2010	912
2011	365
Thereafter	86

$15,568

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights beginning in 2008, our future minimum lease commitments would be reduced by an aggregate of $6.5 million over the current remaining life of those leases. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of December 31, 2006 were $0.5 million and $0.2 million for the years ended December 31, 2007 and 2008, respectively. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2006, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005 for further information regarding the past accrual for excess facilities see Note 12 “Restructuring and Impairment Costs.” We pledged approximately $0.5 million of

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted cash, which is included under other long term assets and one certificate of deposit of $1.0 million, which is included under long-term marketable debt securities as collateral in respect of these standby letters of credit.

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

In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. A stay of these proceedings has been granted to the parties through May 23, 2007, to allow for settlement discussions. If the dispute is not settled by May 23, 2007, the Court has directed the parties to participate in non-binding mediation before a Northern District of California magistrate judge.

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

Initial Public Offering Securities Litigation.  In July 2001, the first of a series of putative securities class actions, Brody v. OpenTV Corp., et al., was filed in United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. These lawsuits were consolidated and are captioned In re OpenTV Corp. Initial Public Offering Securities Litigation. The complaints allege undisclosed and improper practices concerning the allocation of our initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, the plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies, including Wink Communications as discussed in greater detail below. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. All claims against our officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us. The Court’s Order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the Court. On February 15, 2005, the Court preliminarily approved the settlement contingent on specified modifications. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. OpenTV is not one of the test cases and it is unclear what impact this will have on OpenTV’s case. If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

In November 2001, a putative securities class action was filed in United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The lawsuit is now captioned In re Wink Communications, Inc. Initial Public Offering Securities Litigation. The operative amended complaint alleges undisclosed and improper practices concerning the allocation of Wink Communications’ initial public offering shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. This action has been consolidated for pretrial purposes as In re Initial Public Offering Securities Litigation. On February 19, 2003, the Court ruled on the motions to dismiss filed by all defendants in the consolidated cases. The Court denied the motions to dismiss the claims under the Securities Act of 1933, granted the motion to dismiss the claims under Section 10(b) of the Securities Exchange Act of 1934 against Wink Communications and one individual defendant, and denied that motion against the other individual defendant. As described above, a stipulation of settlement for the claims against the issuer defendants has been submitted to and preliminarily approved by the Court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the Court, which cannot be assured. In addition, as described above, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class. Wink is not one of the test cases and it is unclear what impact this will have on Wink’s case. If the settlement does not occur, and the litigation against Wink Communications continues, we believe that Wink Communications has meritorious defenses to the claims brought against it and that Wink Communications will defend itself vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Broadcast Innovation Matter.  On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094, assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. On March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was denied. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On July 11, 2006, the District Court ordered a stay of the proceedings pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On June 21, 2006, Charter filed a motion to stay the litigation pending completion of the Patent Office’s reexamination of the ’094 patent. On July 11, 2006, the Court granted Charter’s motion and entered an order staying the case. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent’s claims. The case remains stayed. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

Personalized Media Communications, LLC.  On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven United States patents assigned or licensed to Personalized Media Communications. Based on publicly available information, we believe that the case has been stayed in the District Court pending re-examination by the United States Patent and Trademark Office. Though Wink Communications is not a defendant in the suit, Personalized Media Communications may allege that certain products of Wink Communications, possibly in combination with products provided by the defendants, infringe Personalized Media Communication’s patents. The agreements between Wink Communications and each of the defendants include indemnification obligations that may be triggered by this

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation. If it is determined that Wink Communications is obligated to defend any defendant in this matter, and/or that the products of Wink Communications infringe any of the asserted claims, our business performance, financial position, results of operations or cash flows may be adversely affected. No provision has been made in our consolidated financial statements for this matter. We are unable to estimate our potential liability, if any.

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

As permitted under the laws of the British Virgin Islands, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not material.

Note 17.  Related Party Transactions

The table below reflects transactions involving the following current and former related parties during the periods indicated (in thousands). Other than Liberty, none of the parties referred to in the table below held an equity interest, as of December 31, 2006, in our company that exceeded five percent. See Note 19 “Subsequent Events” for further information regarding our controlling shareholder.

		Year Ended December 31,
Related Party	Nature of Transaction	2006	2005	2004

Shareholders:
Liberty Media and affiliates	Management fee and other costs	$—	$—	$(442)
Liberty Media	Employee benefits	$(2,795)	$(2,039)	$(1,923)
Liberty Media affiliates	Revenues	$22	$10	$52
Sun Microsystems	Software technology license and equipment costs	$—	$480	$(3,540)

Commencing in August 2002, Liberty Broadband Interactive Television, a subsidiary of Liberty, provided certain management services for us. This relationship was terminated in February 2004. We reimbursed Liberty Broadband Interactive Television for services based on the estimated percentage of time that its employees dedicated to the performance of services for us. In addition, we also reimbursed Liberty Broadband Interactive Television and Liberty for an allocated portion of its travel and administrative costs and certain specific costs related to performing services for us. Total management and other charges from Liberty Broadband Interactive Television and Liberty were $0.4 million for the year ended December 31, 2004.

Since January 2004, we have participated in the Liberty benefits program for employees in the United States at a cost of $2.8 million, $2.0 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. We believe that this participation provides us with better economic terms than we would otherwise be able to achieve independent of Liberty.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 23, 2004, in consideration for the issuance by Liberty to James Chiddix, our former Chief Executive Officer, of options to purchase 50,000 shares of Liberty Media Corporation Series A common stock as an inducement to Mr. Chiddix agreeing to serve as Chairman of our board of directors, we issued to Liberty an aggregate of 76,982 of our Class A ordinary shares. The number of our Class A ordinary shares issued to Liberty was determined by multiplying the Black-Scholes value per option to purchase a share of Liberty Media Corporation Series A common stock ($4.60) by 50,000 and dividing the resulting number by the closing sale price of our Class A ordinary share on the Nasdaq National Market on March 23, 2004 ($2.99). We accounted for the issuance of our shares to Liberty as a dividend equal to the fair value of the shares of $0.2 million.

Note 18.  Segment Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Our middleware and integrated technologies business line is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other betting and gaming applications, the development and operation of our “Ultimate One” platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. As discussed in Notes 10 and 11 to our consolidated financial statements, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate overhead, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including as discussed further in Note 19 “Subsequent Events” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, may affect the manner in which we present segments in the future. In connection with the sale by Liberty of its controlling interest in our company to Kudelski in January 2007, a new chief executive officer and CODM has been recently appointed. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets included within our BettingCorp segment as of the date of this Annual Report on Form 10-K are different than those included when we initially began reporting this segment. Those changes may affect the manner in which we report our segments in the future.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Middleware and Integrated Technologies
Royalties and licenses	$60,640	$54,337	$48,824
Services and other	18,233	13,953	14,326

Subtotal — Middleware and Integrated Technologies	78,873	68,290	63,150
Applications
Royalties and licenses	3,992	746	33
Services and other	14,393	13,331	11,926

Subtotal — Applications	18,385	14,077	11,959
BettingCorp
Royalties and licenses	1,254	—	—
Services and other	3,396	5,013	2,060

Subtotal — BettingCorp	4,650	5,013	2,060

Total Revenue	$101,908	$87,380	$77,169

Contribution Margin/(Loss):
Middleware and Integrated Technologies	$28,333	$28,927	$26,321
Applications	(1,409)	(4,504)	(6,810)
BettingCorp	(1,690)	(4,900)	(4,479)

Total Contribution Margin	25,234	19,523	15,032
Unallocated corporate overhead	(21,351)	(20,212)	(29,039)
NASCAR amendment	—	—	4,600
Restructuring and impairment costs	(1,324)	(2,545)	(893)
Depreciation and amortization	(3,286)	(3,843)	(5,941)
Amortization of intangible assets	(6,981)	(5,758)	(8,228)
Share-based and non-cash compensation	(3,445)	(125)	(157)
Interest income	3,027	1,678	858
Other income	408	3,823	499
Minority interest	37	62	490
Impairment of goodwill	(747)	—	—

Loss before income taxes	(8,428)	(7,397)	(22,779)
Income tax expense/(benefit)	2,390	1,076	(817)

Net loss	$(10,818)	$(8,473)	$(21,962)

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenues by geographic area based on the location of customers were as follows (in thousands):

	Year Ended December 31,
	2006	%	2005	%	2004	%

Europe, Africa and Middle East
United Kingdom	$26,479	26%	$22,020	25%	$20,527	27%
Italy	6,108	6%	10,452	12%	13,751	18%
Other Countries	17,759	17%	14,099	16%	11,080	14%

Subtotal	50,346	49%	46,571	53%	45,358	59%
Americas
United States	26,151	26%	23,839	28%	18,220	23%
Other Countries	7,552	7%	4,620	5%	2,916	4%

Subtotal	33,703	33%	28,459	33%	21,136	27%
Asia Pacific	17,859	18%	12,350	14%	10,675	14%

	$101,908	100%	$87,380	100%	$77,169	100%

Three major customers accounted for the following percentages of revenues:

	Year Ended December 31,
	2006	2005	2004

Echostar	13%	17%	15%
Thomson	12%	5%	3%
Sky Italia	6%	12%	18%

British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 22%, 19%, and 17% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, taking into account the royalties which are paid by manufacturers who sell set-top boxes to BSkyB and by customers transacting on our PlayJam service on BSkyB channels.

Two customers accounted for 22% and 12% of net accounts receivable as of December 31, 2006. Two customers accounted for 18% and 11% of net accounts receivable as of December 31, 2005.

Additional summarized information by geographic area was as follows (in thousands):

	Year Ended
	December 31,
Capital Expenditures, Net:	2006	2005	2004

United States	$3,395	$1,659	$1,352
Other countries	1,247	1,416	718

	$4,642	$3,075	$2,070

	December 31,
Long-lived Assets:(*)	2006	2005

United States	$9,022	$5,978
Other countries	3,036	2,830

	$12,058	$8,808

(*)	Long-lived assets include property and equipment, and other assets.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Subsequent Events

On January 16, 2007, Kudelski SA and certain of its subsidiaries (collectively, “Kudelski”) completed its previously announced stock purchase transaction with Liberty Media Corporation (“Liberty”), pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. The shares acquired by Kudelski collectively represent an economic interest of approximately 26.5% and a voting interest of approximately 74.7% in our company, based on the number of our ordinary shares outstanding as of January 31, 2007. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.

As of December 31, 2006, General Instrument Corporation (“General Instrument”), a wholly owned subsidiary of Motorola, Inc., beneficially owned 121,596 shares of our Class B ordinary shares. In January 2007, General Instrument exercised its right to convert those Class B ordinary shares into the same number of our Class A ordinary shares.

Note 20.  Quarterly Consolidated Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the years ended December 31, 2006 and 2005. The information for each of these quarters is unaudited, has been prepared on a basis generally consistent with our audited consolidated financial statements, except for the absence of notes thereto or as otherwise described in our consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring and other adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period. The quarterly information was as follows (in thousands, except for share and per share amounts):

2006 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$26,738	$26,553	$23,721	$24,896
Net loss	$(3,416)	$(1,783)	$(2,492)	$(3,127)
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.02)
Shares used in per share calculation, basic and diluted	137,951,811	137,648,870	137,392,075	135,976,561

2005 Quarter Ended	December 31	September 30	June 30	March 31

Revenues	$24,199	$19,478	$20,874	$22,829
Net income/(loss)	$2,904	$(4,051)	$(4,042)	$(3,284)
Net income/(loss) per share —
basic	$0.02	$(0.03)	$(0.03)	$(0.03)
diluted	$0.02	$(0.03)	$(0.03)	$(0.03)
Shares used in per share calculation —
basic	128,659,079	124,751,421	123,337,922	122,501,915
diluted	137,508,887	124,751,421	123,337,922	122,501,915

The quarter ended December 31, 2005 included a gain of $3.1 million from the sale of a cost investment.

OPENTV CORP.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2006, 2005 and 2004
		Charged
	Balance at	(Credited) to	Write-offs
	Beginning	Operating	Net of	Balance at End
	of Year	Expenses	Recoveries	of Year

Allowance for Doubtful Accounts (in thousands):
2006	$305	$82	$(39)	$348
2005	559	(142)	(112)	305
2004	789	(187)	(43)	559