Form 10-Q
period 2007-03-31
OPENTV CORP
filed 2007-05-08
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of March 31, 2007, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):

108,068,729 Class A ordinary shares, no par value; and
30,510,150 Class B ordinary shares, no par value

		Page

Part I. Financial Information
Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	31

Part II. Other Information
Item 1	Legal Proceedings	32
Item 1A	Risk Factors	33

Item 6	Exhibits	33
Signature		34
Exhibit Index		35
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006*
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$46,763	$48,616
Short-term marketable debt securities	21,003	8,681
Accounts receivable, net of allowance for doubtful accounts of $448 and $348 at March 31, 2007 and December 31, 2006, respectively	20,085	20,560
Prepaid expenses and other current assets	5,448	5,799

Total current assets	93,299	83,656
Long-term marketable debt securities	4,020	7,928
Property and equipment, net	7,161	7,231
Goodwill	98,662	98,645
Intangible assets, net	16,776	18,477
Other assets	4,734	4,827

Total assets	$224,652	$220,764

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,358	$4,335
Accrued liabilities	13,877	17,020
Current portion of accrued restructuring	1,003	416
Current portion of deferred revenue	17,459	12,614

Total current liabilities	34,697	34,385
Long-term liabilities:
Taxes payable	1,771	1,920
Deferred rent	1,148	1,201
Accrued restructuring	1,168	1,954
Deferred revenue	13,934	12,987

Total long-term liabilities	18,021	18,062

Total liabilities	52,718	52,447
Commitments and contingencies (Note 11)
Minority interest	477	486
Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 108,145,056 and 107,906,960 shares issued and outstanding, including treasury shares, at March 31, 2007 and December 31, 2006, respectively	2,235,686	2,235,495
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,510,150 and 30,631,746 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	35,953	35,953
Additional paid-in capital	498,191	491,630
Treasury shares at cost, 76,327 shares	(38)	(38)
Accumulated other comprehensive loss	(243)	(261)
Accumulated deficit	(2,598,092)	(2,594,948)

Total shareholders’ equity	171,457	167,831

Total liabilities, minority interest and shareholders’ equity	$224,652	$220,764

*	The condensed consolidated balance sheet at December 31, 2006 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues:
Royalties and licenses	$17,861	$16,371
Services and other	8,545	8,525

Total revenues	26,406	24,896
Cost of revenues:
Royalties and licenses	1,684	1,741
Services and other	10,441	9,058

Total cost of revenues	12,125	10,799

Gross profit	14,281	14,097
Operating expenses:
Research and development	8,863	8,363
Sales and marketing	2,896	2,653
General and administrative	5,514	5,348
Amortization of intangible assets	510	529

Total operating expenses	17,783	16,893

Loss from operations	(3,502)	(2,796)
Interest income	504	550
Other income	72	3
Minority interest	9	9

Loss before income taxes	(2,917)	(2,234)
Income tax expense	227	893

Net loss	$(3,144)	$(3,127)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Shares used in per share calculation, basic and diluted	138,505,301	135,976,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,144)	$(3,127)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment	970	749
Amortization of intangible assets	1,701	1,765
Share-based compensation	1,115	1,071
Non-cash employee compensation	26	27
Provision for doubtful accounts	100	65
Loss on disposal of fixed assets	—	6
Minority interest	(9)	(9)
Changes in operating assets and liabilities:
Accounts receivable	375	(4,367)
Prepaid expenses and other current assets	351	(189)
Other assets	93	(317)
Accounts payable	(1,977)	(957)
Accrued liabilities, taxes payable and deferred rent	(3,345)	2,691
Accrued restructuring	(199)	(67)
Deferred revenue	5,792	628

Net cash provided by/(used in) operating activities	1,849	(2,031)
Cash flows from investing activities:
Purchase of property and equipment	(904)	(637)
Proceeds from sale of marketable debt securities	4,288	3,311
Purchase of marketable debt securities	(12,681)	(215)

Net cash provided by/(used in) investing activities	(9,297)	2,459
Cash flows from financing activities:
Capital contribution from the controlling shareholder	5,395	—
Proceeds from issuance of ordinary shares	199	35

Net cash provided by financing activities	5,594	35
Effect of exchange rate changes on cash and cash equivalents	1	(245)

Net increase/(decrease) in cash and cash equivalents	(1,853)	218
Cash and cash equivalents, beginning of period	48,616	47,229

Cash and cash equivalents, end of period	$46,763	$47,447

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(522)	$(277)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$17	$17,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows as of, and for, the periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for such periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Note 2.	Summary of Significant Accounting Policies

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

The adoption did not result in an adjustment to accumulated deficit. See Note 10 for further detail regarding the adoption of this interpretation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Net Loss Per Share

Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of March 31, 2007 and 2006 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2007	2006

Class A ordinary shares issuable upon exercise of stock options	9,391,807	9,831,703
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	682,566	735,551
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	—	337,546

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 1.1 million and 2.2 million for the three months ended March 31, 2007 and 2006, respectively.

Note 4.	Goodwill

Minority shareholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase by us of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date.

As of December 31, 2005, Sun Microsystems, Inc. (Sun) beneficially owned 7,594,796 shares of OpenTV, Inc. Class B common stock. On January 4, 2006, Sun exercised its right to exchange those Class B shares in OpenTV, Inc. for the same number of our Class B ordinary shares. As a result of applying purchase accounting to this exchange, we recorded an additional $17.4 million of goodwill in the three months ended March 31, 2006. On April 6, 2006, Sun converted its Class B ordinary shares into Class A ordinary shares.

Note 5.	Intangible Assets, Net

The components of intangible assets, excluding goodwill, were as follows (in thousands):

		March 31, 2007			December 31, 2006
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount

Intangible assets:
Patents	5-13	$18,402	$(8,016)	$10,386	$10,872
Developed technologies	3-5	11,300	(7,902)	3,398	4,103
Contracts and relationships	5	9,800	(6,988)	2,812	3,302
Trademarks	4	300	(120)	180	200

		$39,802	$(23,026)	$16,776	$18,477

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $1.7 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively (of which $1.2 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively, were reported in cost of royalties and licenses).

The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending December 31,	Expense

2007 (remaining nine months)	$4,166
2008	3,315
2009	1,792
2010	1,521
2011	1,081
2012	1,081
Thereafter	3,820

$16,776

Note 6.	Restructuring and Impairment Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken to restructure the business. Restructuring activities could include terminating employees, abandoning excess leased space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual depends on numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates periodically and record adjustments for any significant changes.

The following sets forth the restructuring activity during the three months ended March 31, 2007 (in thousands):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total

Balance, December 31, 2006	$1,001	$1,369	$2,370
Cash payments	(205)	(28)	(233)
Reclassification to lease expenses	—	34	34

Balance, March 31, 2007	$796	$1,375	$2,171

The outstanding accrual for employee severance and benefits as of March 31, 2007 is expected to be paid by the first quarter of 2008. The outstanding accrual for excess facilities relates to operating lease obligations which expire in 2016.

Note 7.	Employee Bonus

During the three months ended March 31, 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2006, we paid approximately $0.2 million in cash to our employees as a bonus for achievement of company and individual in performance objective in 2005. Additional bonus payments for 2005 were paid in the second quarter of 2006.

Note 8.	Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net loss	$(3,144)	$(3,127)
Other comprehensive loss:
Foreign currency translation losses	(3)	(197)
Unrealized gains/(losses) on investments, net of income taxes	21	(9)

Comprehensive loss	$(3,126)	$(3,333)

Note 9.	Share-based Compensation Plans

Employee Stock Purchase Plan

We have an Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. Our board of directors has suspended the ESPP and no options or purchase rights are currently outstanding under the ESPP. In the event our board of directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuances during the following year.

Option Plans

Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/ Share Issuance Plan, or the 1999 Plan; (ii) the Amended and Restated OpenTV, Inc. 1998 Option/Stock Issuance Plan, or the 1998 Plan; (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan, or the 2001 Plan; (iv) the OpenTV Corp. 2003 Incentive Plan, or the 2003 Plan; (v) the OpenTV Corp. 2005 Incentive Plan, or the 2005 Plan; (vi) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Options”); and (vii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the “Assumed ACTV Options”). Options have been issued to employees, directors and consultants.

As a result of our stockholders’ approval of the 2005 Plan on November 10, 2005, no further awards will be granted under the 1999 Plan, 2001 Plan or 2003 Plan. The 1999 Plan, 2001 Plan and 2003 Plan will remain in existence for the sole purpose of governing the outstanding options until such time as such options expire or have been exercised or cancelled. Options or shares awarded under the 1999 Plan, 2001 Plan or 2003 Plan that are forfeited or cancelled will no longer be available for future issuance.

We currently issue options from the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us and are then returned to

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the pool and available for reissuance. A total of 6,000,000 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of March 31, 2007, options to purchase 2,021,114 Class A ordinary shares were outstanding under the 2005 Plan, and 3,978,886 shares were available for future grant.

As discussed above, we no longer issue options from the 1999 Plan. Options that have been issued under the plan have generally been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares have been reserved for issuance under the 1999 Plan since its inception, and as of March 31, 2007, options to purchase 2,792,191 Class A ordinary shares were outstanding under the 1999 Plan.

Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of March 31, 2007, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

As discussed above, we no longer issue options from the 2001 Plan. Only non-statutory options were granted under the 2001 Plan and they were generally granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares had been reserved for issuance under the 2001 Plan, and as of March 31, 2007, options to purchase 143,734 Class A ordinary shares were outstanding under the 2001 Plan.

As discussed above, we no longer issue options from the 2003 Plan. The options outstanding are either incentive stock options or non-statutory stock options. Options under the 2003 Plan have generally been granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, had vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule so that it is consistent with the schedule generally applicable under the 1999 Plan. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares had been reserved for issuance under the 2003 Plan since its inception, and as of March 31, 2007, options to purchase 3,769,253 Class A ordinary shares were outstanding under the 2003 Plan.

All of the Assumed Spyglass Options were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of March 31, 2007, there were outstanding Assumed Spyglass Options to purchase 92,734 Class A ordinary shares.

All of the Assumed ACTV Options were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of March 31, 2007, there were outstanding Assumed ACTV Options to purchase 145,845 Class A ordinary shares.

Assumed Spyglass Options and Assumed ACTV Options that are forfeited or cancelled will no longer be available for issuance, and no new options will be granted under the option plans relating to the Assumed Spyglass Options and Assumed ACTV Options.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

On March 13, 2007, we entered into an employment agreement with Alan A. Guggenheim pursuant to which Mr. Guggenheim agreed to serve as our chief executive officer. Pursuant to Mr. Guggenheim’s employment agreement, we issued Mr. Guggenheim 60,000 Class A ordinary shares on the date of the employment agreement. In addition, pursuant to such agreement, we will issue 61,000 Class A ordinary shares on the second anniversary of the employment agreement, 62,000 Class A ordinary shares on the third anniversary of the employment agreement, and 65,000 Class A ordinary shares on all subsequent anniversaries of the employment agreement. All of such Class A ordinary shares will be fully vested upon issuance, but will be restricted from sale or transfer until the earlier of the third anniversary of the date of such issuance, the one year anniversary of termination of the employment agreement other than “for cause,” death or disability, or the termination of the employment agreement as a result of Mr. Guggenheim’s death or disability.

Impact of the Adoption of SFAS 123(R)

We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three months ended March 31, 2007 and 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 148, “Accounting for Share-based Compensation — Transition and Disclosure,” (SFAS 148) were in effect for expense recognition purposes. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under the provisions of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an Interpretation of APB Opinions No. 15 and 25).” For share-based compensation granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. SFAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, so we reduced share-based compensation for the three months ended March 31, 2007 and 2006 to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Stock options:
Cost of revenues — services and other	$141	$184
Research and development	195	216
Sales and marketing	137	176
General and administrative	336	495

	809	1,071
Restricted shares:
General and administrative	306	—

	$1,115	$1,071

Cash received from option exercises under all share-based compensation plans was approximately $0.2 million for the three months ended March 31, 2007, and was nominal for the three months ended March 31, 2006. No

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three months ended March 31, 2007 and 2006.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2007	2006

Risk-free interest rates	4.44% - 4.84%	4.28% - 4.78%
Average expected lives (months)	65	63
Dividend yield	—	—
Expected volatility	74%	85%

Our computation of expected volatility for the three months ended March 31, 2007 and in prior years was based on historical volatility of our stock price. Our computation of expected life in the three months ended March 31, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. While we believe that these assumptions are reasonable, there can be no assurance that actual experience may not differ materially from these assumptions. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant.

Share-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

	Shares			Weighted
	Available for	Options		Average
	Grant	Outstanding	Exercise Price	Exercise Price

Balance, December 31, 2006	3,940,300	9,680,385		$5.04
Options granted	(112,300)	112,300	$2.34 - $ 2.72	$2.51
Options exercised	—	(109,000)	$1.05 - $ 1.78	$1.75
Options forfeited	150,886	(349,137)	$1.51 - $ 4.00	$3.32
Options expired	—	(307,677)	$1.63 - $54.25	$4.35

Balance, March 31, 2007	3,978,886	9,026,871		$5.14

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding at March 31, 2007:

	Options Outstanding			Options Currently Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.33 - $ 2.21	924,843	4.15	$1.42	631,888	$1.21
$ 2.27 - $ 2.69	341,266	8.75	$2.50	55,221	$2.52
$ 2.70 - $ 2.70	1,304,099	7.83	$2.70	714,747	$2.70
$ 2.72 - $ 2.82	381,958	8.16	$2.77	156,665	$2.77
$ 2.84 - $ 2.84	1,825,145	8.30	$2.84	325,443	$2.84
$ 2.85 - $ 2.98	206,100	7.61	$2.91	36,516	$2.90
$ 2.99 - $ 2.99	2,050,900	6.88	$2.99	794,852	$2.99
$ 3.00 - $ 6.00	930,618	6.46	$4.26	450,717	$4.93
$ 6.04 - $43.27	914,018	3.62	$17.10	914,018	$17.10
$45.98 - $88.00	147,924	3.23	$54.94	147,924	$54.94

	9,026,871	6.73	$5.14	4,227,991	$7.72

The aggregate intrinsic value, which is not equivalent to the value determined by Black-Scholes, is calculated as the difference between the exercise price of the underlying awards and the quoted price of our Class A ordinary shares.

The aggregate intrinsic value of all vested and unvested options outstanding as of March 31, 2007, based on our closing price as of that date, was approximately $1.0 million.

The aggregate intrinsic value of options currently exercisable as of March 31, 2007, based on our closing price as of that date, was approximately $0.8 million. The weighted average remaining contractual life of currently exercisable options, calculated from March 31, 2007, is 5.41 years.

The number of options vested and expected to vest as of March 31, 2007 was 7,207,987, the weighted-average exercise price of which was $5.71. The aggregate intrinsic value of options vested and expected to vest as of March 31, 2007, based on our closing price as of that date, was $0.9 million. The weighted average remaining contractual life of options vested and expected to vest as of March 31, 2007 was 6.42 years.

The number of restricted shares vested and expected to vest as of March 31, 2007 was 121,000.

The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.1 million for the three months ended March 31, 2007, and was nominal for the three months ended March 31, 2006.

The weighted average grant-date fair value of options granted was $1.65, and $1.80 per share for grants in the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was approximately $3.3 million of total unrecognized compensation cost, net of estimated forfeiture related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 10.	Income Taxes

On January 1, 2007, we adopted FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption did not result in an adjustment to accumulated deficit. The total gross amount of unrecognized tax benefits as of the date of adoption was $2.6 million. Of this total, $1.7 million represents the amount that, if recognized, would favorably affect our income tax rate in future periods. As a result of the implementation of FIN 48, we reclassified $1.7 million of unrecognized tax benefits as of December 31, 2006, from current liabilities to long-term liabilities.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 1998. We have substantially concluded all material state and local, and foreign income tax matters for years through 1999.

We have significant net operating loss carryforwards that are subject to certain Section 382 limitations as a result of past changes in ownership as defined by federal and state law. Certain of these attributes will never be utilized, and we have therefore removed them from our disclosures and our deferred tax assets.

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $0.4 million of interest expense associated with our uncertain tax positions. As a result of the implementation of FIN 48, we reclassified $0.2 million of accrued interest expense associated with our uncertain tax positions as of December 31, 2006, from current liabilities to long-term liabilities. For the three months ended March 31, 2007, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.

Note 11.	Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2008 and May 2012. Total rent expense was $1.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The sublease income was nominal for the three months ended March 31, 2007. There was no sublease income for the three months ended March 31, 2006.

Future minimum payments under non-cancelable operating leases as of March 31, 2007 were as follows (in thousands):

Minimum
Year Ending December 31,	Commitments

2007 (remaining nine months)	$4,919
2008	5,160
2009	4,264
2010	1,131
2011	580
Thereafter	159

$16,213

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercised those early termination rights beginning in 2008, our future minimum lease commitments would be reduced by an aggregate of $6.6 million over the current remaining life of those leases. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of March 31, 2007 were $0.9 million for the remaining nine months of 2007, and $0.2 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which is included under long-term marketable debt securities as collateral in respect of these standby letters of credit.

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

Initial Public Offering Securities Litigation.  In July 2001, the first of a series of putative securities class actions was filed in the United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. In November 2001, a similar securities class action was filed in the United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The complaints allege undisclosed and improper practices concerning the allocation of initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000 and Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. All claims against our and Wink Communications’ officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us and Wink Communications. The Court’s order dismissed all claims

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against us and Wink Communications except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us and Wink Communications, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us and Wink Communications, has been submitted to the Court. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement, and took the matter under submission. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, the District Court ordered a stay of all proceedings in all the initial public offering lawsuits pending the outcome of plaintiffs’ petition to the Court of Appeals for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

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

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 12.	Related Party Transactions

On January 16, 2007, Kudelski SA and certain of its subsidiaries (which we collectively refer to as Kudelski) completed a stock purchase transaction with Liberty Media Corporation (Liberty), pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. As of March 31, 2007, Kudelski’s total ownership represented approximately 26.5% of the economic interest and approximately 74.7% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.

During the three months ended March 31, 2007, the services and support revenue received from Kudelski was not material. During the three months ended March 31, 2006, we received $0.6 million from Nagravision S.A., a subsidiary of Kudelski, in connection with integration and development work performed for a third party network operator.

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to Kudelski’s purchase of our shares from Liberty, we participated in the Liberty benefits program for employees in the United States at a cost of $0.7 million for the three months ended March 31, 2006. We believe that this participation provided us with better economic terms than we would have otherwise been able to achieve independent of Liberty.

Note 13.	Segment Information

Our chief operating decision maker, or CODM, is our chief executive officer. Our CODM assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other betting and gaming applications, the development and operation of our Ultimate One platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. Beginning in 2007, we no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel.

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

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. In connection with the sale by Liberty of its controlling interest in our company to Kudelski in January 2007, a new chief executive officer and CODM was appointed. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BettingCorp segment are different than those included when we initially began reporting this segment. Those changes, among other considerations, may affect the manner in which we report our segments in the future.

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Revenues:
Middleware and integrated techonologies
Royalties and licenses	$16,551	$15,581
Services and other	5,123	4,251

Subtotal — Middleware and integrated technologies	21,674	19,832
Applications
Royalties and licenses	1,310	790
Services and other	3,136	3,297

Subtotal — Applications	4,446	4,087
BettingCorp
Services and other	286	977

Subtotal — BettingCorp	286	977

Total Revenues	$26,406	$24,896

Contribution Margin/(Loss):
Middleware and integrated technologies	$6,704	$7,658
Applications	88	(793)
BettingCorp	(867)	(809)

Total Contribution Margin	5,925	6,056
Unallocated corporate overhead	(5,615)	(5,240)
Depreciation and amortization	(970)	(749)
Amortization of intangible assets	(1,701)	(1,765)
Share-based and non-cash compensation	(1,141)	(1,098)
Interest income	504	550
Other income	72	3
Minority interest	9	9

Loss before income taxes	(2,917)	(2,234)
Income tax expense	227	893

Net loss	$(3,144)	$(3,127)

OPENTV CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenues by geographic area, based on the location of customers, were as follows (in thousands):

	Three Months Ended March 31,
	2007	%	2006	%

Europe, Africa and Middle East
United Kingdom	$6,571	25%	$7,395	30%
Italy	1,763	6%	1,947	8%
Other Countries	5,239	20%	4,227	17%

Subtotal	13,573	51%	13,569	55%
Americas
United States	5,811	22%	6,739	27%
Other Countries	2,364	9%	1,254	5%

Subtotal	8,175	31%	7,993	32%
Asia Pacific	4,658	18%	3,334	13%

	$26,406	100%	$24,896	100%

Two major customers accounted for the following percentages of revenues:

	Three Months Ended March 31,
	2007	2006

Echostar	10%	15%
Thomson	17%	9%

British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 22% and 24% of total revenues for the three months ended March 31, 2007 and 2006, respectively, taking into account the royalties that are paid by three manufacturers who sell set-top boxes to BSkyB, including shipments by Thomson, and by customers transacting on our PlayJam service on BSkyB channels.

Three customers accounted for 15%, 12% and 11% of net accounts receivable as of March 31, 2007. Two customers accounted for 13% and 10% of net accounts receivable as of March 31, 2006.

Additional summarized information by geographic area was as follows (in thousands):

	Three Months Ended March 31,
Capital Expenditures, Net:	2007	2006

United States	$731	$505
Other countries	173	132

	$904	$637

	March, 31	December 31,
Long-Lived Assets:(*)	2007	2006

United States	$9,049	$9,022
Other countries	2,846	3,036

	$11,895	$12,058

(*)	Long-lived assets include property and equipment, and other assets

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q, and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

On January 16, 2007, Kudelski completed a stock purchase transaction with Liberty, pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. The shares acquired by Kudelski collectively represent an economic interest of approximately 26.5% and a voting interest of approximately 74.7% in our company, based on the number of our ordinary shares outstanding as of March 31, 2007. In connection with and as a condition to the closing of the Kudelski transaction, a majority of our board of directors changed. André Kudelski, Joseph Deiss, Lucien Gani, Alan A. Guggenheim, Mercer Reynolds, Pierre Roy and Claude Smadja were appointed to serve on our board of directors, and Robert R. Bennett, Anthony G. Werner and Michael Zeisser resigned from our board of directors, effective as of the close of the transaction. On February 22, 2007, J. Timothy Bryan also resigned from our board of directors. A majority of our board of directors now consist of persons designated by Kudelski. In addition, our board of directors has recently appointed André Kudelski as our executive chairman of the board and Alan A. Guggenheim as our chief executive officer.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP as applicable to financial statements for interim reporting periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these condensed consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.

Three Months Ended March 31, 2007 and 2006

Revenues

Revenues for the three months ended March 31, 2007 were $26.4 million, an increase of $1.5 million, or 6%, from $24.9 million for the same period in 2006. Revenues by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2007	Revenue	2006	Revenue

Royalties and licenses	$17.9	68%	$16.4	66%
Services and other	8.5	32%	8.5	34%

Total revenues	$26.4	100%	$24.9	100%

Royalties and Licenses.  We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers, provided all the criteria of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) and related accounting principles have been met. We have historically realized revenues through one-time royalty payments and ongoing license fees. More recently, we have entered into license agreements with network operators that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that box remains in use by the network operator. We expect, in the future, to seek additional licensing arrangements of this nature, which, if we are successful, may affect our revenues over a period of time. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, and our advanced advertising products. License fees can be one-time purchases by our customers and can vary significantly from quarter to quarter, or, in the case of our advanced advertising products, can also be in the form of a recurring license fee. Our royalties usually result from several different types of arrangements. In the case of our set-top box software, these may include: initial deployments by new customers; the activation of new subscribers by existing customers; the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes; or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which typically enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers.

Royalties and license revenues for the three months ended March 31, 2007 increased $1.5 million, or 9%, to $17.9 million compared to the same period in 2006.

Europe, Middle East and Africa accounted for approximately $8.3 million in royalties and licenses revenue for the three months ended March 31, 2007. BSkyB directly and indirectly, primarily through three of our customers who sell set-top boxes to BSkyB, accounted for $4.4 million, or 25%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2007. Overall, revenues for the region increased $0.4 million from the same period in 2006, principally as a result of a net increase in set-top box royalty revenues. Royalties and licenses from BSkyB were $0.6 million higher in the first quarter of 2007 than in the same period in 2006, primarily as a result of increased standard set-top box shipments and increased shipments of our software for personal video recording, or PVR, by the manufacturers who manufacture set-top boxes for BSkyB. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we would expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses from other customers were $0.4 million higher in the first quarter of 2007 than in the same period in 2006, primarily as a result of increased standard set-top box shipments. These increases were partially offset by a decrease of $0.6 million in royalty and license revenues from Sky Italia, which resulted from a reduction in set-top box shipments to Sky Italia in the first quarter of 2007 compared to the same period in 2006.

The Americas region accounted for approximately $5.9 million in royalties and licenses revenue for the three months ended March 31, 2007. EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $2.3 million, or 13%, of our total worldwide royalties and license revenues for the three months ended March 31, 2007. Overall, royalties and license revenues for the region increased $0.2 million from the same period in 2006. Royalty and license revenues from EchoStar were $1.2 million lower than the same period in 2006. Although the level of set-top box shipments to EchoStar remained consistent, total revenues from EchoStar in the first quarter of 2007 were affected by a reduction in amortization as compared to the same period in 2006. Because we previously committed to develop a limited number of unspecified future applications pursuant to an applications development agreement entered into contemporaneously with the middleware license agreement, the royalty payments we have previously received from EchoStar under that license agreement were amortized over its original seven-year term expiring in September 2006. The middleware license agreement is renewable on an annual basis, and was renewed by EchoStar in September 2006, contemporaneously with the extension of the term of the applications development agreement which now expires in September 2007. As a result, we are currently amortizing revenues from EchoStar over the remaining term of the middleware license agreement. We are engaged in discussions with EchoStar regarding a renewal of our applications development agreement as well as other licensing agreements, and while we expect to renew and extend these agreements, the terms of any such renewals or extensions may have a significant effect on our revenue recognition for EchoStar payments in the future. Royalties and licenses from our manufacturer who sells set-top boxes to NET in Brazil, for whom we had received the first royalty report in the second quarter of 2006, accounted for an increase of $1.1 million in the first quarter of 2007. Increased license revenues from advanced advertising related products accounted for an increase of $0.5 million in the first quarter of 2007 from the same period in 2006, principally as a result of further deployment of our products by existing customers, which offset a net decline of $0.4 million in royalties received for our middleware products.

The Asia Pacific region accounted for approximately $3.7 million in royalties and licenses revenue for the three months ended March 31, 2007. Overall, royalties and licenses increased $1.0 million from the same period in 2006. Royalties and licenses from shipments of our integrated browser in certain digital television sets distributed within Japan accounted for an increase of $0.4 million, and increased amortization and shipments from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006, accounted for an increase $0.6 million.

Services and Other.  Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees and revenue shares and programming fees. Professional service revenues are generally derived from consulting engagements for network operators, set-top box manufacturers and system integrators. Maintenance, support and training revenues are generally realized as services are provided to network operators and set-top box manufacturers. A set-top box manufacturer’s decision to purchase maintenance and support from us depends largely on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator. Service usage fees and revenue shares are generally derived from our PlayJam games channels, our PlayMonteCarlo betting and gaming channel which we sold in the fourth quarter of 2006, and revenue shares for advertising and other interactive services. We also derived programming fees from our NASCAR agreement, which was not renewed for the 2007 season, and from other programmers.

Services and other revenue for the three months ended March 31, 2007 remained consistent at $8.5 million as compared to the same period in 2006. During 2007, we realized increases of $0.7 million in fees from discrete development and integration service engagements, increases of $0.6 million in maintenance and support fees from other middleware and integrated technologies customers, and increases of $0.4 million in advanced advertising related services and maintenance and support revenues principally as a result of further deployment of our products by existing customers. These increases were partially offset by decreases of $0.4 million in PlayJam games channel fees resulting from increased competition, decreases of $1.0 million resulting from the fourth quarter sale of our PlayMonteCarlo betting and gaming channel in the United Kingdom, and decreases of $0.3 million in services revenues from our NASCAR agreement which was not renewed for the 2007 season. As discussed previously, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel. As a result, we expect a decrease in both related service revenues and network infrastructure and bandwidth costs associated with these arrangements.

Operating Expenses

Our total operating expenses, which include cost of revenues, for the three months ended March 31, 2007 were $29.9 million, an increase of $2.2 million, or 8%, from $27.7 million for the same period in 2006. Operating expenses by line item were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
	2007	Revenue	2006	Revenue

Cost of royalties and licenses	$1.7	7%	$1.7	7%
Cost of services and other	10.4	39%	9.1	36%

Total cost of revenues	12.1	46%	10.8	43%
Research and development	8.9	33%	8.4	34%
Sales and marketing	2.9	11%	2.7	11%
General and administrative	5.5	21%	5.3	21%
Amortization of intangible assets	0.5	2%	0.5	2%

Total Operating Expenses	$29.9	113%	$27.7	111%

Cost of Royalties and Licenses.  Cost of royalties and licenses consists primarily of materials and shipping costs, amortization of developed technology and patents and patent-related legal costs.

Cost of royalties and licenses for the three months ended March 31, 2007 remained at $1.7 million as compared to the same period in 2006. As a percentage of revenues, cost of royalties and licenses remained at 7% as compared to the same period in 2006.

Cost of Services and Other.  Cost of services and other consist primarily of headcount and headcount-related costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.

Cost of services and other for the three months ended March 31, 2007 increased $1.3 million, or 14%, to $10.4 million compared to the same period in 2006. As a percentage of revenues, cost of services and other increased to 39% from 36% in the same period in 2006. Headcount and headcount-related costs increased $0.8 million, due to an increase in hiring to staff new and ongoing projects. In addition, we experienced an increase of $0.7 million in consulting and subcontractor costs associated with professional services engagements, an increase of $0.3 million in materials used in professional service engagements, and a net increase of $0.3 million in other overhead-related costs. These increases were partially offset by a decrease of $0.9 million in network infrastructure and bandwidth costs principally as a result of the sale of our PlayMonteCarlo channel in the fourth quarter of 2006 and as a result of lower revenue share payments in respect of our PlayJam games channels.

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

Research and development expenses for the three months ended March 31, 2007 increased $0.5 million, or 6%, to $8.9 million compared to the same period in 2006. As a percentage of revenues, research and development expenses decreased to 33% from 34% in same period in 2006. The increase was primarily as a result of $0.3 million in increased headcount and headcount-related costs and $0.2 million in increased consulting and subcontractor costs, both to staff new and ongoing projects.

Sales and Marketing.  Sales and marketing expenses consist primarily of headcount and headcount-related overhead costs, travel, consulting and subcontractor costs, and marketing-related expenses.

Sales and marketing expenses for the three months ended March 31, 2007 increased $0.2 million, or 7%, to $2.9 million compared to the same period in 2006. As a percentage of revenues, sales and marketing expenses remained at 11% as compared to the same period in 2006. The increase is primarily attributable to increased headcount and headcount-related overhead costs to support our increased sales efforts.

General and Administrative.  General and administrative expenses consist primarily of headcount and headcount-related overhead costs, fees for professional services, including litigation costs, and provision for doubtful accounts.

General and administrative expenses for the three months ended March 31, 2007 increased $0.2 million, or 4%, to $5.5 million compared to the same period in 2006. As a percentage of revenues, general and administrative expenses remained at 21% as compared to the same period in 2006. The increase relates principally to higher administrative fees and expenses associated with our increased headcount in the first quarter of 2007.

Amortization of Intangible Assets.  Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents.

For the three months ended March 31, 2007, amortization of intangible assets remained at $0.5 million as compared to the same period in 2006. The related intangibles were acquired as a result of our acquisitions of Wink Communications in 2002 and CAM Systems in 2005.

Interest Income, Other Expense and Minority Interest

Interest income remained at $0.5 million for the three months ended March 31, 2007 as compared with the same period in the prior year. Interest income includes interest earned on cash, cash equivalents and short and long term marketable debt securities.

Income Taxes

Our income tax expense of $0.2 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively, was primarily attributable to foreign taxes, state taxes, and increases to reserves for identified potential foreign tax exposures.

On January 1, 2007, we adopted FIN 48, an interpretation of SFAS No. 109. As a result of the adoption, we did not have an adjustment to accumulated deficit.

Business Segment Results

Our chief operating decision maker, or CODM, is our chief executive officer. Our CODM assesses our results and financial performance, and prepares our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Our applications business includes our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business includes our fixed-odds and other betting and gaming applications, the development and operation of our Ultimate One platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. Beginning in 2007, we no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel.

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

Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. In connection with the sale by Liberty of its controlling interest in our company to Kudelski in January 2007, a new chief executive officer and CODM was appointed. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our BettingCorp segment are different than those included when we initially began reporting this segment. Those changes, among other considerations, may affect the manner in which we report our segments in the future.

Revenues and contribution margin, as reconciled to net loss on a GAAP basis, by segment were as follows (in millions):

	Three Months Ended March 31,
		% of		% of
		Segment		Segment
	2007	Revenue	2006	Revenue

Revenues:
Middleware and integrated techonologies
Royalties and licenses	$16.6	76%	$15.6	79%
Services and other	5.1	24%	4.2	21%

Subtotal — Middleware and integrated technologies	21.7	100%	19.8	100%
Applications
Royalties and licenses	1.3	30%	0.8	20%
Services and other	3.1	70%	3.3	80%

Subtotal — Applications	4.4	100%	4.1	100%
BettingCorp
Services and other	0.3	100%	1.0	100%

Subtotal — BettingCorp	0.3	100%	1.0	100%

Total Revenues	$26.4		$24.9

Contribution Margin/(Loss):
Middleware and integrated technologies	$6.7		$7.7
Applications	0.1		(0.8)
BettingCorp	(0.9)		(0.8)

Total Contribution Margin	5.9		6.1
Unallocated corporate overhead	(5.6)		(5.3)
Depreciation and amortization	(1.0)		(0.7)
Amortization of intangible assets	(1.7)		(1.8)
Share-based and non-cash compensation	(1.1)		(1.1)
Interest income	0.5		0.6
Other income	0.1		—
Minority interest	—		—

Loss before income taxes	(2.9)		(2.2)
Income tax expense	0.2		0.9

Net loss	$(3.1)		$(3.1)

Middleware and integrated technologies

Revenues from the middleware and integrated technologies business for three months ended March 31, 2007 increased 10% from the same period in 2006 to $21.7 million.

Royalties and licenses from set-top box shipments and other product sales accounted for 76% and 79% of segment revenues for the three months ended March 31, 2007 and 2006, respectively. Royalties and licenses from the middleware and integrated technologies business account for the majority of our overall royalties and licenses, and increased in 2007 due to the additional shipments of set-top boxes and digital televisions and amortization of license and royalty revenues.

Services and other consists primarily of professional services consulting engagements for network operators, set-top box manufacturers and system integrators and maintenance, support and training. This category accounted for 24% of segment revenues in the three months ended March 31, 2007, an increase from 21% of segment revenues in the same period in 2006. The increases in 2007 were due to discrete middleware professional service projects and increased maintenance and support fees from customers in 2007.

Middleware and integrated technologies costs consist primarily of headcount and headcount-related overhead costs and consulting and subcontractor costs associated with billable professional services engagements. Total contribution margin for the middleware and integrated technologies business in the three months ended March 31, 2007 decreased 13% from 2006 to $6.7 million resulting from increased headcount and headcount-related costs, and consulting and subcontractor costs, which was due to our continued investment in this segment.

Applications

Revenues from the applications business for the three months ended March 31, 2007 were $4.4 million, an increase of $0.3 million, or 7%, from $4.1 million in the same period in 2006. Royalties and licenses increased $0.5 million, principally as a result of increased license revenues from advanced advertising related products as a result of our further deployment of our products by existing customers. This offset a decline of $0.2 million in services revenues, principally as a result of a $0.4 million decline in PlayJam games channel fees resulting from increased competition and a $0.3 million decline in services revenues from our NASCAR service, which we no longer operate. These declines were partially offset by a $0.4 million increase in advanced advertising related services and maintenance and support revenues also principally as a result of additional deployments of our products by existing customers.

Contribution margin for the applications business for the three months ended March 31, 2007 increased $0.9 million to a gain of $0.1 million. This increase reflects the higher margins from increased royalties and licenses, as well as a reduction in both associated network infrastructure costs and bandwidth associated with reduced revenues from our PlayJam service, and from the termination of operation of our NASCAR service.

BettingCorp

Revenues from the BettingCorp business for the three months ended March 31, 2007 decreased by $0.7 million to $0.3 million primarily as a result of a decrease of $1.0 million resulting from the fourth quarter sale of our PlayMonteCarlo betting and gaming channel in the United Kingdom, which was partially offset by increased revenues of $0.3 million from our OpenTV Participate product.

Contribution loss for the BettingCorp business increased to $0.9 million for the first three months ended March 31, 2007. The sale of our PlayMonteCarlo betting and gaming channel and the resulting decrease in service revenues offset an associated reduction in infrastructure and bandwidth costs and lower revenue sharing costs associated with the service.

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

We have entered into multiple-element arrangements for products and services with customers including Time Warner Cable, Essel Group (which operates the DishTV network in India), EchoStar’s DISH Network, UnitedGlobalCom (or UGC, a subsidiary of Liberty Global), Innovative Systems, FOXTEL, Austar, and Comcast. Portions of the amounts that we have invoiced to Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL and Austar under those arrangements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business. The arrangements with these customers include maintenance and support, for which vendor specific objective evidence of fair value did not exist at the time the respective agreement was signed with each customer. In addition, several of these arrangements provide for the delivery of specified future products, for which such evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred.

Upon final delivery of all specified products under each arrangement, we will recognize revenue either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided.

As of March 31, 2007, we recorded $31.4 million in deferred revenue compared with $25.6 million at the end of 2006. Of that total deferred amount at March 31, 2007, $21.7 million, or 69%, was deferred as a result of the arrangements with Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL, Austar, and Comcast described in the preceding paragraphs. The remaining $9.7 million, or 31%, of our deferred revenue as of March 31, 2007 was principally attributable to maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.

Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $21.7 million of unearned revenue at March 31, 2007 resulting from the Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL, Austar, and Comcast arrangements:

Expected Recognition
Year Ending December 31,	of Unearned Revenue
(In millions)

2007 (remaining nine months)	$6.8
2008	8.6
Thereafter	6.3

$21.7

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

As of March 31, 2007, we had cash and cash equivalents of $46.8 million, which was a decrease of $1.8 million from December 31, 2006. Taking into account short-term and long-term marketable debt securities of $25.0 million, our cash, cash equivalents and marketable debt securities were $71.8 million as of March 31, 2007 as compared to $65.2 million as of December 31, 2006, and $61.6 million as of March 31, 2006. The mix of cash and short-term and longer-term securities may change in the future as we make decisions regarding the composition of our investment portfolio. Our primary source of cash is receipts from revenue. The primary uses of cash are payroll, general operating expenses and cost of revenues.

Our cash balances as of March 31, 2007 were positively affected by $5.6 million of cash from financing activities, which included a $5.4 million capital contribution from Liberty in connection with its sale of its controlling interest in our company to Kudelski, and $1.8 million of cash provided by operating activities. These were offset by a negative cash flow from investing activities of $9.3 million, primarily as a result of a net increase in investments in marketable debt securities. Our cash balances as of March 31, 2006 were positively affected by $2.5 million of cash provided by investing activities mainly from the net sale of marketable debt securities. These effects were offset by a negative cash flow from operating activities of $2.0 million.

Cash generated by operating activities was $1.8 million for the three months ended March 31, 2007, compared with cash used in operating activities of $2.0 million for three months ended March 31, 2006. The favorable movement totaling $3.8 million for the three months ended March 31, 2007 as compared to the same period in 2006, was primarily a result of significantly better working capital management. In the three months ended March 31, 2006, we had experienced an unfavorable movement of $4.4 million resulting from increased accounts receivables due to a delay in the collection of royalties from some customers in 2006. In the three months ended March 31, 2007, we experienced a favorable movement of $0.4 million in decreased accounts receivables due to better collection efforts, resulting in a total favorable movement of $4.8 million as compared to the same period in 2006. In addition, in the three months ended March 31, 2007, we experienced a favorable movement of $5.8 million in deferred revenue, as compared to a favorable movement of only $0.6 million in the same period in 2006. This total favorable movement of $5.2 million as compared to the same period in 2006 was primarily a result of increased billings to customers that are not yet recognizable as revenues. These favorable movements were partially offset by an unfavorable total movement of $6.0 million in accrued liabilities and deferred rent as compared to the same period in 2006, primarily as a result of our payment of annual employee bonuses in the first quarter of 2007, as compared to our payment of employee bonuses last year during this second quarter of 2006.

Cash used in investing activities was $9.3 million for the three months ended March 31, 2007, compared with cash provided by investing activities of $2.5 million for three months ended March 31, 2006. In the three months ended March 31, 2007, existing cash and cash equivalents, as well as cash generated from operating and financing activities was used to purchase net additional marketable debt securities and to fund regular property and equipment purchases. In 2006, net proceeds from the sale of marketable debt securities, partially offset by outflows to purchase property and equipment, were used to fund operating expenses.

Net cash provided by financing activities of $5.6 million in the three months ended March 31, 2007 was primarily as a result of the receipt of $5.4 million from Kudelski representing the premium payable to us pursuant to a February 2006 agreement between us and Liberty Media. In addition, we may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.

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

Commitments and Contractual Obligations

Information as of March 31, 2007 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Due in
		Remaining
		Nine Months	Due in	Due in	Due in 2012
	Total	in 2007	2008-2009	2010-2011	or After

Operating leases obligations	$16.2	$4.9	$9.4	$1.7	$0.2
Noncancellable purchase obligations	1.1	0.9	0.2	—	—

Total contractual obligations	$17.3	$5.8	$9.6	$1.7	$0.2

We have the right to terminate, without penalty, two of our operating leases prior to their scheduled expiration. If we exercise those early termination rights, beginning in 2008 our future minimum lease commitments would be reduced by an aggregate of $6.6 million over the current remaining life of those leases. We have not yet made any determination as to whether we intend to exercise any of those rights. If we did exercise any such rights, while our commitments under those specific leases would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of

March 31, 2007 were $0.9 million for the remaining nine months of 2007, and $0.2 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of March 31, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which is included under long-term marketable debt securities as collateral in respect of these standby letters of credit.

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

Most of these investments consist of a diversified portfolio of highly liquid United States dollar- denominated debt securities classified by maturity as cash equivalents, short-term investments or long-term investments. These debt securities are not leveraged and are held for purposes other than trading. Our investment policy limits the maximum maturity of securities in this portfolio to three years and weighted-average maturity to 15 months. Although we expect that market value fluctuations of our investments in short-term debt obligations will not be significant, a sharp rise in interest rates could have a material adverse effect on the value of securities with longer maturities in the portfolio. Alternatively, a sharp decline in interest rates could have a material positive effect on the value of securities with longer maturities in the portfolio. We do not currently hedge interest rate exposures.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2007 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of March 31,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2007	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$25,023	$25,132	$24,914	$25,241	$24,805

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

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during the first three months of 2007. We expect over time, however, that a more significant number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2007 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II. Other Information

Item 1.	Legal Proceedings

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. To the extent that we do not have any significant changes in contingencies referred to in such Annual Report, we have not restated the description of those contingencies. That determination not to so restate those contingencies should not be taken as a representation that we have resolved the contingency or that it is no longer a contingency. In addition, any update of the contingencies referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the contingency and is intended to provide our investors with a reasonable understanding of the nature of the contingency as we understand it on the date of this Quarterly Report.

Initial Public Offering Securities Litigation.  In July 2001, the first of a series of putative securities class actions was filed in the United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. In November 2001, a similar securities class action was filed in the United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The complaints allege undisclosed and improper practices concerning the allocation of initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000 and Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. All claims against our and Wink Communications’ officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us and Wink Communications. The Court’s order dismissed all claims against us and Wink Communications except for a claim brought under Section 11 of the Securities Act of 1933. Plaintiffs and the issuer defendants, including us and Wink Communications, have agreed to a stipulation of settlement, in which plaintiffs will dismiss and release their claims in exchange for a guaranteed recovery to be paid by the insurance carriers of the issuer defendants and an assignment of certain claims. The stipulation of settlement for the claims against the issuer-defendants, including us and Wink Communications, has been submitted to the Court. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement, and took the matter under submission. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval. Subsequently, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, the District Court ordered a stay of all proceedings in all the initial public offering lawsuits pending the outcome of plaintiffs’ petition to the Court of Appeals for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

If the settlement does not occur, and the litigation against us continues, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our condensed consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Litigation Relating to the Acquisition of ACTV, Inc.  On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, Inc., its directors and us alleging that the directors of ACTV breached their fiduciary duties to the ACTV shareholders in approving the ACTV merger agreement pursuant to which we acquired ACTV on July 1, 2003, and that, in approving the ACTV merger agreement, ACTV’s directors failed to take steps to maximize the value of ACTV to its shareholders. In March 2007, the Court granted a stipulation and order of dismissal in this case.

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

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a) Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.

Date: May 8, 2007 By:	/s/ Shum Mukherjee
Shum Mukherjee
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification*

*	Filed herewith