Form 10-Q
period 2007-06-30
OPENTV CORP
filed 2007-08-02
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer      ☐      Accelerated filer      ☑      Non-accelerated filer      ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐      No      ☑
     As of June 30, 2007, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
108,457,777 Class A ordinary shares, no par value; and
30,206,154 Class B ordinary shares, no par value

OpenTV, the OpenTV logo and our product names are trademarks or registered trademarks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product names mentioned herein may be trademarks or registered trademarks of their respective owners.

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006 *
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,283	$48,616
Short-term marketable debt securities	25,673	8,681
Accounts receivable, net of allowance for doubtful accounts of $593 and $348 at June 30, 2007 and December 31, 2006, respectively	18,551	20,560
Prepaid expenses and other current assets	5,985	5,799

Total current assets	95,492	83,656

Long-term marketable debt securities	3,146	7,928
Property and equipment, net	6,675	7,231
Goodwill	98,687	98,645
Intangible assets, net	15,075	18,477
Other assets	3,889	4,827

Total assets	$222,964	$220,764

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,210	$4,335
Accrued liabilities	13,848	17,020
Current portion of accrued restructuring	972	416
Current portion of deferred revenue	24,515	12,614

Total current liabilities	42,545	34,385

Long-term liabilities:
Taxes payable	1,767	1,920
Deferred rent	1,047	1,201
Accrued restructuring	1,097	1,954
Deferred revenue	8,294	12,987

Total long-term liabilities	12,205	18,062

Total liabilities	54,750	52,447

Commitments and contingencies (Note 11)

Minority interest	469	486

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 108,534,104 and 107,906,960 shares issued and outstanding, including treasury shares, at June 30, 2007 and December 31, 2006, respectively	2,235,872	2,235,495
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 and 30,631,746 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	35,953	35,953
Additional paid-in capital	499,122	491,630
Treasury shares at cost, 76,327 shares	(38)	(38)
Accumulated other comprehensive loss	(208)	(261)
Accumulated deficit	(2,602,956)	(2,594,948)

Total shareholders’ equity	167,745	167,831

Total liabilities, minority interest and shareholders’ equity	$222,964	$220,764

*	The condensed consolidated balance sheet at December 31, 2006 has been derived from the company’s audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share amounts)
Revenues:
Royalties and licenses	$14,066	$14,743	$31,927	$31,114
Services and other	10,200	8,978	18,745	17,503

Total revenues	24,266	23,721	50,672	48,617
Cost of revenues:
Royalties and licenses	1,934	1,807	3,701	3,687
Services and other	11,063	9,332	21,421	18,251

Total cost of revenues	12,997	11,139	25,122	21,938

Gross profit	11,269	12,582	25,550	26,679
Operating expenses:
Research and development	8,000	7,654	16,863	16,017
Sales and marketing	2,993	3,297	5,889	5,950
General and administrative	4,777	4,266	10,291	9,614
Restructuring and impairment costs	(28)	20	(28)	20
Amortization of intangible assets	510	530	1,020	1,059

Total operating expenses	16,252	15,767	34,035	32,660

Loss from operations	(4,983)	(3,185)	(8,485)	(5,981)
Interest income	748	898	1,252	1,448
Other expenses	(123)	(201)	(50)	(198)
Minority interest	9	10	17	19

Loss before income taxes	(4,349)	(2,478)	(7,266)	(4,712)
Income tax expense	515	14	742	907

Net loss	$(4,864)	$(2,492)	$(8,008)	$(5,619)

Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.04)

Shares used in per share calculation, basic and diluted	138,659,811	137,392,075	138,576,223	136,684,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,008)	$(5,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,972	1,539
Amortization of intangible assets	3,402	3,529
Share-based compensation	2,287	2,052
Non-cash employee compensation	76	42
Provision for doubtful accounts	245	(18)
Loss on disposal of fixed assets	2	10
Minority interest	(17)	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,764	(573)
Prepaid expenses and other current assets	(186)	1,594
Other assets	938	(1,387)
Accounts payable	(1,125)	(1,297)
Accrued liabilities, taxes payable and deferred rent	(3,479)	494
Accrued restructuring	(301)	(232)
Deferred revenue	7,208	1,520

Net cash provided by operating activities	4,778	1,635

Cash flows from investing activities:
Purchase of property and equipment	(1,391)	(1,668)
Proceeds from sale of marketable debt securities	6,995	6,800
Purchase of marketable debt securities	(19,186)	(6,555)

Net cash used in investing activities	(13,582)	(1,423)

Cash flows from financing activities:
Repurchase of employee stock options	(167)	—
Capital contribution from the controlling shareholder	5,395	—
Proceeds from issuance of ordinary shares	236	772

Net cash provided by financing activities	5,464	772

Effect of exchange rate changes on cash and cash equivalents	7	(214)

Net increase (decrease) in cash and cash equivalents	(3,333)	770

Cash and cash equivalents, beginning of period	48,616	47,229

Cash and cash equivalents, end of period	$45,283	$47,999

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,004)	$(340)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$42	$17,491

Value of bonus shares issued to employees	$—	$2,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as our December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal reoccurring adjustments, necessary to fairly state the information set forth within. As it relates to condensed financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the interim period financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2007 presentation.
Use of Estimates
     Preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.

Note 3. Net Loss Per Share
     Basic and diluted net loss per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of June 30, 2007 and 2006 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Class A ordinary shares issuable upon exercise of stock options	8,323,290	10,604,009	8,807,548	10,226,512

Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	671,510	731,865	677,038	733,708

Class B ordinary shares issuable for shares of OpenTV, Inc.
Class B common stock	—	—	—	168,773
     Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 1.0 million and 3.5 million for the three months ended June 30, 2007 and 2006, respectively, and 1.0 million and 2.8 million for the six months ended June 30, 2007 and 2006, respectively.
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
Note 5. Intangible Assets
     The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		June 30, 2007			December 31, 2006
	Useful	Gross		Net	Net
	life in	Carrying	Accumulated	Carrying	Carrying
	years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$18,402	$(8,501)	$9,901	$10,872
Developed technologies	3-5	11,300	(8,608)	2,692	4,103
Contracts and relationships	5	9,800	(7,479)	2,321	3,302
Trademarks	4	300	(139)	161	200

		$39,802	$(24,727)	$15,075	$18,477

     The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $1.7 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $3.4 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively. Of the aggregate amount, $1.2 million and $1.3 million were reported in cost of revenues (royalties and licenses) in the statement of operations, for the three months ended June 30, 2007 and 2006, respectively, and $2.4 million for each of the six months ended June 30, 2007 and 2006.

     The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending December 31,	Expense
2007 (remaining six months)	$2,474
2008	3,323
2009	1,796
2010	1,513
2011	1,058
2012	1,081
Thereafter	3,830

$15,075

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
     The following sets forth the restructuring activity during the six months ended June 30, 2007 (in thousands):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total
Accrued restructuring as of December 31, 2006	$1,001	$1,369	$2,370

Cash payments	(205)	(28)	(233)
Reclassification to lease expenses	—	34	34

Accrued restructuring as of March 31, 2007	$796	$1,375	$2,171

Cash payments	(46)	(52)	(98)
Interest accretion expense	24	—	24
Adjustment of original estimate	(28)	—	(28)

Accrued restructuring as of June 30, 2007	$746	$1,323	$2,069

     The outstanding accrual for employee severance and benefits as of June 30, 2007 is expected to be paid and reduced to zero by the first quarter of 2008. The outstanding accrual for excess facilities relates to operating lease obligations, which expire in 2016.
Note 7. Employee Bonus
     During the three months ended March 31, 2007, we had paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.
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
Note 8. Other Comprehensive Loss
     The components of other comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reported net loss	$(4,864)	$(2,492)	$(8,008)	$(5,619)
Other comprehensive gains / (losses):
Foreign currency translation gains / (losses)	37	95	34	(102)
Unrealized gains / (losses) on available-for-sale investments, net of income taxes	(2)	(19)	19	(28)

Total comprehensive loss	$(4,829)	$(2,416)	$(7,955)	$(5,749)

Note 9. Share-based Compensation Plans
Employee Stock Purchase Plan
     We have an Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. Our board of directors suspended the ESPP in 2003 and no options or purchase rights are currently outstanding under the ESPP. In the event our board of directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuances during the following year.
Option Plans
     Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/Share Issuance Plan (1999 Plan); (ii) the Amended and Restated OpenTV, Inc. 1998 Option/Stock Issuance Plan (1998 Plan); (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan (2001 Plan); (iv) the OpenTV Corp. 2003 Incentive Plan (2003 Plan); (v) the OpenTV Corp. 2005 Incentive Plan (2005 Plan); (vi) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the “Assumed Spyglass Plan”); and (vii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the “Assumed ACTV Plan”).
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
2005 Plan
     We currently issue options from the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, restricted stock or stock units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Consistent with the foregoing, options under the 2005 Plan have been granted at an exercise price equal to the fair market value on the date of grant and vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment and are then returned to the pool and available for reissuance. A total of 6,935,664 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of June 30, 2007, options to purchase 2,146,027 Class A ordinary shares were outstanding under the 2005 Plan, and 3,793,296 shares were available for future grant.

1999 Plan
     Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and vested 25% after 12 months of continuous service with us and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of June 30, 2007, options to purchase 2,329,414 Class A ordinary shares were outstanding under the 1999 Plan.
1998 Plan
     Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan will remain in existence for the sole purpose of governing those remaining outstanding options until such time as such options have expired or been exercised and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of June 30, 2007, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
2001 Plan
     Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of June 30, 2007, options to purchase 143,734 Class A ordinary shares were outstanding under the 2001 Plan.
2003 Plan
     Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of June 30, 2007, options to purchase 1,970,521 Class A ordinary shares were outstanding under the 2003 Plan.
Assumed Plans
     The options of the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of June 30, 2007, options to purchase 92,734 Class A ordinary shares were outstanding.
     The options of the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of June 30, 2007, options to purchase 137,780 Class A ordinary shares were outstanding.
     The options from the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for issuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares
     On March 13, 2007, we entered into an employment agreement with Alan A. Guggenheim pursuant to which Mr. Guggenheim agreed to serve as our chief executive officer. Pursuant to Mr. Guggenheim’s employment agreement, we issued Mr. Guggenheim 60,000 Class A ordinary shares on the date of the employment agreement. In addition, pursuant to such agreement, we will issue 61,000 Class A ordinary shares on the second anniversary of the employment agreement, 62,000 Class A ordinary shares on the third anniversary of the employment agreement, and 65,000 Class A ordinary shares on all subsequent anniversaries of the employment agreement. All of such Class A ordinary shares will be fully vested upon issuance, but will be restricted from sale or transfer until the earlier of: the third anniversary of the date of such issuance, the one year anniversary of termination of the employment agreement other than “for cause,” death, or disability or the termination of the employment agreement as a result of Mr. Guggenheim’s death or disability.
Impact of the Adoption of SFAS 123(R)
     The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options:
Cost of revenues — services and other	$119	$153	$260	$337
Research and development	154	179	349	395
Sales and marketing	126	147	263	323
General and administrative	791	502	1,127	997

	1,190	981	1,999	2,052

Restricted shares:
General and administrative	(18)	—	288	—

	$1,172	$981	$2,287	$2,052

     Cash received from option exercises under all share-based compensation plans was nominal for the three months ended June 30, 2007 and was approximately $0.7 million for the three months ended June 30, 2006. Cash received from option exercises under all share-based compensation plans was approximately $0.2 million and $0.8 million for the six months ended June 30, 2007 and June 30, 2006, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three and six months ended June 30, 2007 and 2006. On June 27, 2007, we repurchased 1,150,000 stock options for $167,000 from a former executive officer in connection with his departure.
Valuation Assumptions
     We calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.52% - 5.10%	4.82% - 5.22%	4.44% - 5.10%	4.28% - 5.22%
Average expected lives (months)	65	63	65	63
Dividend yield	—	—	—	—
Expected volatility	69%	81% - 84%	69% - 74%	81% - 85%
     Our computation of expected volatility for the three and six months ended June 30, 2007 and 2006 was based on historical volatility of our stock price. Our computation of expected life in the three and six months ended June 30, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

Share-based Payment Award Activity
     The following table summarizes activity under our equity incentive plans:

	Shares	Number of
	Available for	Shares				Weighted Average
	Grant	Outstanding	Exercise Price			Exercise Price
Balance, December 31, 2006	3,940,300	9,680,385				$5.04
Options granted	(112,300)	112,300	$2.34	-	$2.72	$2.51
Restricted shares granted	(60,000)	—	$2.65			$2.65
Options exercised	—	(109,000)	$1.05	-	$1.78	$1.75
Options forfeited	150,886	(349,137)	$1.51	-	$4.00	$3.32
Options expired	—	(307,677)	$1.63	-	$54.25	$4.35

Balance, March 31, 2007	3,918,886	9,026,871				$5.14

Options granted	(254,400)	254,400	$2.12	-	$2.56	$2.27
Options exercised	—	(15,052)	$1.51	-	$2.29	$1.77
Options forfeited	128,810	(738,633)	$1.51	-	$3.94	$2.89
Options expired	—	(1,645,376)	$1.63	-	$54.25	$7.45

Balance, June 30, 2007	3,793,296	6,882,210				$4.73

     The following table summarizes information with respect to options outstanding at June 30, 2007:

			Options Outstanding			Options Currently Exercisable
				Weighted Average
			Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.33	-	$2.12	773,581	3.58	$1.33	611,290	$1.15
$2.13	-	$2.69	557,611	8.21	$2.42	129,910	$2.39
$2.70	-	$2.70	1,258,672	7.35	$2.70	784,606	$2.70
$2.72	-	$2.82	363,757	7.99	$2.77	169,416	$2.77
$2.84	-	$2.84	1,728,797	7.79	$2.84	702,953	$2.84
$2.85	-	$2.99	694,729	6.67	$2.97	306,412	$2.98
$3.00	-	$6.00	843,721	6.48	$4.31	472,500	$4.88
$6.04	-	$81.00	657,342	3.05	$22.55	657,342	$22.55
$82.06	-	$82.06	3,000	2.76	$82.06	3,000	$82.06
$88.00	-	$88.00	1,000	2.42	$88.00	1,000	$88.00

			6,882,210	6.55	$4.73	3,838,429	$6.25

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our Class A ordinary shares. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.
Vested and Unvested Options
     The aggregate intrinsic value of all vested and unvested options outstanding as of June 30, 2007 was approximately $0.6 million, based on the closing price of our Class A ordinary shares on June 29, 2007, which was $2.12.
Exercisable Options
     The aggregate intrinsic value of options currently exercisable as of June 30, 2007 was approximately $0.6 million, based on the closing price of our Class A ordinary shares on June 29, 2007, which was $2.12. The weighted average remaining contractual life of currently exercisable options, calculated from June 30, 2007, is 5.29 years.
Vested and Expected-to-Vest Options
     The number of options vested and expected-to-vest as of June 30, 2007 was 5,812,997, the weighted-average exercise price of which was $5.08. The aggregate intrinsic value of options vested and expected-to-vest as of June 30, 2007 was $0.6 million, based on the closing price of our Class A ordinary shares on June 29, 2007, which was $2.12. The weighted average remaining contractual life of options vested and expected-to-vest as of June 30, 2007 was 6.24 years.
     The number of restricted shares vested and expected to vest as of June 30, 2007 was 121,000.

Intrinsic Value
     The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was nominal for the three months ended June 30, 2007, and was $0.5 million for the three months ended June 30, 2006, and was $0.1 million and $0.5 million for the six months ended June 30, 2007 and June 30, 2006, respectively.
Weighted Average Grant-date Fair Value
     The weighted average grant-date fair value of options granted was $1.43 and $2.06 per share for grants in the three months ended June 30, 2007 and 2006, respectively, and $1.50, and $2.06 per share for grants in the six months ended June 30, 2007 and 2006, respectively.
Unrecognized Compensation Expense
     As of June 30, 2007, there was approximately $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.09 years.
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
     We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $0.4 million of interest expense associated with our uncertain tax positions. As a result of the implementation of FIN 48, we reclassified $0.2 million of accrued interest expense associated with our uncertain tax positions as of December 31, 2006, from current liabilities to long-term liabilities. For the three and six months ended June 30, 2007, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.
Note 11. Commitments and Contingencies
Operating Leases
     We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between January 2008 and May 2012. Total rent expense was $1.2 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. The sublease income was nominal for the three and six months ended June 30, 2007. There was no sublease income for the three and six months ended June 30, 2006.

     Future minimum payments under non-cancelable operating leases as of June 30, 2007 were as follows (in thousands):

Minimum
Year ending December 31,	Commitments
2007 (remaining six months)	$2,851
2008	5,235
2009	4,338
2010	1,151
2011	596
Thereafter	181

$14,352

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
Other Commitments
     In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum purchase commitments under these arrangements as of June 30, 2007 were $0.7 million for the remaining six months of 2007, and $0.4 million for the year ending December 31, 2008.
     As of June 30, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.4 million, which are included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.
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
     In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. On May 24, 2007, the Court referred the parties to non-binding mediation before a magistrate judge in the Northern District of California. On June 19, 2007, the magistrate judge scheduled a settlement conference for October 1, 2007. In addition, the parties were ordered to exchange settlement proposals and to meet and confer in person regarding such proposals on or before September 7, 2007.

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
     In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Wink Communications, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.
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
Note 12. Related Party Transactions
     On January 16, 2007, Kudelski SA and certain of its subsidiaries (which we collectively refer to as Kudelski) completed a stock purchase transaction with Liberty Media Corporation (Liberty), pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. As of June 30, 2007, Kudelski’s total ownership represented approximately 26.5% of the economic interest and approximately 75.2% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.
     During the three and six months ended June 30, 2007 and the three months ended June 30, 2006, the services and support revenue received from Kudelski was not material. During the three months ended March 31, 2006, we had received $0.6 million from Nagravision S.A., a subsidiary of Kudelski, in connection with integration and development work performed for a third party network operator.
     Prior to Kudelski’s purchase of our shares from Liberty, we participated in the Liberty benefits program for employees in the United States at a cost of $0.7 million and $1.4 million for the three and six months ended June 30, 2006. We believe that this participation provided us with better economic terms than we would have otherwise been able to achieve independent of Liberty.

Note 13. Segment Information
     Our chief operating decision maker, or CODM, is our chief executive officer. Our CODM assesses our results and financial performance, and reviews our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
     Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Over the past 12 months, our applications business has included our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business has included our PlayMonteCarlo betting and gaming channel, the development and operation of our Ultimate One platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel.
     Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, communications, facilities, maintenance & support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be possible.
     Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. Alan A. Guggenheim was appointed our new chief executive officer and CODM on March 13, 2007 and has been conducting a comprehensive review of our business and organization since his appointment. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our BettingCorp segment are different than those included when we initially began reporting this segment. Those changes, among other considerations, may affect the manner in which we report our segments in the future.

     Summarized information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Middleware and integrated technologies
Royalties and licenses	$12,976	$13,829	$29,527	$29,410
Services and other	6,953	4,532	12,076	8,783

Subtotal — Middleware and integrated technologies	19,929	18,361	41,603	38,193
Applications
Royalties and licenses	1,055	914	2,365	1,704
Services and other	3,148	3,783	6,284	7,080

Subtotal — Applications	4,203	4,697	8,649	8,784
BettingCorp
Royalties and licenses	35	—	35	—
Services and other	99	663	385	1,640

Subtotal — BettingCorp	134	663	420	1,640

Total Revenues	$24,266	$23,721	$50,672	$48,617

Contribution Margin / (Loss):
Middleware and integrated technologies	$4,570	$6,633	$11,274	$14,291
Applications	350	(176)	438	(969)
BettingCorp	(827)	(905)	(1,694)	(1,714)

Total Contribution Margin	4,093	5,552	10,018	11,608

Unallocated corporate support	(5,179)	(5,167)	(10,794)	(10,407)
Restructuring and impairment costs	28	(20)	28	(20)
Depreciation and amortization	(1,002)	(790)	(1,972)	(1,539)
Amortization of intangible assets	(1,701)	(1,764)	(3,402)	(3,529)
Share-based and non-cash compensation	(1,222)	(996)	(2,363)	(2,094)
Interest income	748	898	1,252	1,448
Other expenses	(123)	(201)	(50)	(198)
Minority interest	9	10	17	19

Loss before income taxes	(4,349)	(2,478)	(7,266)	(4,712)
Income tax expense	515	14	742	907

Net loss	$(4,864)	$(2,492)	$(8,008)	$(5,619)

     Our revenues by geographic area, based on the location of customers, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Europe, Africa and Middle East
United Kingdom	$5,013	21%	$6,153	26%	$11,584	23%	$13,548	28%
Italy	1,478	6%	1,188	5%	3,241	6%	3,135	6%
Other Countries	3,657	15%	4,889	21%	8,896	18%	9,116	19%

Subtotal	10,148	42%	12,230	52%	23,721	47%	25,799	53%

Americas
United States	5,553	23%	7,144	30%	11,364	22%	13,883	28%
Other Countries	907	4%	995	4%	3,271	7%	2,249	5%

Subtotal	6,460	27%	8,139	34%	14,635	29%	16,132	33%

Asia Pacific
Japan	4,815	20%	717	3%	6,501	13%	2,055	4%
Other Countries	2,843	11%	2,635	11%	5,815	11%	4,631	10%

Subtotal	7,658	31%	3,352	14%	12,316	24%	6,686	14%

	$24,266	100%	$23,721	100%	$50,672	100%	$48,617	100%

     Three major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Echostar	11%	16%	10%	16%
Thomson	9%	9%	13%	9%
Jupiter	13%	—	6%	—
     British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 19% and 20% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 21% and 23% of total revenues for the six months ended June 30, 2007 and 2006, respectively, taking into account the royalties that are paid by three manufacturers who sell set-top boxes to BSkyB, including shipments by Thomson, and by customers transacting on our PlayJam service on BSkyB channels.
     Five customers accounted for 13%, 13%, 13%, 12% and 10% of net accounts receivable as of June 30, 2007. One customer accounted for 14% of net accounts receivable as of June 30, 2006.
     Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$367	$733	$1,098	$1,238
Other countries	120	298	293	430

	$487	$1,031	$1,391	$1,668

     Long-lived assets (*) by geographic area were as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$7,827	$9,022
Other countries	2,737	3,036

	$10,564	$12,058

(*)Long-lived assets include property and equipment, and other assets

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
     As of June 30, 2007, Kudelski SA, through two of its subsidiaries, owned 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares, representing approximately 26.5% of the economic interest and 75.2% of the voting interest of our ordinary shares on an undiluted basis.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP, as applicable to financial statements for interim reporting periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In preparing these unaudited condensed consolidated financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting polices and estimates have the greatest potential impact on our unaudited condensed consolidated financial statements: revenue recognition, valuation allowances for doubtful accounts and deferred tax assets, impairment of goodwill and long-lived assets, restructuring costs and share-based compensation. All of these accounting policies and estimates, together with their underlying assumptions, and their impact on our financial statements, have been discussed with the audit committee of our board of directors.
     There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2007 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.

Three and Six Months Ended June 30, 2007 and 2006
Revenues
     Revenues for the three months ended June 30, 2007 were $24.3 million, an increase of $0.6 million, or 3%, from $23.7 million for the same period in 2006. Revenues for the six months ended June 30, 2007 were $50.7 million, an increase of $2.1 million, or 4%, from $48.6 million for the same period in 2006. Revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Revenue	2006	Revenue	2007	Revenue	2006	Revenue
Royalties and licenses	$14.1	58%	$14.7	62%	$32.0	63%	$31.1	64%
Services and other	10.2	42%	9.0	38%	18.7	37%	17.5	36%

Total revenues	$24.3	100%	$23.7	100%	$50.7	100%	$48.6	100%

     Royalties. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We have historically realized revenues through one-time royalty payments and ongoing license fees. More recently, we have entered into license agreements with network operators that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed by the network operator for so long as that box remains in possession or use by the network operator. Our royalties usually result from several different types of arrangements. In the case of our set-top box software, these may include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of volume discounts to our customers and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year.
     Licenses. We also derive license fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, our advanced advertising products and participation TV products. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or, in the case of our advanced advertising products, can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.
     Royalties and license revenues for the three months ended June 30, 2007 decreased $0.6 million, or 4%, to $14.1 million compared to the same period in 2006.
     Europe, Middle East and Africa accounted for approximately $6.1 million in royalties and license revenues for the three months ended June 30, 2007. Royalties and license revenues related to British Sky Broadcasting, or BSkyB, accounted for $3.3 million, or 23%, of our total worldwide royalties and license revenues for the three months ended June 30, 2007. Overall, revenues for the region in the second quarter of 2007 decreased $0.5 million as compared to the same period in 2006. Royalties and license revenues related to BSkyB were $0.5 million higher in the second quarter of 2007 than in the same period in 2006, primarily as a result of increased standard set-top box shipments and increased shipments of our software for personal video recording (PVR). We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we would expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and license revenues from other customers in the region were, in the aggregate,

$1.0 million lower in the second quarter of 2007 as compared to the same period in 2006, primarily as a result of reduced standard set-top box shipments.
     The Americas region accounted for approximately $4.0 million in royalties and license revenue for the three months ended June 30, 2007. EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $2.2 million, or 16%, of our total worldwide royalties and license revenues for the three months ended June 30, 2007. Overall, royalties and license revenues for the region in the second quarter of 2007 decreased $2.0 million as compared to the same period in 2006. Royalty and license revenues from EchoStar were $1.2 million lower in the second quarter of 2007 than in the same period in 2006. Although the level of set-top box shipments to EchoStar remained consistent, total revenues from EchoStar in the second quarter of 2007 were affected by a reduction in amortization as compared to the same period in 2006. Because we previously committed to develop a limited number of unspecified future applications pursuant to an applications development agreement entered into contemporaneously with the middleware license agreement, the royalty payments we have previously received from EchoStar under that license agreement were amortized over its original seven-year term expiring in September 2006. The middleware license agreement is renewable on an annual basis, and was renewed by EchoStar until September 2007. The term of the applications development agreement has also been extended until September 2007. As a result, we are currently amortizing revenues from EchoStar over the remaining term of the middleware license agreement. In the first quarter of 2007, we amended our license agreement with Bell ExpressVu, which converted its pricing model from an upfront royalty to a recurring subscription fee per set-top box payable over the term of the customer’s use of our middleware. As a result, royalty revenues from this customer in the second quarter of 2007 were $0.9 million lower than in the second quarter of 2006. We expect the cumulative per set-top box subscription fees paid by Bell ExpressVu over the expected period of use of the set-top box to compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee.
     The Asia Pacific region accounted for approximately $4.0 million in royalties and license revenues for the three months ended June 30, 2007. Overall, royalties and license revenues for the region in the second quarter of 2007 increased $1.8 million as compared to the same period in 2006. Royalties and license revenues from shipments of our integrated browser and extensions in certain digital television sets distributed within Japan accounted for an increase of $1.7 million, and increased amortization and shipments from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006, accounted for an increase of $0.5 million. Royalties and license revenues from other customers in the region were $0.4 million lower in the second quarter of 2007 than in the same period in 2006, primarily as a result of increased set-top box and digital television set shipments.
     Royalties and license revenues for the six months ended June 30, 2007 increased $0.9 million, or 3%, to $32.0 million compared to the same period in 2006.
     Europe, Middle East and Africa accounted for approximately $14.4 million in royalties and license revenues for the six months ended June 30, 2007. Royalties and license revenues related to BSkyB accounted for $7.7 million, or 24%, of our total worldwide royalties and license revenues for the six months ended June 30, 2007. Overall, revenues for the region decreased $0.2 million from the same period in 2006, principally as a result of a net decrease in set-top box shipments. Royalties and license revenues related to BSkyB were $1.1 million higher in the first six months of 2007 than in the same period in 2006, primarily as a result of increased standard set-top box shipments and increased shipments of our PVR software. Royalties and license revenues from other customers in the region were, in the aggregate, $1.3 million lower in the first six months of 2007 than in the same period in 2006, primarily as a result of reduced standard set-top box shipments.
     The Americas region accounted for approximately $9.9 million in royalties and license revenues for the six months ended June 30, 2007. EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $4.5 million, or 14%, of our total worldwide royalties and license revenues for the six months ended June 30, 2007. Overall, royalties and license revenues for the region in the first six months of 2007 decreased $1.9 million from the same period in 2006. Royalties and license revenues related to NET in Brazil, for whom we had received the first royalty report in the second quarter of 2006 increased by $1.2 million in the first six months of 2007. This increase was offset by lower royalty and license revenues from EchoStar, which were $2.4 million lower than in the same period in 2006. Although the level of set-top box shipments to EchoStar remained consistent, total revenues from EchoStar in the first six months of 2007 were affected by the same reduction in amortization as described above in respect of the three months ended June 30, 2007. Royalty and license revenues from Bell ExpressVu, an existing customer in the region, which had converted from an upfront royalty to recurring subscription fee per set-top box accounted for a decrease of $1.0 million. We expect the cumulative per set-top box subscription fees paid by Bell ExpressVu over the expected period of use of the set-top box to compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. In the aggregate, other customers also accounted for a net increase of $0.3 million.
     The Asia Pacific region accounted for approximately $7.7 million in royalties and license revenues for the six months ended June 30, 2007. Overall, royalties and license revenues for the region increased $2.9 million as compared to the same period in 2006. Royalties and license revenues from shipments of our integrated browser and extensions in certain digital television sets distributed within Japan accounted for an increase of $2.1 million, and increased amortization and shipments from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006, accounted for an increase of $1.1 million. Royalties and license revenues from other customers in the region were, in the aggregate, $0.3 million lower in the first six months of 2007 than in the same period in 2006, primarily as a result of reduced standard set-top box shipments.
     Services and Other. Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees and revenue shares and programming fees. Professional service revenues are generally derived from consulting engagements for network operators, set-top box manufacturers and system integrators. Maintenance, support and training revenues are generally realized as services are provided to network operators and set-top box manufacturers. A set-top box manufacturer’s decision to purchase maintenance and support from us depends largely on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator. Service usage fees and revenue share payments are generally derived from our PlayJam games channels, our PlayMonteCarlo betting and gaming channel which we sold in the fourth quarter of 2006, and revenue shares for advertising and other interactive services. We also derived programming fees in 2006 from our NASCAR agreement, which was not renewed for the 2007 season, and from other programmers.
     Services and other revenues for the three months ended June 30, 2007 increased $1.2 million, or 13%, to $10.2 million as compared to the same period in 2006.
     During the three months ended June 30, 2007, we realized, in the aggregate, increases of $2.4 million in fees from discrete development and integration service engagements, increases of $0.2 million in revenue share payments, and increases of $0.4 million in maintenance and support fees and advanced advertising related services principally as a result of further deployment of our products by existing customers. These increases were partially offset by decreases of $0.5 million in PlayJam games channel fees resulting from increased competition, decreases of $0.7 million in service usage fees and revenue share payments resulting from the fourth quarter sale of our PlayMonteCarlo betting and gaming channel, and decreases of $0.6 million in services revenues from our NASCAR agreement, which was not renewed for the 2007 season. As discussed previously, beginning in 2007 we will no longer operate our NASCAR service or PlayMonteCarlo betting and gaming channel. As a result, we expect a decrease in both related service revenues and network infrastructure and bandwidth costs associated with these arrangements.
     Services and other revenues for the six months ended June 30, 2007 increased $1.2 million, or 7%, to $18.7 million as compared to the same period in 2006. During six months ended June 30, 2007, we realized, in the aggregate, increases of $3.1 million in fees from discrete development and integration service engagements, increases of $0.2 million in revenue share payments, and increases of $1.4 million in maintenance and support fees from middleware and integrated technologies customers and advanced advertising related services principally as a result of further deployment of our products by existing customers. These increases were partially offset by decreases of $0.9 million in PlayJam games channel fees resulting from increased competition, decreases of $1.7 million in service usage fees and revenue share payments resulting from the fourth quarter 2006 sale of our PlayMonteCarlo betting and gaming channel in the United Kingdom, and decreases of $0.9 million in services revenues from our NASCAR agreement, which was not renewed for the 2007 season.
Cost of Revenues
     Our total cost of revenues for the three months ended June 30, 2007 were $13.0 million, an increase of $1.9 million, or 17%, from $11.1 million for the same period in 2006. Our total cost of revenues for the six months ended June 30, 2007 were $25.1 million, an increase of $3.2 million, or 15%, from $21.9 million for the same period in 2006. Cost of revenues by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Revenue	2006	Revenue	2007	Revenue	2006	Revenue
Cost of royalties and licenses	$1.9	8%	$1.8	8%	$3.7	8%	$3.7	8%
Cost of services and other	11.1	46%	9.3	39%	21.4	42%	18.2	37%

Total cost of revenues	$13.0	54%	$11.1	47%	$25.1	50%	$21.9	45%

     Cost of Royalties and Licenses. Cost of royalties and licenses consist primarily of materials and shipping costs, amortization of developed technology and patents and patent-related legal costs.
     Cost of royalties and licenses for the three months ended June 30, 2007 increased $0.1 million to $1.9 million as compared to the same period in 2006. As a percentage of revenues, cost of royalties and licenses remained at 8% as compared to the same period in 2006.
     Cost of royalties and licenses for the six months ended June 30, 2007 remained at $3.7 million as compared to the same period in 2006. As a percentage of revenues, cost of royalties and licenses remained at 8% as compared to the same period in 2006.
     Cost of Services and Other. Cost of services and other consist primarily of headcount and headcount-related support costs associated with maintenance and support and professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our interactive games and betting channels.
     Cost of services and other for the three months ended June 30, 2007 increased $1.8 million, or 19%, to $11.1 million compared to the same period in 2006. As a percentage of revenues, cost of services and other increased to 46% from 39% in the same period in 2006. Headcount and headcount-related costs increased $0.9 million, due to an increase in hiring to staff new and ongoing projects. In addition, we experienced an increase of $2.1 million in consulting and subcontractor costs associated with staffing of professional service engagements. These increases were partially offset by a decrease of $1.1 million in network infrastructure and bandwidth costs principally as a result of the sale of our PlayMonteCarlo channel in the fourth quarter of 2006 and as a result of lower revenue share payments in respect of our PlayJam games channels.
     Cost of services and other for the six months ended June 30, 2007 increased $3.2 million, or 18%, to $21.4 million compared to the same period in 2006. As a percentage of revenues, cost of services and other increased to 42% from 37% in the same period in 2006. Headcount and headcount-related costs increased $2.1 million, due to an increase in hiring to staff new and ongoing projects. In addition, we experienced an increase of $2.8 million in consulting and subcontractor costs associated with staffing of professional service engagements and an increase of $0.3 million in materials used in professional service engagements. These increases were partially offset by a decrease of $2.0 million in network infrastructure and bandwidth costs principally as a result of the sale of our PlayMonteCarlo channel in the fourth quarter of 2006 and as a result of lower revenue share payments in respect of our PlayJam games channels.
Operating Expenses
     Our total operating expenses for the three months ended June 30, 2007 were $16.2 million, an increase of $0.4 million, or 3%, from $15.8 million for the same period in 2006. Our total operating expenses for the six months ended June 30, 2007 were $34.0 million, an increase of $1.3 million, or 4%, from $32.7 million for the same period in 2006. Operating expenses by line item were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Revenue	2006	Revenue	2007	Revenue	2006	Revenue
Research and development	$8.0	33%	$7.7	33%	$16.9	33%	$16.0	33%
Sales and marketing	3.0	12%	3.3	14%	5.9	12%	6.0	12%
General and administrative	4.7	20%	4.3	18%	10.2	20%	9.6	20%
Amortization of intangible assets	0.5	2%	0.5	2%	1.0	2%	1.1	2%

Total Operating Expenses	$16.2	67%	$15.8	67%	$34.0	67%	$32.7	67%

     Research and Development. Research and development expenses consist primarily of headcount and headcount-related support costs, travel costs, consulting and subcontractor costs incurred for both new product development and enhancements to our existing software products and applications.
     Research and development remains important to our long-term growth strategy. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are sufficient to develop our technologies and product offerings.
     Research and development expenses for the three months ended June 30, 2007 increased $0.3 million, or 4%, to $8.0 million compared to the same period in 2006. As a percentage of revenues, research and development expenses remained at 33% as compared to the same period in 2006. The increase was primarily as a result of $0.3 million in increased headcount and headcount-related costs to staff new and ongoing projects.
     Research and development expenses for the six months ended June 30, 2007 increased $0.9 million, or 6%, to $16.9 million compared to the same period in 2006. As a percentage of revenues, research and development expenses remained consistent as compared to the same period in 2006. The increase in expenses was primarily as a result of $0.8 million in increased headcount and headcount-related costs and $0.1 million in increased consulting and subcontractor costs, both to staff new and ongoing projects.
     Sales and Marketing. Sales and marketing expenses consist primarily of headcount and headcount-related support costs, travel, consulting and subcontractor costs, and marketing-related expenses.
     Sales and marketing expenses for the three months ended June 30, 2007 decreased $0.3 million, or 9%, to $3.0 million compared to the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 12% from 14% in the same period in 2006. The decrease is primarily attributable to reduced marketing and trade show related spending.
     Sales and marketing expenses for the six months ended June 30, 2007 decreased $0.1 million, or 2%, to $5.9 million compared to the same period in 2006. As a percentage of revenues, sales and marketing expenses remained at 12% as compared to the same period in 2006. The decrease in expenses is primarily attributable to $0.3 million in reduced marketing and trade show related spending, which was offset by $0.2 million in increased headcount and headcount-related overhead costs to support our increased sales efforts.
     General and Administrative. General and administrative expenses consist primarily of headcount and headcount-related support costs, fees for professional services, including litigation costs, and provision for doubtful accounts.
     General and administrative expenses for the three months ended June 30, 2007 increased $0.4 million, or 9%, to $4.7 million compared to the same period in 2006. As a percentage of revenues, general and administrative expenses increased to 20% from 18% in the same period in 2006. The increase relates primarily to higher costs associated with executive personnel-related costs, including share-based compensation expense relating to the repurchase of 1,150,000 stock options from a former executive in connection with his departure, and compensation of our board of directors.
     General and administrative expenses for the six months ended June 30, 2007 increased $0.6 million, or 6%, to $10.2 million compared to the same period in 2006. As a percentage of revenues, general and administrative expenses remained at 20% as compared to the same period in 2006. The increase relates primarily to higher costs associated with executive personnel-related costs, including share-based compensation expense relating to the repurchase of 1,150,000 stock options from a former executive in connection with his departure, and compensation of our board of directors.

     Amortization of Intangible Assets. Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses include amounts relating to the amortization of developed technologies and patents.
     For the three months ended June 30, 2007, amortization of intangible assets remained at $0.5 million as compared to the same period in 2006. The related intangibles were acquired as a result of our acquisitions of Wink Communications in 2002 and CAM Systems in 2005.
     For the six months ended June 30, 2007, amortization of intangible assets was $1.0 million as compared to $1.1 million for the same period in 2006.
Interest Income, Other Expense and Minority Interest
     Interest income was $0.7 million for the three months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2007, compared with $0.9 million and $1.5 million, respectively, for the same periods in the prior year. Interest income includes interest earned on cash, cash equivalents and short and long-term marketable debt securities.
Income Taxes
     Our income tax expense of $0.5 million for the three months ended June 30, 2007 was primarily attributable to foreign taxes, state taxes, and increases to reserves for identified potential foreign tax exposures. Our income tax expense was nominal for the three months ended June 30, 2006. During the second quarter of 2006, we obtained tax refunds from amended returns in Australia and a favorable Swiss tax ruling. As a result, we recognized tax benefits of $0.5 million and $0.7 million, respectively, in the second quarter of 2006. These benefits were offset by foreign and state taxes of approximately $1.2 million incurred during the same period.
     Our income tax expense of $0.7 million for the six months ended June 30, 2007 was primarily attributable to foreign taxes, state taxes, and increases to reserves for identified potential foreign tax exposures. Our income tax expense of $0.9 million for the six months ended June 30, 2006 was primarily attributable to foreign taxes, state taxes, and increases to reserves for identified potential foreign tax exposures, net of the benefits described above.
     On January 1, 2007, we adopted FIN 48, an interpretation of SFAS No. 109. As a result of the adoption, we did not have an adjustment to accumulated deficit.
Business Segment Results
     Our chief operating decision maker, or CODM, is our chief executive officer. Our CODM assesses our results and financial performance, and reviews our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
     Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Over the past 12 months, our applications business has included our advanced advertising, PlayJam and NASCAR products and related technologies. Our BettingCorp business has included our PlayMonteCarlo betting and gaming channel, the development and operation of our Ultimate One platform and the marketing of our OpenTV Participate product that is based on the Ultimate One technology. Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel.
     Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including headcount and headcount-related overhead costs, communications, facilities, maintenance & support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may not be possible.
     Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. Alan A. Guggenheim was appointed our new chief executive officer and CODM on March 13, 2007 and has been conducting a comprehensive review of our business and organization since his appointment. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our BettingCorp segment are different than those included when we initially began reporting this segment. Those changes, among other considerations, may affect the manner in which we report our segments in the future.
     Revenues and contribution margin, as reconciled to net loss on a GAAP basis, by segment were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% of Segment Revenue	2006	% of Segment Revenue	2007	% of Segment Revenue	2006	% of Segment Revenue
Revenues:
Middleware and integrated technologies
Royalties and licenses	$13.0	65%	$13.8	75%	$29.6	71%	$29.4	77%
Services and other	7.0	35%	4.5	25%	12.1	29%	8.7	23%

Subtotal — Middleware and integrated technologies	20.0	100%	18.3	100%	41.7	100%	38.1	100%
Applications
Royalties and licenses	1.1	26%	0.9	19%	2.4	28%	1.7	19%
Services and other	3.1	74%	3.8	81%	6.2	72%	7.1	81%

Subtotal — Applications	4.2	100%	4.7	100%	8.6	100%	8.8	100%
BettingCorp
Royalties and licenses	—	—	—	—	—	—	—	—
Services and other	0.1	100%	0.7	100%	0.4	100%	1.7	100%

Subtotal — BettingCorp	0.1	100%	0.7	100%	0.4	100%	1.7	100%

Total Revenues	$24.3		$23.7		$50.7		$48.6

Contribution Margin / (Loss):
Middleware and integrated technologies	$4.6		$6.7		$11.3		$14.3
Applications	0.3		(0.2)		0.4		(1.0)
BettingCorp	(0.8)		(0.9)		(1.7)		(1.7)

Total Contribution Margin	4.1		5.6		10.0		11.6

Unallocated corporate support	(5.2)		(5.2)		(10.8)		(10.4)
Restructuring and impairment costs	—		—		—		—
Depreciation and amortization	(1.0)		(0.8)		(2.0)		(1.5)
Amortization of intangible assets	(1.7)		(1.8)		(3.4)		(3.6)
Share-based and non-cash compensation	(1.2)		(1.0)		(2.3)		(2.1)
Interest income	0.7		0.9		1.2		1.5
Other expense	(0.1)		(0.2)		—		(0.2)
Minority interest	—		—		—		—

Loss before income taxes	(4.4)		(2.5)		(7.3)		(4.7)
Income tax expense	0.5		—		0.7		0.9

Net loss	$(4.9)		$(2.5)		$(8.0)		$(5.6)

Middleware and integrated technologies
     Revenues from the middleware and integrated technologies business for the three months ended June 30, 2007 increased 9% from the same period in 2006 to $20.0 million. Revenues from the middleware and integrated technologies business for the six months ended June 30, 2007 increased 9% from the same period in 2006 to $41.7 million.
     Royalties and license revenues from set-top box shipments and other product sales accounted for 65% and 75% of segment revenues for the three months ended June 30, 2007 and 2006, respectively. Royalties and license revenues from set-top box shipments and other product sales accounted for 71% and 77% of segment revenues for the six months ended June 30, 2007 and 2006, respectively. Royalties and license revenues from the middleware and integrated technologies business account for the majority of our overall royalties and license revenues, and increased in 2007 due to the additional shipments of set-top boxes and digital televisions and amortization of license and royalty revenues. As a percentage of segment revenues, royalties and license revenues declined primarily as a result of a greater relative increase in service revenues from discrete middleware professional service projects and increased maintenance and support fees.
     Services and other consists primarily of professional services consulting engagements for network operators, set-top box manufacturers and system integrators and maintenance, support and training. This category accounted for 35% of segment revenues in the three months ended June 30, 2007, an increase from 25% of segment revenues in the same period in 2006. This category accounted for 29% of segment revenues in the six months ended June 30, 2007, an increase from 23% of segment revenues in the same period in 2006. The increases in 2007 were due to a significant amount of discrete middleware professional service projects and increased maintenance and support fees from customers in 2007.
     Middleware and integrated technologies costs consist primarily of headcount and headcount-related support costs and consulting and subcontractor costs associated with billable professional services engagements. Total contribution margin for the middleware and integrated technologies business in the three months ended June 30, 2007 decreased 31% from 2006 to $4.6 million resulting principally from increased consulting and subcontractor costs associated with staffing of professional service engagements, and from increased headcount and headcount-related costs which was due to our continued investment in this segment. Total contribution margin for the middleware and integrated technologies business in the six months ended June 30, 2007 decreased 21% from 2006 to $11.3 million resulting principally from increased consulting and subcontractor associated with staffing of professional service engagements, and from increased headcount and headcount-related costs due to our continued investment in this segment.
Applications
     Revenues from the applications business for the three months ended June 30, 2007 were $4.2 million, a decrease of $0.5 million, or 11%, from $4.7 million in the same period in 2006. Royalties and license revenues increased $0.2 million, principally as a result of increased license revenues from increased deployment of our advanced advertising-related products. This partially offset a decline of $0.7 million in services revenues, principally as a result of a $0.5 million decline in PlayJam games channel fees due to increased competition and a $0.6 million decline in services revenues from our NASCAR service, which we no longer operate. These service revenue declines were partially offset by a $0.4 million increase in advanced advertising-related services and maintenance and support revenues primarily due to additional deployments of our products by existing customers.
     Revenues from the applications business for the six months ended June 30, 2007 were $8.6 million, a decrease of $0.2 million, or 2%, from $8.8 million in the same period in 2006. Royalties and license revenues increased $0.7 million, principally as a result of increased license revenues from increased deployment of our advanced advertising-related products. This offset a decline of $0.9 million in services revenues primarily resulting from a decline in PlayJam games channel fees due to increased competition and a $0.9 million decline in services revenues from our NASCAR service, which we no longer operate. These service revenue declines were partially offset by a $0.9 million increase in advanced advertising-related services and maintenance and support revenues primarily due to additional deployments of our products by existing customers.
     Contribution margin for the applications business for the three months ended June 30, 2007 increased $0.5 million to a gain of $0.3 million. This increase reflects the higher margins from increased royalties and license revenues, as well as a reduction in both associated network infrastructure costs and bandwidth costs resulting from the decline in use of our PlayJam service and from the termination of our NASCAR service. Contribution margin for the applications business for the six months ended June 30, 2007 increased $1.4 million to a gain of $0.4 million. This increase reflects the higher margins from increased royalties and license revenues, as well as a reduction in both associated network infrastructure costs and bandwidth costs resulting from the decline in use of our PlayJam service and from the termination of our NASCAR service.
BettingCorp
     Revenues from the BettingCorp business for the three months ended June 30, 2007 decreased by $0.6 million to $0.1 million primarily as a result of a decrease of $0.7 million due to the fourth quarter 2006 sale of our PlayMonteCarlo betting and gaming channel, which was partially offset by increased revenues of $0.1 million from our OpenTV Participate product. Revenues from the BettingCorp business for the six months ended June 30, 2007 decreased by $1.3 million to $0.4 million, primarily as a result of the fourth quarter 2006 sale of our PlayMonteCarlo betting and gaming channel, which was partially offset by increased revenues of $0.4 million from our OpenTV Participate product.
     Contribution loss for the BettingCorp business decreased to $0.8 million for the first three months ended June 30, 2007. The sale of our PlayMonteCarlo betting and gaming channel and the resulting decrease in service revenues offset an associated reduction in infrastructure and bandwidth costs and lower revenue sharing costs associated with the service. Contribution loss for the BettingCorp business remained at $1.7 million for the first six months ended June 30, 2007 as compared to the same period in 2006. The sale of our PlayMonteCarlo betting and gaming channel and the resulting decrease in service revenues offset an associated reduction in infrastructure and bandwidth costs and lower revenue sharing costs associated with the service.
Deferred Revenue
     We have entered into multiple-element arrangements for products and services with customers including Time Warner Cable, Essel Group (which operates the DishTV network in India), EchoStar’s DISH Network, UnitedGlobalCom (or UGC, a subsidiary of Liberty Global), Innovative Systems, FOXTEL, Austar and Comcast. Portions of the amounts that we have invoiced to Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL and Austar under those arrangements have been deferred and will be included as revenue over time in our middleware and integrated technologies business. Portions of those amounts that we have invoiced to Comcast under our agreement with Comcast will be included as revenue over time in our applications business. The arrangements with these customers include maintenance and support, for which vendor specific objective evidence, or VSOE, of fair value did not exist at the time the respective agreement was signed with each customer. In addition, several of these arrangements provide for the delivery of specified future products, for which such evidence of fair value also did not exist. All revenues under arrangements for which we are obligated to provide specified future products are initially deferred. Upon final delivery of all specified products under each arrangement, recognition will then depend on whether or not VSOE of fair value for maintenance and support exists. In instances where VSOE of fair value for maintenance and support still does not exist, we will generally recognize all revenues from the arrangement either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided. In instances where VSOE of fair value for maintenance and support exists, we will generally recognize the maintenance and support revenues over the remaining period if the related maintenance and support will be provided and all other deferred revenues upon the final delivery.
     As of June 30, 2007, we recorded $32.8 million in deferred revenue compared with $25.6 million at the end of 2006. Of that total deferred amount at June 30, 2007, $23.4 million, or 71%, was deferred as a result of the arrangements with Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL, Austar, and Comcast described in the preceding paragraphs. The remaining $9.4 million, or 29%, of our deferred revenue as of June 30, 2007 was principally attributable to maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.
     Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $23.4 million of deferred revenue at June 30, 2007 resulting from the Essel Group, EchoStar, UGC, Innovative Systems, FOXTEL, Austar, and Comcast arrangements (in millions):

Expected Recognition
Year Ending December 31,	of Deferred Revenue
2007 (remaining six months)	$13.6
2008	4.9
Thereafter	4.9

$23.4

     In order to determine the expected recognition of deferred revenue set forth in the foregoing table, we make judgments and estimates regarding, among other things, future deliverable products and services, the appropriate valuation of those products and services and expected changes in customer requirements. These judgments and estimates could differ from actual events, particular those that involve factors outside of our control. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with GAAP, there can be no assurance that the conditions to recording that revenue will be satisfied.
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
     As of June 30, 2007, we had cash and cash equivalents of $45.3 million, which was a decrease of $3.3 million from December 31, 2006. Taking into account short-term and long-term marketable debt securities of $28.8 million, our cash, cash equivalents and marketable debt securities were $74.1 million as of June 30, 2007 as compared to $65.2 million as of December 31, 2006, and $65.0 million as of June 30, 2006. The mix of cash and short-term and longer-term securities may change in the future as we make decisions regarding the composition of our investment portfolio. Our primary source of cash is receipts from customers. In addition, we may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski. The primary uses of cash are operating and capital expenditures.
     Our cash balances as of June 30, 2007 were positively affected by $5.5 million of cash from financing activities, which included a $5.4 million capital contribution from Liberty in connection with its sale of its controlling interest in our company to Kudelski, and $4.8 million of cash provided by operating activities. These were offset by a negative cash flow from investing activities of $13.6 million, primarily as a result of a net increase in investments in marketable debt securities. Our cash balances as of June 30, 2006 were positively affected by $1.6 million in cash generated from operating activities, $0.8 million from the issuance of ordinary shares in connection with option exercises and the net sale of $0.3 million of marketable debt securities. These increases were used to fund $1.7 million of capital expenditures.
     Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2007. This increase is primarily a result of increased customer billings that are not yet recognizable, which increased deferred revenue by $7.2 million. Accounts receivable decreased $1.8 million due to increased collection efforts of key U.S. customers. Such improvements were partially offset by the $8.0 million net loss, adjusted for depreciation and amortization of $5.4 million. Accrued liabilities decreased $3.5 million, primarily due to the payment of the annual employee bonuses in the first quarter of 2007.
     Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2006. This increase is primarily the result of a $1.5 million increase in deferred revenue due to customer billings that are not yet recognizable. Prepaid expenses and other current assets decreased $1.6 million due to regular amortization and the refund of foreign income taxes. These improvements were partially offset by the $5.6 million net loss, adjusted for depreciation and amortization of $5.1 million.
     Net cash used in investing activities was $13.6 million for the six months ended June 30, 2007 which was due primarily to the acquisition of $1.4 million of computer equipment for research and development activities and $12.2 million for the net purchase of marketable debt securities.
     Net cash used in investing activities was $1.4 million for the six months ended June 30, 2006 which was due primarily to the acquisition of $1.7 million of property and equipment. Our investing activities yielded $0.2 million in net proceeds from the sales of marketable debt securities.
     Our financing activities provided $5.5 million in the six months ended June 30, 2007 which was primarily due to a capital contribution of $5.4 million from Liberty, representing the premium payable pursuant to a February 2006 agreement between OpenTV and Liberty.
     Our financing activities provided $0.8 million in the six months ended June 30, 2006 which was due to the sales of common stock through the exercise of stock options.
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
Commitments and Contractual Obligations
     Information as of June 30, 2007 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

		Due in
		remaining six	Due in 2008-	Due in 2010-	Due in 2012 or
	Total	months of 2007	2009	2011	after
Operating leases obligations	$14.4	$2.9	$9.6	$1.7	$0.2
Noncancellable purchase obligations	1.1	0.7	0.4	—	—

Total contractual obligations	$15.5	$3.6	$10.0	$1.7	$0.2

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
     In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of June 30, 2007 were $0.7 million for the remaining six months of 2007, and $0.4 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.
     As of June 30, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.4 million, which is included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.
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
     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2007 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of June 30,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2007	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%

Marketable debt securities	$28,819	$28,926	$28,712	$29,033	$28,605
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
Foreign Currency Exchange Rate Risk
     We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency.
     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We regularly assess foreign currency exchange rate risk that results from our global operations. We did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures, during the first six months of 2007. We expect over time, however, that a more significant number of our European customers may seek to pay us in Euros, which may affect our risk profile and require us to make use of appropriate hedging strategies. While we anticipate a certain portion of our revenues in 2007 will be paid to us in Euros, we do not believe that such payments will require a material change in our existing hedging policies.
Item 4. Controls and Procedures
     Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation as of June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
     The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.
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
     In April 2005, Liberate sold substantially all of the assets of its North American business to Double C Technologies, a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and Double C Technologies indicated in a filing with the United States District Court that Double C Technologies had assumed all liability related to this litigation. On May 24, 2007, the Court referred the parties to non-binding mediation before a magistrate judge in the Northern District of California. On June 19, 2007, the magistrate judge scheduled a settlement conference for October 1, 2007. In addition, the parties were ordered to exchange settlement proposals and to meet and confer in person regarding such proposals on or before September 7, 2007.
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
     In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Wink Communications, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 Annual Meeting of Stockholders held on June 27, 2007, each of the following individuals was elected to our board of directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld
James A. Chiddix	367,038,132	11,670,821
Joseph Deiss	378,108,008	600,945
Lucien Gani	366,787,925	11,921,028
Alan A. Guggenheim	367,072,039	11,636,914

Nominee	Votes For	Votes Withheld
André Kudelski	364,690,165	14,018,788
Jerry Machovina	378,078,629	630,324
Mercer Reynolds	378,093,350	615,603
Pierre Roy	366,787,821	11,921,132
Claude Smadja	366,781,112	11,927,841
     The following proposal was also approved at our annual meeting of stockholders:

	Votes For	Votes Against	Votes Abstained
Ratification of the appointment of Grant Thornton LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2007.	378,294,001	256,515	158,437
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

OpenTV Corp.
Date: August 2, 2007	By:	/s/ Shum Mukherjee
Shum Mukherjee
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith