Form 10-Q
period 2007-09-30
OPENTV CORP
filed 2007-11-07
CIK 1096958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from          to

Commission File Number: 001-15473

OPENTV CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Sacramento Street	94111
San Francisco, California	(Zip Code)
(Address of principal executive offices)

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
Large accelerated filer  ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑
     As of September 30, 2007, the Registrant had outstanding (not including 76,327 Class A ordinary shares held in treasury):
109,579,861 Class A ordinary shares, no par value; and
30,206,154 Class B ordinary shares, no par value

OpenTV, the OpenTV logo and our product and service names are trademarks, service marks or registered trademarks or service marks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product and service names mentioned herein may be trademarks, service marks or registered trademarks or service marks of their respective owners.

Part I. Financial Information
Item 1. Financial Statements
OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006 *
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,167	$48,309
Short-term marketable debt securities	22,159	8,681
Accounts receivable, net of allowance for doubtful accounts of $713 and $348 at September 30, 2007 and December 31, 2006, respectively	20,722	18,684
Prepaid expenses and other current assets	6,008	5,477
Current assets of discontinued operations	2,095	2,505

Total current assets	97,151	83,656

Long-term marketable debt securities	2,966	7,928
Property and equipment, net	6,566	7,016
Goodwill	95,061	95,019
Intangible assets, net	13,614	18,477
Other assets	4,584	4,827
Non-current assets of discontinued operations	85	3,841

Total assets	$220,027	$220,764

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,245	$3,879
Accrued liabilities	16,775	15,816
Accrued restructuring	709	416
Deferred revenue	25,784	12,614
Current liabilities of discontinued operations	1,349	1,660

Total current liabilities	46,862	34,385

Accrued liabilities, net of current portion	2,703	3,121
Accrued restructuring, net of current portion	1,054	1,954
Deferred revenue, net of current portion	8,720	12,987

Total liabilities	59,339	52,447

Commitments and contingencies (Note 13)

Minority interest	460	486

Shareholders’ equity:
Class A ordinary shares, no par value, 500,000,000 shares authorized; 109,656,188 and 107,906,960 shares issued and outstanding, including treasury shares, at September 30, 2007 and December 31, 2006, respectively	2,235,905	2,235,495
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 and 30,631,746 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	35,953	35,953
Additional paid-in capital	499,608	491,630
Treasury shares at cost, 76,327 shares	(38)	(38)
Accumulated other comprehensive loss	(83)	(261)
Accumulated deficit	(2,611,117)	(2,594,948)

Total shareholders’ equity	160,228	167,831

Total liabilities, minority interest and shareholders’ equity	$220,027	$220,764

*	The condensed consolidated balance sheet at December 31, 2006 has been derived from the company’s audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share amounts)
Revenues:
Royalties and licenses	$16,188	$17,327	$48,115	$48,441
Services and other	7,486	7,644	23,630	21,678

Total revenues	23,674	24,971	71,745	70,119
Cost of revenues:
Royalties and licenses	1,390	2,010	5,091	5,697
Services and other	9,884	8,221	29,084	23,222

Total cost of revenues	11,274	10,231	34,175	28,919

Gross profit	12,400	14,740	37,570	41,200
Operating expenses:
Research and development	8,704	7,883	25,011	23,124
Sales and marketing	2,801	3,151	8,690	8,977
General and administrative	6,629	4,562	16,750	13,952
Restructuring and impairment costs	—	—	(28)	20
Amortization of intangible assets	412	515	1,432	1,574

Total operating expenses	18,546	16,111	51,855	47,647

Loss from operations	(6,146)	(1,371)	(14,285)	(6,447)
Interest income	1,161	825	2,407	2,270
Other income / (expenses)	715	37	665	(161)
Minority interest	9	9	26	28

Loss before income taxes	(4,261)	(500)	(11,187)	(4,310)
Income tax expense	486	1,098	1,325	2,195

Net loss from continuing operations	(4,747)	(1,598)	(12,512)	(6,505)
Discontinued operations:
Income / (loss) from discontinued operations, net of tax	238	(185)	(5)	(897)
Impairment of assets of discontinued operations, net of tax	(3,652)	—	(3,652)	—

Net loss from discontinued operations	(3,414)	(185)	(3,657)	(897)

Net loss	$(8,161)	$(1,783)	$(16,169)	$(7,402)

Net loss per share from continuing operations, basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.04)
Net loss per share from discontinued operations, basic and diluted	(0.03)	—	(0.03)	(0.01)

Net loss per share, basic and diluted	$(0.06)	$(0.01)	$(0.12)	$(0.05)

Shares used in per share calculation, basic and diluted	139,052,035	137,648,870	138,734,827	137,005,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,169)	$(7,402)
Less: Loss from discontinued operations	(3,657)	(897)

Net loss from continuing operations	(12,512)	(6,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,844	2,220
Amortization of intangible assets	4,863	5,280
Share-based compensation	2,741	2,772
Non-cash employee compensation	82	95
Provision for doubtful accounts	456	24
Write-off of accounts receivable	(91)	—
(Gain) loss on disposal of property and equipment	(3)	24
Minority interest	(26)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(2,403)	(2,067)
Prepaid expenses and other current assets	(531)	883
Other assets	243	(1,766)
Accounts payable	(1,634)	141
Accrued liabilities	541	3,038
Accrued restructuring	(607)	(371)
Deferred revenue	8,903	1,720

Net cash provided by operating activities of continuing operations	2,866	5,460
Net cash provided by (used in) operating activities of discontinued operations	182	(280)

Total net cash provided by operating activities	3,048	5,180

Cash flows from investing activities:
Purchase of property and equipment	(2,325)	(2,707)
Proceeds from disposal of property and equipment	27	—
Proceeds from sale of marketable debt securities	11,481	10,466
Purchase of marketable debt securities	(19,984)	(7,175)

Net cash (used in) provided by investing activities of continuing operations	(10,801)	584
Net cash used in investing activities of discontinued operations	(20)	(17)

Total net cash (used in) provided by investing activities	(10,821)	567

Cash flows from financing activities:
Repurchase of employee stock options	(167)	—
Capital contribution from the controlling shareholder	5,395	—
Proceeds from issuance of ordinary shares	269	796

Net cash provided by financing activities of continuing operations	5,497	796

Effect of exchange rate changes on cash and cash equivalents of continuing operations	296	216
Effect of exchange rate changes on cash and cash equivalents of discontinuing operations	(214)	(315)

Total effect of exchange rate changes on cash and cash equivalents	82	(99)

Net (decrease) increase in cash and cash equivalents of continuing operations	(2,142)	7,056
Net decrease in cash and cash equivalents of discontinued operations	(52)	(612)

Net (decrease) increase in cash and cash equivalents	(2,194)	6,444

Cash and cash equivalents, beginning of period, of continuing operations	48,309	46,267
Cash and cash equivalents, beginning of period, of discontinued operations	307	962

Cash and cash equivalents, beginning of period	48,616	47,229

Cash and cash equivalents, end of period, of continuing operations	46,167	53,323
Cash and cash equivalents, end of period, of discontinued operations	255	350

Cash and cash equivalents, end of period	$46,422	$53,673

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,205)	$(1,178)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$42	$17,576

Value of bonus shares issued to employees	$—	$2,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
          In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as our December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal reoccurring adjustments, necessary to fairly state the information set forth within. As it relates to unaudited condensed consolidated financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the interim period financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Principles of Consolidation
          The accompanying unaudited condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2007 presentation, primarily related to discontinued operations and the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
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
     Discontinued Operations
          In September 2007, we committed to a plan to divest Static Holding Ltd. (Static), which is our subsidiary that operates our PlayJam business (PlayJam). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the net assets associated with such business unit are currently considered as “held-for-sale”, and the financial results of the disposal group have been classified as discontinued operations in our unaudited condensed consolidated financial statements for all periods presented. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.
Note 2. Summary of Significant Accounting Policies
     Income Taxes
          On January 1, 2007, we adopted FIN 48, which clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption did not result in an adjustment to accumulated deficit. See Note 12 (Income Taxes) for further detail regarding the adoption of this interpretation.
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.
Note 3. Net Loss Per Share
          Basic and diluted net losses per share were computed using the weighted average number of ordinary shares outstanding during the periods presented. The following weighted items as of September 30, 2007 and 2006 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Class A ordinary shares issuable upon exercise of stock options	6,704,061	10,991,876	8,106,386	10,484,967

Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	670,066	715,185	674,714	727,534

Class B ordinary shares issuable for shares of OpenTV, Inc.
Class B common stock	—	—	—	112,515
          Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 0.8 million and 1.6 million for the three months ended September 30, 2007 and 2006, respectively, and 1.0 million and 2.4 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 4. Discontinued Operations
          In July 2001, we acquired Static, an interactive TV media and entertainment company, which has become our PlayJam business unit included in our applications segment. In September 2007, we committed to a plan to divest Static. In accordance with SFAS 144, the net assets associated with such business unit are currently considered as “held-for-sale”, and the financial results of this disposal group have been classified as discontinued operations in our unaudited condensed consolidated financial statements for all periods presented.
          As a result of a reassessment of the carrying value of the long-lived assets of the discontinued operations, in accordance with SFAS 144 and SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), during the three months ended September 30, 2007, we recorded an impairment charge of $3.6 million in our applications segment representing the entire goodwill balance for PlayJam, and a nominal amount of impairment charge to property and equipment. We determined fair values based on current expectations for the business and expected sales price.

          The assets and liabilities classified as discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$255	$307
Accounts receivable	1,709	1,876
Prepaid expenses and other current assets	131	322

Total current assets of discontinued operations	$2,095	$2,505

Goodwill	$—	$3,626
Property and equipment, net	85	215

Total non-current assets of discontinued operations	$85	$3,841

Accounts payable	$194	$456
Accrued liabilities	1,155	1,204

Total current liabilities of discontinued operations	$1,349	$1,660

          The results of operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues - services and other	$1,278	$1,582	$3,879	$5,051
Cost of revenues - services and other	874	1,409	3,095	4,659

Gross profit	404	173	784	392
Research and development	205	366	761	1,142
Sales and marketing	—	37	—	161
General and administrative	101	132	271	356
Impairment of goodwill	3,626	—	3,626	—
Impairment of property and equipment	26	—	26	—

Loss from operations	(3,554)	(362)	(3,900)	(1,267)
Interest income	5	2	11	5

Loss from discontinued operations before income taxes	(3,549)	(360)	(3,889)	(1,262)
Income tax benefit	(135)	(175)	(232)	(365)

Net loss from discontinued operations	$(3,414)	$(185)	$(3,657)	$(897)

          The cash flows from the discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows, relate to the ongoing operations of PlayJam and are expected to continue until the divestiture occurs, which is expected to be in the fourth quarter of 2007.
          As of September 30, 2007, the balance of foreign currency translation adjustments associated with PlayJam was $0.1 million and will be eliminated upon divestiture and included in the gain / (loss) from discontinued operations. See Note 10 (Other Comprehensive Loss).

Note 5. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2007	2006
Prepaid expenses and other current assets:
Value added tax	$297	$606
Current deferred tax asset	233	274
Deferred contract costs	2,786	650
Other	2,692	3,947

	$6,008	$5,477

Property and equipment:
Computers and equipment	$14,938	$15,093
Software	5,370	5,233
Furniture and fixtures	1,419	2,632
Leasehold improvements	2,930	2,645

	24,657	25,603
Less accumulated depreciation and amortization	(18,091)	(18,587)

	$6,566	$7,016

Other assets:
Deposits	$810	$820
Deferred contract costs	3,322	3,136
Other	452	871

	$4,584	$4,827

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$9,828	$8,323
Accrued professional fees	962	1,222
Accrued marketing	1,139	1,457
Accrued income taxes	3,214	3,611
Deferred rent	1,570	1,569
Other	2,765	2,755

	$19,478	$18,937

          As of September 30, 2007 and December 31, 2006, accounts receivable included approximately $3.1 million and $1.3 million, respectively, of unbilled receivables.
Note 6. Goodwill
          As a result of a reassessment of the carrying value of the long-lived assets of our discontinued operations, in accordance with SFAS 144 and SFAS 142, during the three months ended September 30, 2007, we recorded an impairment charge of $3.6 million in our applications segment representing the entire goodwill balance for PlayJam. See Note 4 (Discontinued Operations).
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

Note 7. Intangible Assets
          The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

	September 30, 2007				December 31, 2006
	Useful	Gross		Net	Net
	Life in	Carrying	Accumulated	Carrying	Carrying
	Years	Amount	Amortization	Amount	Amount
Intangible assets:
Patents	5-13	$14,102	$(4,611)	$9,491	$10,872
Developed technologies	3-5	8,600	(6,547)	2,053	4,103
Contracts and relationships	5	3,300	(1,374)	1,926	3,302
Trademarks	4	300	(156)	144	200

		$26,302	$(12,688)	$13,614	$18,477

          The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $1.5 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively, and $4.9 million and $5.3 million for the nine months ended September 30, 2007 and 2006, respectively. Of the aggregate amount, $1.1 million and $1.2 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended September 30, 2007 and 2006, respectively, and $3.5 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.
          The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending December 31,	Expense
2007 (remaining three months)	$1,024
2008	3,303
2009	1,796
2010	1,526
2011	1,085
2012	1,085
Thereafter	3,795

$13,614

Note 8. Restructuring and Impairment Costs
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
          The following sets forth the restructuring activity during the nine months ended September 30, 2007 (in thousands):

	Employee
	Severance	Excess
	and Benefits	Facilities	Total
Accrued restructuring as of December 31, 2006, current and non-current	$1,001	$1,369	$2,370

Cash payments	(488)	(125)	(613)
Reclassification to lease expenses	—	34	34
Adjustment of original estimate	(28)	—	(28)

Accrued restructuring as of September 30, 2007, current and non-current	$485	$1,278	$1,763

          The outstanding accrual for employee severance and benefits as of September 30, 2007 is expected to be paid and reduced to zero by the first quarter of 2008. The outstanding accrual for excess facilities relates to operating lease obligations, which expire in 2016.
Note 9. Employee Bonus
          On August 27, 2007, our board of directors approved the adoption of a 2007 Management Bonus and Equity Issuance Plan. A total of 1,020,230 restricted Class A ordinary shares were issued pursuant to this plan during the three months ended September 30, 2007. In connection with that issuance, we reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan in accordance with the terms of that plan. See Note 11 (Share-based Compensation Plans).
          During the three months ended March 31, 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.
          During the three months ended March 31, 2006, we paid approximately $0.2 million in cash to our employees as a bonus for achievement of company and individual in performance objective in 2005. During the three months ended June 30, 2006, we paid the full remaining 2005 bonus net of withholding taxes in the form of 935,664 shares of our Class A ordinary shares with an aggregate value of $2.7 million (based on the closing price for our Class A ordinary shares on the issuance date) to our employees in the United States and the United Kingdom and cash to our employees in other jurisdictions. In connection with that issuance, we reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan in accordance with the terms of that plan.
Note 10. Other Comprehensive Loss
          The components of other comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reported net loss	$(8,161)	$(1,783)	$(16,169)	$(7,402)

Other comprehensive gains (losses):

Foreign currency translation gains (losses)	131	61	165	(41)

Unrealized gains (losses) on available-for-sale investments, net of income taxes	(6)	72	13	44

Total comprehensive loss	$(8,036)	$(1,650)	$(15,991)	$(7,399)

          The balance of foreign currency translation adjustments associated with PlayJam was $0.1 million and $0.4 million as of September 30, 2007 and December 31, 2006, respectively. Upon divestiture of PlayJam, the associated balance of foreign currency translation adjustment will be eliminated upon divestiture and included in the gain / (loss) from discontinued operations.
Note 11. Share-based Compensation Plans
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
          As a result of our stockholders’ approval of the 2005 Plan on November 10, 2005, no further awards will be granted under the 1999 Plan, 2001 Plan or 2003 Plan. The 1999 Plan, 2001 Plan and 2003 Plan remain in existence for the sole purpose of governing outstanding options issued there under until such time as such options expire or have been exercised or cancelled. Options issued under the 1999 Plan, 2001 Plan and 2003 Plan that are forfeited or cancelled will no longer be available for future issuance.
          2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment and are then returned to the pool and available for reissuance. A total of 7,955,894 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of September 30, 2007, options to purchase 2,134,946 Class A ordinary shares were outstanding under the 2005 Plan, and 3,804,337 shares were available for future grant.
          1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of September 30, 2007, options to purchase 2,221,681 Class A ordinary shares were outstanding under the 1999 Plan.
          1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of September 30, 2007, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.
          2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of September 30, 2007, options to purchase 141,734 Class A ordinary shares were outstanding under the 2001 Plan.
          2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expired ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of September 30, 2007, options to purchase 1,820,353 Class A ordinary shares were outstanding under the 2003 Plan.
          Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of September 30, 2007, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

          Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of September 30, 2007, options to purchase 35,926 Class A ordinary shares were outstanding under the Assumed ACTV Plan.
          Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for issuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.
     Restricted Shares Issued to Former Chief Executive Officer (CEO)
          In March 2007, we entered into an employment agreement with Alan A. Guggenheim, our former CEO. Pursuant to that agreement, we issued Mr. Guggenheim 60,000 restricted Class A ordinary shares under our 2005 Plan on the date of the employment agreement. In August 2007, Mr. Guggenheim stepped down as CEO. The restricted shares issued to Mr. Guggenheim were fully vested upon issuance but are restricted from sale or transfer until August 2008.
     2007 Management Bonus and Equity Issuance Plan
          In August 2007, our board of directors approved the adoption of a 2007 Management Bonus and Equity Issuance Plan (2007 Plan). The 2007 Plan provides that:
•	2007 bonus awards for certain senior management of OpenTV, other than the former CEO (Alan A. Guggenheim), shall be based upon achievement of our profitability targets;

•	the profitability targets are based upon our cumulative net income measured over any four consecutive fiscal quarters during the period commencing April 1, 2007 and ending December 31, 2009 (Cumulative Net Income), where Cumulative Net Income is based on net income as publicly reported in our financial statements, subject to certain exclusions;

•	subject to achievement of the profitability targets, bonus awards will be comprised of a cash amount and a grant of restricted Class A ordinary shares issued pursuant to the 2005 Plan; and

•	the restricted shares will vest, and the cash will become payable, in each case on a pro rata basis, based on the following schedule:
•	(i) 62.5% upon OpenTV achieving Cumulative Net Income equal to or greater than zero,

•	(ii) 12.5% upon OpenTV achieving Cumulative Net Income equal to $4,000,000, and

•	(iii) 25% upon OpenTV achieving Cumulative Net Income equal to $6,000,000.
          As defined by SFAS No. 123 (revised 2004), “Share-based Payment,” (SFAS 123(R)), the 2007 Plan has both a performance and service element. Accordingly, once vesting is considered probable, we recognize expense on a straight-line basis over the remaining requisite service period. Final compensation cost is recognized only for the awards that ultimately vest. The 2007 Plan payout is a combination of restricted stock and cash. As of September 30, 2007, we have issued 1,020,230 restricted Class A ordinary shares under the 2005 Plan and have accrued approximately $0.1 million of expense related to probable achievement of performance targets.
          As of September 30, 2007, none of the profitability targets applicable to shares issued under the 2007 Plan had been achieved and thus, restrictions remained in effect as to all such shares.

     Impact of the Adoption of SFAS 123(R)
          The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options and 2007 Plan:
Cost of revenues — services and other	$120	$120	$369	$420
Research and development	168	155	511	564
Sales and marketing	75	130	338	452
General and administrative	147	339	1,274	1,336

	510	744	2,492	2,772

CEO restricted shares:
General and administrative	(39)	—	249	—

	$471	$744	$2,741	$2,772

          Cash received from option exercises under all share-based compensation plans was nominal for the three months ended September 30, 2007 and 2006. Cash received from option exercises under all share-based compensation plans was approximately $0.3 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation costs. No share-based compensation costs were capitalized for the three and nine months ended September 30, 2007 and 2006. On June 27, 2007, we repurchased 1,150,000 stock options for $167,000 from James A. Chiddix, our former CEO, in connection with his resignation as CEO.
     Valuation Assumptions
          We calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.21% - 5.02%	4.51% - 5.19%	4.21% - 5.10%	4.28% - 5.22%
Average expected lives (months)	65	63	65	63
Dividend yield	—	—	—	—
Expected volatility	67%	79%	67% - 74%	79% - 85%
          Our computation of expected volatility for the three and nine months ended September 30, 2007 and 2006 was based on historical volatility of our stock price. Our computation of expected life in the three and nine months ended September 30, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.
          We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant.

     Option Award Activity
          The following table summarizes stock option activity under our equity incentive plans:

	Number of
	Options		Weighted Average
	Outstanding	Exercise Price	Exercise Price
Balance, December 31, 2006	9,680,385		$5.04
Options granted	112,300	$2.34 - $2.72	$2.51
Restricted shares granted	—	$2.65	$2.65
Options exercised	(109,000)	$1.05 - $1.78	$1.75
Options forfeited	(349,137)	$1.51 - $4.00	$3.32
Options expired	(307,677)	$1.63 - $54.25	$4.35

Balance, March 31, 2007	9,026,871		$5.14

Options granted	254,400	$2.12 - $2.56	$2.27
Options exercised	(15,052)	$1.51 - $2.29	$1.77
Options forfeited	(738,633)	$1.51 - $3.94	$2.89
Options expired	(1,645,376)	$1.63 - $54.25	$7.45

Balance, June 30, 2007	6,882,210		$4.73

Options granted	100,000	$1.32 - $2.11	$1.64
Options exercised	(101,854)	$0.33	$0.33
Options forfeited	(128,626)	$1.63 - $3.71	$2.82
Options expired	(242,356)	$1.51 - $54.25	$3.51

Balance, September 30, 2007	6,509,374		$4.83

          The following table summarizes information with respect to options outstanding at September 30, 2007:

			Options Outstanding			Options Currently Exercisable
				Weighted Average
			Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.33	-	$ 2.12	725,014	4.44	$1.48	477,986	$1.29
$ 2.13	-	$ 2.69	532,841	8.14	$2.43	159,874	$2.39
$ 2.70	-	$ 2.70	1,205,599	6.91	$2.70	810,689	$2.70
$ 2.72	-	$ 2.82	358,300	7.62	$2.77	189,228	$2.77
$ 2.84	-	$ 2.84	1,613,130	7.75	$2.84	749,210	$2.84
$ 2.85	-	$ 3.05	700,875	6.74	$2.98	322,479	$2.99
$ 3.06	-	$ 6.00	728,137	5.98	$4.48	470,485	$4.92
$ 6.04	-	$81.00	641,478	2.83	$22.73	641,478	$22.73
$82.06	-	$82.06	3,000	2.51	$82.06	3,000	$82.06
$88.00	-	$88.00	1,000	2.17	$88.00	1,000	$88.00

			6,509,374	6.46	$4.83	3,825,429	$6.28

          Intrinsic Value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our Class A ordinary shares. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.
          The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.1 million for the three months ended September 30, 2007, and was nominal for the three months ended September 30, 2006. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.2 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.
          Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of September 30, 2007 was approximately $0.2 million, based on the closing price of our Class A ordinary shares on September 28, 2007, which was $1.48.
          Exercisable Options. The aggregate intrinsic value of options currently exercisable as of September 30, 2007 was approximately $0.2 million, based on the closing price of our Class A ordinary shares on September 28, 2007, which was $1.48. The weighted average remaining contractual life of currently exercisable options, calculated from September 30, 2007, is 5.41 years.
          Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of September 30, 2007 was 5,561,908, the weighted-average exercise price of which was $5.19. The aggregate intrinsic value of options vested and expected-to-vest as of September 30, 2007 was $0.2 million, based on the closing price of our Class A ordinary shares on September 28, 2007, which was $1.48. The weighted average remaining contractual life of options vested and expected-to-vest as of September 30, 2007 was 6.19 years.
          Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $1.01 and $2.15 per share for grants in the three months ended September 30, 2007 and 2006, respectively, and $1.39 and $2.07 per share for grants in the nine months ended September 30, 2007 and 2006, respectively.
     Restricted Shares Activity
          The following table summarizes activity relating to restricted shares issued pursuant to our 2007 Plan and restricted shares issued to Mr. Guggenheim, our former CEO:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
Unvested shares balance, December 31, 2006	—
Former CEO restricted shares granted	60,000	$2.65
Former CEO restricted shares vested	(60,000)	$2.65
Unvested restricted shares granted	1,020,230	$1.43

Unvested shares balance, September 30, 2007	1,020,230	$1.43

     Unrecognized Compensation Expense
          As of September 30, 2007, there was approximately $2.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.00 years.
          As of September 30, 2007, there was approximately $1.4 million of unrecognized compensation cost related to unvested restricted shares issued under the 2007 Plan that could be recognized through December 31, 2009.
Note 12. Income Taxes
          On January 1, 2007, we adopted FIN 48. FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption did not result in an adjustment to accumulated deficit. The total gross amount of unrecognized tax benefits as of the date of adoption was $2.6 million. Of this total, $1.7 million represents the amount that, if recognized, would favorably affect our income tax rate in future periods. As a result of the implementation of FIN 48, we reclassified $1.7 million of unrecognized tax benefits as of December 31, 2006, from current liabilities to long-term liabilities.
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
          We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $0.4 million of interest expense associated with our uncertain tax positions. As a result of the implementation of FIN 48, we reclassified $0.2 million of accrued interest expense associated with our uncertain tax positions as of December 31, 2006, from current liabilities to long-term liabilities. For the nine months ended September 30, 2007, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.
Note 13. Commitments and Contingencies
     Operating Leases
          We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between November 2007 and May 2012. Total rent expense was $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. The sublease income was nominal for the three and nine months ended September 30, 2007. There was no sublease income for the three and nine months ended September 30, 2006.
          Future minimum payments under non-cancelable operating leases as of September 30, 2007 were as follows (in thousands):

Minimum
Year ending December 31,	Commitments
2007 (remaining three months)	$1,365
2008	5,235
2009	4,338
2010	1,151
2011	596
Thereafter	181

$12,866

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
     Other Commitments
          In the ordinary course of business we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum purchase commitments under these arrangements as of September 30, 2007 were $0.4 million for the remaining three months of 2007, and $0.4 million for the year ending December 31, 2008.
          As of September 30, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.4 million, which are included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.
          As of December 31, 2006, we had three standby letters of credit aggregating approximately $1.2 million, for the same purpose as stated above. We pledged approximately $0.5 million of restricted cash, which was included under other assets and one certificate of deposit of $1.0 million, which was included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.

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
          In April 2005, Liberate sold substantially all of the assets of its North American business to TVWorks, LLC (formerly known as Double C Technologies), a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and TVWorks indicated in a filing with the United States District Court that TVWorks had assumed all liability related to this litigation. On October 1, 2007, OpenTV, Liberate and TVWorks participated in a settlement conference with a magistrate judge of the Northern District of California. On November 6, 2007, OpenTV and Liberate filed a proposed consent judgment with the District Court, which, if approved by the court, would result in the issuance of a permanent injunction against Liberate restraining and enjoining Liberate from violating the OpenTV patents at issue. In addition, the proposed consent judgment would result in the dismissal of all Liberate counterclaims against OpenTV. Separately, subject to court approval of the consent judgment, TVWorks has agreed to pay OpenTV the amount of $1.5 million in exchange for a limited release covering solely Liberate’s activities prior to TVWorks’ acquisition. The proposed consent judgment is subject to court approval, and there can be no guarantee that such approval will be obtained.
          Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions was filed in the United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. In November 2001, a similar securities class action was filed in the United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The complaints allege undisclosed and improper practices concerning the allocation of initial public offering shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000 and Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation , 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. All claims against our and Wink Communications’ officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us and Wink Communications. The Court’s order dismissed all claims against us and Wink Communications except for a claim brought under Section 11 of the Securities Act of 1933.
          In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Wink Communications, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement.
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

Note 14. Related Party Transactions
          On January 16, 2007, Kudelski SA and certain of its subsidiaries (which we collectively refer to as Kudelski) completed a stock purchase transaction with Liberty Media Corporation (Liberty), pursuant to which Kudelski acquired 6,533,951 of our Class A ordinary shares and 30,206,154 of our Class B ordinary shares from Liberty. As of September 30, 2007, Kudelski’s total ownership represented approximately 26.7% of the economic interest and approximately 75.1% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. Pursuant to an agreement we previously entered into with Liberty in February 2006, we expect to receive a capital contribution of up to $19.7 million in cash, representing 71.4% of the premium received by Liberty in the Kudelski transaction. We received $5.4 million of this amount on the closing date of the Kudelski transaction and may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski. During the three months ended September 30, 2007, we recorded approximately $0.4 million interest income related to such unpaid capital contribution from Kudelski.
          During the three and nine months ended September 30, 2007, the services and support revenue received from Kudelski was not material. During the three months ended September 30, 2006, the services and support revenue received from Kudelski was not material. During the three months ended March 31, 2006, we had received $0.6 million from Nagravision S.A., a subsidiary of Kudelski, in connection with integration and development work performed for a third party network operator.
          Prior to Kudelski’s purchase of our shares from Liberty, we participated in the Liberty benefits program for employees in the United States at a cost of $0.7 million and $2.1 million for the three and nine months ended September 30, 2006. We believe that this participation provided us with better economic terms than we would have otherwise been able to achieve independent of Liberty.
Note 15. Segment Information
          Our chief operating decision maker, or CODM, is our Chief Operating Officer and Acting CEO. Our CODM assesses our results and financial performance and reviews our internal budgeting reports on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”(SFAS 131).
          Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Over the past 12 months, our applications business has included our advanced advertising, PlayJam, NASCAR service and related technologies. Our BettingCorp business has included our PlayMonteCarlo betting and gaming channel and the development and marketing of our OpenTV Participate product that is based on the Ultimate One technology.
          Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel. During September 2007, we committed to a plan to divest Static, which operates our PlayJam business. In accordance with SFAS 144, the net assets associated with such reporting unit are currently considered as “held-for-sale”, and the financial results of the disposal group have been classified as discontinued operations in our unaudited condensed consolidated financial statements for all periods presented.
          Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including personnel and personnel-related support costs, communications, facilities, maintenance & support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management. Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business.

          Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
          Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. Nigel W. Bennett was appointed Chief Operating Officer and Acting CEO and CODM on August 29, 2007 and has been conducting a comprehensive review of our business and organization since his appointment. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our BettingCorp segment are different than those included when we initially began reporting this segment. Finally, due to our plan to divest Static, which operates our PlayJam games business, we have disclosed the associated financial results as discontinued operations, which means that the assets now included within our Applications segment are different than those included when we initially began reporting this segment. These changes, among other considerations, may affect the manner in which we report our segments in the future.

          Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Middleware and integrated technologies
Royalties and licenses	$14,864	$15,205	$44,391	$44,615
Services and other	5,592	4,207	17,684	12,990

Subtotal — Middleware and integrated technologies	20,456	19,412	62,075	57,605
Applications
Royalties and licenses	1,239	868	3,604	2,572
Services and other	1,778	1,995	5,446	5,606

Subtotal — Applications	3,017	2,863	9,050	8,178
Betting Corp
Royalties and licenses	85	1,254	120	1,254
Services and other	116	1,442	500	3,082

Subtotal — Betting Corp	201	2,696	620	4,336

Total Revenues	$23,674	$24,971	$71,745	$70,119

Contribution Margin / (Loss):
Middleware and integrated technologies	$4,765	$6,917	$16,039	$21,208
Applications	467	(507)	1,157	(704)
Betting Corp	(764)	1,162	(2,458)	(552)

Total Contribution Margin	4,468	7,572	14,738	19,952

Unallocated corporate support	(7,727)	(5,610)	(18,521)	(16,012)
Restructuring and impairment costs	—	—	28	(20)
Depreciation and amortization	(949)	(784)	(2,844)	(2,220)
Amortization of intangible assets	(1,461)	(1,751)	(4,863)	(5,280)
Share-based and non-cash compensation	(477)	(798)	(2,823)	(2,867)
Interest income	1,161	825	2,407	2,270
Other expenses	715	37	665	(161)
Minority interest	9	9	26	28

Loss before income taxes	(4,261)	(500)	(11,187)	(4,310)
Income tax expense	486	1,098	1,325	2,195

Net loss from continuing operations	$(4,747)	$(1,598)	$(12,512)	$(6,505)

Discontinued operations:
Income / (loss) from discontinued operations, net of tax	238	(185)	(5)	(897)
Impairment of assets of discontinued operations, net of tax	(3,652)	—	(3,652)	—

Net loss from discontinued operations	(3,414)	(185)	(3,657)	(897)

Net loss	$(8,161)	$(1,783)	$(16,169)	$(7,402)

          Our revenues by geographic area, based on the location of customers, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Europe, Africa and Middle East
United Kingdom	$5,377	23%	$4,640	19%	$14,706	20%	$15,202	22%
Italy	1,065	4%	1,532	6%	4,224	6%	4,666	7%
Other Countries	4,535	19%	4,771	19%	13,496	19%	13,959	20%

Subtotal	10,977	46%	10,943	44%	32,426	45%	33,827	49%

Americas
United States	5,184	22%	6,634	26%	16,375	23%	20,060	28%
Other Countries	1,462	6%	1,353	6%	4,733	7%	4,255	6%

Subtotal	6,646	28%	7,987	32%	21,108	30%	24,315	34%

Asia Pacific
Japan	2,985	13%	3,089	12%	9,486	13%	5,142	7%
Other Countries	3,066	13%	2,952	12%	8,725	12%	6,835	10%

Subtotal	6,051	26%	6,041	24%	18,211	25%	11,977	17%

	$23,674	100%	$24,971	100%	$71,745	100%	$70,119	100%

          Two major customers accounted for the following percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Echostar	9%	13%	10%	15%
Thomson	16%	11%	15%	10%
          British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 20% and 14% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 18% and 17% of total revenues for the nine months ended September 30, 2007 and 2006, respectively, taking into account the royalties that are paid by three manufacturers who sell set-top boxes to BSkyB.
          One customer accounted for 11% of net accounts receivable as of September 30, 2007. Two customers accounted for 20% and 11%, respectively, of net accounts receivable as of September 30, 2006.
          Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$623	$731	$1,721	$1,969
Other countries	331	314	604	738

	$954	$1,045	$2,325	$2,707

          Long-lived assets by geographic area were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Property and equipment:
United States	$4,699	$5,025
Other countries	1,867	1,991

	$6,566	$7,016

Other assets
United States	$3,761	$3,997
Other countries	823	830

	$4,584	$4,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.
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
Overview of Our Business
          We are one of the world’s leading providers of software solutions for digital and interactive television. Our software enables cable, satellite, telecommunications, and digital terrestrial operators, which we refer to as “network operators,” to offer an enhanced television experience to their viewers.
          The majority of our revenues typically comes from one-time royalty fees from network operators or manufacturers of set-top boxes, once a set-top box, which incorporates our software, has been shipped to, or activated by, the network operator. We also derive revenues from the licensing of related software and interactive content and applications associated with the delivery of digital and interactive television, as well as from licensing products that enable advanced advertising solutions. In addition, we receive professional services fees from consulting, systems integration and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.
          We have recently signed subscription-based licensing agreements under which we receive monthly payments for each set-top box that includes our software that our customers deploy, for so long as those set-top boxes remain active. As we pursue additional subscription-based arrangements, our revenue model may change over time.
          As of September 30, 2007, Kudelski SA and its affiliates owned approximately 26.7% of the economic interest and 75.1% of the voting interest of OpenTV.
Recent Events
          On August 29, 2007, Alan A. Guggenheim stepped down as our President and CEO and resigned from our board of directors. On the same day, Nigel W. Bennett was appointed as our Chief Operating Officer and Acting CEO, and Mauro Saladini was appointed as a member of our board of directors.
          In September 2007, we signed a letter of intent to sell Static Holding Ltd, which operates our PlayJam games business. This sale is subject to negotiation of definitive agreements, which will include customary closing conditions, but we expect to close the transaction by December 31, 2007. In accordance with SFAS 144, the net assets associated with such business unit are currently considered as “held-for-sale”. Accordingly, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been revised for all periods presented to reflect this business as a discontinued operation. Unless noted otherwise, discussions in this Quarterly Report on Form 10-Q pertain only to continuing operating activities.
          On November 6, 2007, OpenTV and Liberate Technologies, Inc. filed a proposed consent judgment with the United States District Court for the Northern District of California, which, if approved by the court, would resolve the patent infringement lawsuit filed by OpenTV against Liberate in February 2002. The proposed judgment would result in the issuance of a permanent injunction against Liberate restraining and enjoining Liberate from violating the OpenTV patents at issue. In addition, the proposed consent judgment would result in the dismissal of all Liberate counterclaims against OpenTV. Separately, subject to court approval of the consent judgment, TVWorks, LLC (formerly known as Double C Technologies, LLC), a joint venture between Comcast Corporation and Cox Communications, has agreed to pay OpenTV $1.5 million in exchange for a limited release covering solely Liberate’s activities prior to TVWorks’ acquisition of Liberate’s North American assets in April 2005. The proposed consent judgment is subject to court approval, and there can be no guarantee that such approval will be obtained.
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

          We believe the following critical accounting policies and estimates have the greatest potential impact on our unaudited condensed consolidated financial statements: revenue recognition, allowances for doubtful accounts, tax valuation allowances, deferred tax assets, impairment of goodwill and long-lived assets, restructuring costs and share-based compensation. All of these accounting policies and estimates, together with their underlying assumptions and their impact on our financial statements, have been discussed with the audit committee of our board of directors.
          There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2007 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Financial Highlights for the Three and Nine Months Ended September 30, 2007 and 2006
Revenues
          Revenues were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Royalties and licenses	$16.2	68%	$17.3	69%	$(1.1)	(6%)
Services and other	7.5	32%	7.7	31%	(0.2)	(3%)

Total revenues	$23.7	100%	$25.0	100%	$(1.3)	(5%)

          Revenues were as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2007	%	2006	%	$Change	% Change
Royalties and licenses	$48.1	67%	$48.4	69%	$(0.3)	(1%)
Services and other	23.6	33%	21.7	31%	1.9	9%

Total revenues	$71.7	100%	$70.1	100%	$1.6	2%

          We have entered into commercial arrangements involving both product licenses and service elements that are bundled together under generally accepted accounting principles. Revenues from such bundled offerings have been allocated to each of the “Royalties and licenses” and “Services and other” revenue line items based on the relative fair values of the product and service elements in each of the contracts. Our determination of relative fair value of each of these elements is based on the relative amounts of the fees for the product licenses and service elements, as set forth in each of the applicable contracts.
     Royalty revenues. We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We have historically realized revenues through one-time royalty payments and ongoing license fees. More recently, we have entered into license agreements with network operators that will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed by the network operator for so long as that box remains in possession or use by the network operator.
          Our royalties usually result from several different types of arrangements. In the case of our set-top box software, these may include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, or sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of the licensed middleware products, based on the volume of the customer’s previous deployments of the particular licensed products, and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.
          A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases, as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year.
     Other license revenues. We also derive fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Software Developers Kit, our advanced advertising products and our OpenTV Participate product. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or, in the case of our advanced advertising products, can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.
     Services and other revenues. Services and other revenues consist primarily of professional services, maintenance and support, training, service usage fees, revenue sharing arrangements, and programming fees. Professional service revenues are generally derived from deployment and integration consulting engagements for network operators, set-top box manufacturers, and system integrators. Service usage fees and revenue sharing arrangements are generally derived from our PlayMonteCarlo gaming channel which was sold in the fourth quarter of 2006 and revenue sharing arrangements for advertising and other interactive services. We also derived programming fees in 2006 from our NASCAR service agreement, which was not renewed for the 2007 season, and from other programmers.
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
          Revenues were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Royalties and licenses:
Americas	$4.3	26%	$5.5	32%	$(1.2)	(22%)
Europe, Middle East, and Africa	8.4	52%	8.0	46%	0.4	5%
Asia Pacific	3.5	22%	3.8	22%	(0.3)	(8%)

Total royalties and licenses	16.2	100%	17.3	100%	(1.1)	(6%)

Services and other:
Americas	2.3	31%	2.6	34%	(0.3)	(12%)
Europe, Middle East, and Africa	2.7	36%	2.9	38%	(0.2)	(7%)
Asia Pacific	2.5	33%	2.2	28%	0.3	14%

Total services and other	7.5	100%	7.7	100%	(0.2)	(3%)

Total revenues	$23.7		$25.0		$(1.3)	(5%)

          Revenues were as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Royalties and licenses:
Americas	$14.2	30%	$17.2	36%	$(3.0)	(17%)
Europe, Middle East, and Africa	23.8	49%	23.4	48%	0.4	2%
Asia Pacific	10.1	21%	7.8	16%	2.3	29%

Total royalties and licenses	48.1	100%	48.4	100%	(0.3)	(1%)

Services and other:
Americas	6.9	29%	7.1	33%	(0.2)	(3%)
Europe, Middle East, and Africa	8.6	37%	10.5	48%	(1.9)	(18%)
Asia Pacific	8.1	34%	4.1	19%	4.0	98%

Total services and other	23.6	100%	21.7	100%	1.9	9%

Total revenues	$71.7		$70.1		$1.6	2%

     Royalties and license revenues
          Royalties and license revenues in the Americas region decreased 22% and 17% for the three months and nine months ended September 30, 2007, respectively, primarily reflecting reductions in revenues from EchoStar and Bell Express Vu, partially offset by increased revenues from NET in Brazil and by increased revenues from our advanced advertising products.
          Revenues from EchoStar were $1.8 million and $6.3 million for the three and nine months ended September 30, 2007, respectively, and represented a reduction of $1.3 million and $3.7 million compared to the corresponding periods for the prior year. EchoStar revenues are decreasing due to reduced set-top box shipments and to a reduction in amortization as compared to the same periods in 2006. Because we previously committed to develop a limited number of unspecified future applications for EchoStar pursuant to an applications development agreement entered into with EchoStar contemporaneously with the middleware license agreement with EchoStar, the royalty payments we previously received from EchoStar under that license agreement were being amortized over its original seven-year term expiring in September 2006. The middleware license agreement is renewable on an annual basis, and was renewed by EchoStar through September 2008. As a result, we are currently amortizing revenues from EchoStar over the remaining term of the middleware license agreement.
          Revenues from Bell Express Vu were $0.1 million and $1.3 million, respectively for the three and nine months ended September 30, 2007, and represented a reduction of $0.8 million and $1.8 million compared to the corresponding periods of the prior year. This decrease was primarily due to an amendment to our license agreement with Bell ExpressVu entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell ExpressVu over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee.
          These reductions in middleware revenues were partially offset by higher revenues from NET in Brazil which increased by $0.7 million and $1.9 million for the three months and nine months ended September 30, 2007, respectively, over the corresponding prior year periods, reflecting increased shipments of set-top boxes.
          Advanced advertising royalties and license revenues increased $0.3 million and $0.9 million for the three months and nine months ended September 30, 2007, respectively, due to increased deployments of our products by existing customers.
          Royalties and licensing revenues in the Europe, Middle East, and Africa regions increased 5% and 2% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year. Revenues from BSkyB were $4.7 million and $12.4 million for the three and nine months ended September 30, 2007, respectively, and represented an increase of $1.6 million and $2.7 million compared to the corresponding periods of the prior year, primarily as a result of increased standard set-top box shipments and increased shipments of our software for personal video recording (PVR). We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. These increases were partially offset by decreased royalty revenues of $1.2 million and $2.2 million from Digiturk and other customers for the three and nine months ended September 30, 2007, respectively, resulting from lower volumes of deployments by such customers.
          Royalty and licensing revenues in the Asia-Pacific region decreased 8% and increased 29% for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year. JCOM royalty revenue increased $0.6 million and $1.8 million for the three and nine months ended September 30, 2007, respectively, resulting from additional deployments of our video-on-demand products that began during the three months ended June 30, 2007. Sales of our integrated browser products increased $0.3 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, reflecting increased device sales by our customers. In addition, increased amortization from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006, accounted for an increase of $0.8 million for the nine months ended September 30, 2007. These increases were partially offset by the one-time recognition of $1.3 million in licensing revenue from PartiTV for the three months ended September 30, 2006 pursuant to a contract that was terminated in the third quarter of 2006.
     Service and other revenues
          Service and other revenues in the Americas region decreased 12% and 3% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting a decrease in NASCAR service revenue of $0.6 million and $1.5 million for the three and nine months ended September 30, 2007, respectively, as our service agreement was not renewed for the 2007 season. These decreases were partially offset by increased maintenance and support and service fees of $0.4 million and $0.8 million for the three months and nine months ended September 30, 2007, respectively, related to our advanced advertising products as a result of increased deployments of our products by existing customers, and an increase of $0.5 million for the nine months ended September 30, 2007 primarily in revenue share payments and discrete professional services engagements from other customers.
          Service and other revenues in the Europe, Middle East, and Africa regions decreased 7% and 18% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting a decrease in PlayMonteCarlo revenue of $0.5 million and $2.0 million, for the three and nine months ended September 30, 2007, respectively, resulting from the sale of the PlayMonteCarlo betting and gaming service in December 2006. In addition, revenues from BSkyB and other customers decreased $0.6 million and $3.0 million for the three months and nine months ended September 30, 2007, respectively, due to the substantial competition of certain discrete development and integration service engagements in 2006. These decreases were partially offset by increased UGC professional services revenues of $0.9 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, primarily resulting from a new engagement that began during the three months ended March 31, 2007.
          Service and other revenues in the Asia Pacific regions increased 14% and 98% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting a $1.0 million and $2.8 million increase in JCOM professional services revenues, resulting from a new project that began during the three months ended June 30, 2007. In addition, services and other revenues from other customers accounted for an increase of $2.1 million for the nine months ended September 30, 2007. These increases were partially offset by the one-time recognition of $0.9 million in services and maintenance and support revenue from PartiTV during the three months ended September 30, 2006 pursuant to a contract that was terminated in the third quarter of 2006.
Cost of Revenues
          Cost of revenues were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Cost of royalties and licenses	$1.4	12%	$2.0	20%	$(0.6)	(30%)
Cost of services and other	9.9	88%	8.2	80%	1.7	21%

Total cost of revenues	$11.3	100%	$10.2	100%	$1.1	11%

          Cost of revenues were as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Cost of royalties and licenses	$5.1	15%	$5.7	20%	$(0.6)	(11%)
Cost of services and other	29.1	85%	23.2	80%	5.9	25%

Total cost of revenues	$34.2	100%	$28.9	100%	$5.3	18%

     Cost of royalties and licenses. Cost of royalties and licenses consist primarily of materials and shipping costs, amortization of developed technology, and patents and patent-related legal costs.
          Cost of royalties and licenses decreased 30% and 11% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting the final amortization in August 2007 of intangible assets relating to our 2002 acquisition of Wink Communications.
     Cost of services and other. Cost of services and other consist primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, depreciation, and network infrastructure and bandwidth costs of our interactive games and betting channels.
          Cost of services and other increased 21% and 25% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting increased personnel and personnel-related costs of $1.2 million and $4.5 million for the three months and nine months ended September 30, 2007, respectively, resulting from an increase in staffing new and ongoing projects. In addition, we experienced an increase in consulting and subcontractor costs of $0.9 million and $3.7 million for the three months and nine months ended September 30, 2007, respectively, associated with staffing professional service engagements. These increases were partially offset by a decrease in network infrastructure and bandwidth costs of $0.7 million and $2.7 million for the three months and nine months ended September 30, 2007, respectively, resulting from the sale of our PlayMonteCarlo channel in the fourth quarter of 2006.
Operating Expenses
          Operating Expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Research and development	$8.7	47%	$7.8	48%	$0.9	12%
Sales and marketing	2.8	15%	3.2	20%	(0.4)	(13%)
General and administrative	6.7	36%	4.6	29%	2.1	46%
Amortization of intangible assets	0.4	2%	0.5	3%	(0.1)	(20%)

Total Operating Expenses	$18.6	100%	$16.1	100%	$2.5	16%

          Operating Expenses were as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2007	%	2006	%	$ Change	% Change
Research and development	$25.0	48%	$23.1	49%	$1.9	8%
Sales and marketing	8.7	17%	9.0	19%	(0.3)	(3%)
General and administrative	16.8	32%	14.0	29%	2.8	20%
Amortization of intangible assets	1.4	3%	1.6	3%	(0.2)	(13%)

Total Operating Expenses	$51.9	100%	$47.7	100%	$4.2	9%

     Research and development. Research and development expenses consist primarily of personnel and personnel-related support costs, travel costs, consulting and subcontractor costs incurred for both new product development and enhancements to our existing software products and applications.
          Research and development expenses increased 12% and 8% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily as a result of increased personnel and personnel-related costs of $0.9 million and $1.4 million for the three months and nine months ended September 30, 2007, respectively.
          Research and development remains important to our long-term growth strategy. We will continue to focus on the timely development of new and enhanced interactive television products for our customers, and we plan to continue investing at levels that are sufficient to develop our technologies and product offerings.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel and personnel-related support costs, travel costs, consulting and subcontractor costs, and marketing-related expenses.
          Sales and marketing expenses decreased 13% and 3% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily as a result of decreased sales and travel-related expenses of $0.2 million and $0.5 million for the three months and nine months ended September 30, 2007, respectively, as a result of reduced spending on trade shows and conferences during 2007.
     General and administrative. General and administrative expenses consist primarily of personnel and personnel-related support costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts.
          General and administrative expenses increased 46% and 20% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily the result of increased personnel and personnel-related costs, including severance costs of approximately $2.0 million recorded during the three months ended September 30, 2007 for former senior executive officers, as well as the additional share-based compensation expense of approximately $0.5 million recorded during the three months ended June 30, 2007 relating to the repurchase of stock options from a former senior executive officer.
     Amortization of intangible assets. Amortization of intangible assets is generally recognized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses include amounts relating to the amortization of developed technologies and patents.
          Amortization of intangible assets decreased 20% and 13% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, reflecting the final amortization in August 2007 of the intangible assets relating to our 2002 acquisition of Wink Communications.
Non-Operating Expense Items and Discontinued Operations
     Interest income. Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable debt securities, net of interest expense. Interest income was approximately $1.2 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.8 million and $2.3 million for the corresponding period in the prior year, primarily reflecting interest income of $0.4 million recorded during the three months ended September 30, 2007 in respect of the funds held in escrow on behalf of OpenTV pursuant to the stock purchase agreement between Liberty and Kudelski.
     Other income and expenses. Other income and expenses consists primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, and miscellaneous income that was previously deferred. Other income and expenses was approximately $0.7 million of the three and nine months ended September 30, 2007, as compared to a nominally positive and $0.2 million negative for the corresponding periods in the prior year. These increases were primarily due to foreign exchange gains in 2007 on funds held in bank accounts denominated in various foreign currencies.
     Income tax expense. Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposures. Income tax expense was approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.1 million and $2.2 million, respectively, for the corresponding periods in the prior year, primarily reflecting a decrease in foreign taxes payable as a result of the completion of discrete service engagements in foreign jurisdictions in 2006.
          On January 1, 2007, we adopted FIN 48. As a result of the adoption, we did not have an adjustment to accumulated deficit.
     Discontinued Operations. During September 2007, we committed to a plan to divest Static, which operates our

PlayJam business. In accordance with SFAS 144, the net assets associated with such business unit are currently considered as “held-for-sale”, and the financial results of the disposal group have been classified as discontinued operations in our unaudited condensed consolidated financial statements for all periods presented.
          As a result of reassessment of the carrying value of the long-lived assets of the discontinued operations, in accordance with SFAS 144 and SFAS 142, during the three months ended September 30, 2007, we recorded an impairment charge to goodwill of $3.6 million. We determined fair values based on current expectations for the business and expected sales price. See Note 4 (Discontinued Operations) to the unaudited condensed consolidated financial statement for further information.
Business Segment Results
          Our chief operating decision maker, or CODM, is our Chief Operating Officer and Acting CEO. Our CODM assesses our results and financial performance, and reviews our internal budgeting reports, on the basis of three segments: the middleware and integrated technologies business, the applications business, and the BettingCorp business. We have prepared this segment analysis in accordance with SFAS 131.
          Our middleware and integrated technologies business is composed of set-top box middleware and embedded browser technologies, as well as software components that are deployed at the network operator’s headend. Over the past 12 months, our applications business has included our advanced advertising, PlayJam, NASCAR service and related technologies. Our BettingCorp business has included our PlayMonteCarlo betting and gaming channel and the development and the marketing of our OpenTV Participate product that is based on the Ultimate One technology.
          Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel. During September 2007, we committed to a plan to divest Static, which operates our PlayJam games business. In accordance with SFAS 144, the net assets associated with such reporting unit are currently considered as “held-for-sale”, and the financial results of the disposal group have been classified as discontinued operations in our unaudited condensed consolidated financial statements for all periods presented.
          Management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related, direct or indirect, allocable costs, including personnel and personnel-related support costs, communications, facilities, maintenance & support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs.
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
          Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, loss from operations, net loss, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
          Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future. Nigel W. Bennett was appointed Chief Operating Officer and Acting CEO and CODM on August 29, 2007 and has been conducting a comprehensive review of our business and organization since his appointment. In addition, the sale of our customer list and channel placement for PlayMonteCarlo in December 2006 means that the assets now included within our BettingCorp segment are different than those included when we initially began reporting this segment. Finally, due to our plan to divest Static, which operates our PlayJam games business, we have disclosed the associated financial results as discontinued operations, which means that the assets now included within our Applications segment are different than those included when we initially began reporting this segment. These changes, among other considerations, may affect the manner in which we report our segments in the future.
          Revenues and contribution margin of our middleware and integrated technology segment were as follows (in millions, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	%	2006	%	% Change	2007	%	2006	%	% Change
Royalties and licenses	$14.9	73%	$15.2	78%	(2%)	$44.4	71%	$44.6	77%	—%
Services and other	5.6	27%	4.2	22%	33%	17.7	29%	13.0	23%	36%

Total revenues	$20.5	100%	$19.4	100%	6%	$62.1	100%	$57.6	100%	8%

Contribution Margin	$4.8		$6.9		(30%)	$16.0		$21.2		(25%)

          Middleware and integrated technologies’ revenues increased 6% and 8% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting an increase of $4.2 million in professional services projects and $0.7 million in customer maintenance and support fees for the nine months ended September 30, 2007. UGC and JCOM professional service revenues increased $3.1 million and $2.8 million, respectively, for the nine months ended September 30, 2007. Royalties and licensing revenues remained consistent for the three months and nine months ended September 30, 2007, compared to the corresponding periods of the prior year.
          Middleware and integrated technologies’ contribution margin decreased 30% and 25% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting an increase in consulting and subcontractor costs associated with staffing professional service engagements, and an increase in personnel and personnel-related costs as we continue to invest in this segment.
          Revenues and contribution margin of our applications segment were as follows (in millions, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	%	2006	%	% Change	2007	%	2006	%	% Change
Royalties and licenses	$1.2	40%	$0.9	31%	33%	$3.6	40%	$2.6	32%	38%
Services and other	1.8	60%	2.0	69%	(10%)	5.5	60%	5.6	68%	(2%)

Total revenues	$3.0	100%	$2.9	100%	3%	$9.1	100%	$8.2	100%	11%

Contribution Margin (Loss)	$0.5		$(0.5)		200%	$1.2		$(0.7)		271%

          Applications royalties and licenses revenues increased 33% and 38% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting an increase in licensing revenues from increased deployment of our advanced advertising products.
          Applications services and other revenues decreased 10% and 2% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting the termination of our NASCAR service in the fourth quarter of 2006. These decreases were partially offset by an increase in maintenance and support revenues associated with our advanced advertising products.

          Applications contribution margin increased 200% and 271% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting higher margins from increased royalties and license revenues, as well as a reduction in both associated network infrastructure costs and bandwidth costs resulting from the termination of our NASCAR service in the fourth quarter of 2006.
          Revenues and contribution margin of our BettingCorp segment were as follows (in millions, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	%	2006	%	% Change	2007	%	2006	%	% Change
Royalties and licenses	$0.1	50%	$1.3	48%	(92%)	$0.1	17%	$1.2	28%	(92%)
Services and other	0.1	50%	1.4	52%	(93%)	0.5	83%	3.1	72%	(84%)

Total revenues	$0.2	100%	$2.7	100%	(93%)	$0.6	100%	$4.3	100%	(86%)

Contribution Margin (Loss)	$(0.8)		$1.2		(167%)	$(2.5)		$(0.6)		(317%)

          BettingCorp revenues decreased 93% and 86% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting a one-time recognition of $2.1 million in licensing, professional services and maintenance and support revenues from PartiTV in the three months ended September 30, 2006 and the sale of our PlayMonteCarlo betting and gaming channel in the fourth quarter of 2006.
          BettingCorp contribution margin decreased 167% and 317% for the three months and nine months ended September 30, 2007, respectively, compared to the corresponding periods of the prior year, primarily reflecting lower overall margins from reduced royalties and licenses revenues related to PartiTV.
          Contribution Margin, as reconciled to net loss on a GAAP basis, was as follows (in millions):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	2007	2006	2007	2006
Total Contribution Margin	$4.5	$7.6	$14.7	$19.9
Unallocated corporate overhead	(7.7)	(5.6)	(18.5)	(16.0)
Depreciation and amortization	(1.0)	(0.8)	(2.8)	(2.2)
Intangible asset amortization	(1.5)	(1.7)	(4.9)	(5.3)
Share-based compensation expense	(0.5)	(0.8)	(2.8)	(2.9)
Interest income	1.2	0.8	2.4	2.3
Other income (expense)	0.7	—	0.7	(0.1)
Minority interest	—	—	—	—

Loss before income taxes	(4.3)	(0.5)	(11.2)	(4.3)
Income tax expense	0.5	1.1	1.3	2.2

Net loss from continuing operations	(4.8)	(1.6)	(12.5)	(6.5)
Net loss from discontinued operations	(3.4)	(0.2)	(3.7)	(0.9)

Net loss	$(8.2)	$(1.8)	$(16.2)	$(7.4)

Liquidity and Capital Resources
          Selected financial information is as follows (in millions, except percentages):

	September 30,	December 31,
	2007	2006	$ Change	% Change
Cash and cash equivalents	$46.2	$48.3	$(2.1)	(4%)
Short-term investments	22.1	8.7	13.4	154%
Long-term investments	3.0	7.9	(4.9)	62%

Total cash and cash investments	$71.3	$64.9	$6.4	10%

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
          Our primary source of cash is royalty payments from customers. The primary uses of cash are personnel and personnel-related costs, subcontractor and consulting costs, facilities costs, and capital expenditures.
          We may receive up to an additional $14.3 million in cash in early 2008 after expiration of an indemnity period specified in the stock purchase agreement between Liberty and Kudelski.
          The mix of cash and short-term and long-term investments may change in the future as we make decisions regarding the composition of our investment portfolio. We use professional investment management firms to manage most of our invested cash. The portfolio consists of highly liquid, high-quality investment grade securities of the United States government and agencies, corporate notes and bonds and certificates of deposit that predominantly have maturities of less than three years. All investments are made in accordance with our written investment policy, which has been approved by our board of directors.
          Selected financial information is as follows (in millions):

	Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$2.9	$5.5
Cash provided by (used in) investing activities	$(10.8)	$0.6
Cash provided by financing activities	$5.5	$0.8
     Cash provided by (used in) operating activities. The decrease in net cash provided by operating activities during the nine months ended September 30, 2007, as compared to the corresponding period of the prior year, is primarily attributable to the increase in net loss, net of non-cash items, which was $1.6 million for the nine months ended September 30, 2007, compared to net income of $3.9 million, net of non-cash items, for the nine months ended September 30, 2006. The decrease in net income was also attributable to an increase of $7.2 million in year-over-year personnel and personnel-related costs and severance costs of approximately $2.0 million for former senior executive officers. These decreases were partially offset by an increase of $7.2 million in deferred revenues, resulting from increased customer billings that are not yet recognizable.
     Cash provided by (used in) investing activities. The increase in net cash used in investing activities during the nine months ended September 30, 2007, as compared to the corresponding period of the prior year, primarily reflects a conversion from investments in long-term securities to investments in short-term securities and an increase in capital expenditures of $0.4 million.
     Cash provided by (used in) financing activities. The increase in net cash provided by financing activities during the nine months ended September 30, 2007, as compared to the corresponding period of the prior year, primarily reflects the receipt of a capital contribution of $5.4 million from Liberty in January 2007. This increase was partially offset by a $0.5 million decrease in proceeds received from employee stock option exercises.
Deferred Revenue
          We have entered into several multiple-element revenue arrangements for products and services with the following customers:
•	Austar,

•	Comcast,

•	EchoStar’s DISH Network,

•	Essel Group (which operates the DishTV network in India),

•	FOXTEL,

•	Innovative Systems,

•	Time Warner Cable, and

•	UnitedGlobalCom (or UGC, a subsidiary of Liberty Global).
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
     Future revenues for all customers listed in the preceding paragraph will be included in our middleware and integrated technologies business segment, with the exception of Comcast, which related to our Advision product and will be included in our applications business segment.
     As of September 30, 2007, we recorded $34.5 million in deferred revenue, of which $24.4 million, or 71%, was deferred as a result of the arrangements with the eight customers listed above. The remaining $10.1 million, or 29%, of deferred revenue as of September 30, 2007, was principally attributable to maintenance and support and professional services arrangements with other customers, which are typically short-term in nature.
     Based on our current estimates of final delivery for all specified products, we expect the following recognition of the $24.4 million of deferred revenue at September 30, 2007 resulting from the arrangements with the eight customers listed in the preceding paragraph:
     Deferred Revenues is as follows (in millions):

Expected Recognition
Year Ending December 31,	of Deferred Revenue
2007 (remaining three months)	$12.5
2008	5.8
Thereafter	6.1

$24.4

     In order to determine the expected recognition of deferred revenue set forth in the foregoing table, we make judgments and estimates regarding, among other things, future deliverable products and services, the appropriate valuation of those products and services and expected changes in customer requirements. These judgments and estimates could differ from actual events, particularly those that involve factors outside of our control. As a result, the actual revenue recognized from these arrangements, and the timing of that recognition may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless, and until, the company is actually able to recognize these amounts as revenue in accordance with GAAP, there can be no assurance that the conditions to recording that revenue will be satisfied.
Commitments and Contractual Obligations
     There has been no material change to our contractual obligations during three months ended September 30, 2007. As such, see our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our facility leases and Note 13 to the unaudited condensed consolidated financial statement for further information.
     In the ordinary course of business, we enter into various arrangements with vendors and other business partners for bandwidth, marketing, and other services. Future minimum commitments under these arrangements as of September 30, 2007 were $0.4 million for the remaining three months of 2007, and $0.4 million for the year ending December 31, 2008. In addition, we also have agreements with certain parties that provide for payments on revenue sharing arrangements.

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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we have no off-balance sheet arrangements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS 159. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.
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
     The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2007 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

		Valuation of	Valuation of	Valuation of	Valuation of
	Fair Value as	Securities if	Securities if	Securities if	Securities if
	of September 30,	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	2007	Decrease 1%	Increase 1%	Decrease 2%	Increase 2%
Marketable debt securities	$25,125	$25,211	$25,039	$25,297	$24,953
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
Foreign Currency Exchange Rate Risk
     We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of September 30, 2007, we held approximately $17.4 million of various foreign currencies as a result of our worldwide operations.
     We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the nine months ended September 30, 2007, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.
Item 4.   Controls and Procedures
     Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our acting chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
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
     OpenTV, Inc. v. Liberate Technologies, Inc. On February 7, 2002, OpenTV, Inc., our subsidiary, filed a lawsuit against Liberate Technologies, Inc. alleging patent infringement in connection with two patents held by OpenTV, Inc. relating to interactive technology. The lawsuit has been pending since that time in the United States District Court for the Northern District of California. On March 21, 2002, Liberate Technologies filed a counterclaim against OpenTV, Inc. for alleged infringement of four patents allegedly owned by Liberate Technologies. Liberate Technologies has since dismissed its claims of infringement on two of those patents. In January 2003, the District Court granted two of OpenTV, Inc.’s motions for summary judgment pursuant to which the court dismissed Liberate Technologies’ claim of infringement on one of the remaining patents and dismissed a defense asserted by Liberate Technologies to OpenTV, Inc.’s infringement claims, resulting in only one patent of Liberate Technologies remaining in the counterclaim. The District Court issued a claims construction ruling for the two OpenTV patents and one Liberate patent remaining in the suit on December 2, 2003.
     In April 2005, Liberate sold substantially all of the assets of its North American business to TVWorks, LLC (formerly known as Double C Technologies), a joint venture between Comcast Corporation and Cox Communications, Inc. In connection with that transaction, Liberate and TVWorks indicated in a filing with the United States District Court that TVWorks had assumed all liability related to this litigation. On October 1, 2007, OpenTV, Liberate and TVWorks participated in a settlement conference with a magistrate judge of the Northern District of California. On November 6, 2007, OpenTV and Liberate filed a proposed consent judgment with the District Court, which, if approved by the court, would result in the issuance of a permanent injunction against Liberate restraining and enjoining Liberate from violating the OpenTV patents at issue. In addition, the proposed consent judgment would result in the dismissal of all Liberate counterclaims against OpenTV. Separately, subject to court approval of the consent judgment, TVWorks has agreed to pay OpenTV the amount of $1.5 million in exchange for a limited release covering solely Liberate’s activities prior to TVWorks’ acquisition. The proposed consent judgment is subject to court approval, and there can be no guarantee that such approval will be obtained.
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

OpenTV Corp.
Date: November 7, 2007	By: /s/ Shum Mukherjee

Shum Mukherjee
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

*	Filed herewith