Form 10-Q
period 2008-03-31
OPENTV CORP
filed 2008-05-06
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                Accelerated filer  ☑

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 31, 2008, the Registrant had outstanding:

109,628,148 Class A ordinary shares, no par value; and

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash and cash equivalents	$82,946	$58,599
Short-term marketable debt securities	11,203	20,404
Accounts receivable, net of allowance for doubtful accounts of $808 and $565 at March 31, 2008 and December 31, 2007, respectively	31,261	16,655
Prepaid expenses and other current assets	3,694	5,465

Total current assets	129,104	101,123
Long-term marketable debt securities	1,880	2,811
Property and equipment, net	6,432	6,554
Goodwill	95,084	95,082
Intangible assets, net	11,564	12,589
Other assets	1,976	1,896

Total assets	$246,040	$220,055

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,227	$2,687
Accrued liabilities	20,244	17,360
Accrued restructuring	309	883
Deferred revenue	18,040	14,992

Total current liabilities	39,820	35,922
Accrued liabilities, net of current portion	2,580	2,764
Accrued restructuring, net of current portion	1,278	1,297
Deferred revenue, net of current portion	9,676	9,142

Total liabilities	53,354	49,125
Commitments and contingencies (Note 14)
Minority interest	443	451
Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 109,628,148 and 109,657,613 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,234,614	2,234,614
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at March 31, 2008 and December 31, 2007	35,953	35,953
Additional paid-in capital	515,912	500,162
Accumulated other comprehensive loss	(442)	(141)
Accumulated deficit	(2,593,794)	(2,600,109)

Total shareholders’ equity	192,243	170,479

Total liabilities, minority interest and shareholders’ equity	$246,040	$220,055

*	The condensed consolidated balance sheet at December 31, 2007 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalties and licenses	$22,221	$17,861
Services and other	11,584	7,208

Total revenues	33,805	25,069
Cost of revenues:
Royalties and licenses	1,423	1,767
Services and other	10,073	9,243

Total cost of revenues	11,496	11,010

Gross profit	22,309	14,059
Operating expenses:
Research and development	9,292	8,573
Sales and marketing	2,353	2,896
General and administrative	6,371	5,426
Amortization of intangible assets	185	510

Total operating expenses	18,201	17,405

Profit (loss) from operations	4,108	(3,346)
Interest income	716	501
Other income	1,846	72
Minority interest	8	9

Income (loss) before income taxes	6,678	(2,764)
Income tax expense	363	261

Net income (loss) from continuing operations	6,315	(3,025)
Discontinued operations:
Net loss from discontinued operations	—	(119)

Net income (loss)	$6,315	$(3,144)

Net income (loss) per share from continuing operations, basic	$0.05	$(0.02)
Net income (loss) per share from discontinued operations, basic	—	—

Net income (loss) per share, basic	$0.05	$(0.02)

Net income (loss) per share from continuing operations, diluted	$0.04	$(0.02)
Net income (loss) per share from discontinued operations, diluted	—	—

Net income (loss) per share, diluted	$0.04	$(0.02)

Shares used in per share calculation, basic	139,789,266	138,505,301

Shares used in per share calculation, diluted	140,494,112	138,505,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,315	$(3,144)
Less: Loss from discontinued operations	—	(119)

Net income (loss) from continuing operations	6,315	(3,025)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,034	919
Amortization of intangible assets	1,025	1,701
Share-based compensation	1,409	1,105
Non-cash employee compensation	6	26
Provision for doubtful accounts	243	100
Minority interest	(8)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(14,849)	(416)
Prepaid expenses and other current assets	32	471
Other assets	(80)	93
Accounts payable	(1,460)	(1,518)
Accrued liabilities	2,700	(3,516)
Accrued restructuring	(593)	(199)
Deferred revenue	3,582	5,792

Net cash provided by (used in) operating activities of continuing operations	(644)	1,524
Net cash provided by operating activities of discontinued operations	—	325

Total net cash provided by (used in) operating activities	(644)	1,849
Cash flows from investing activities:
Purchase of property and equipment	(850)	(884)
Proceeds from sale of cost investment	1,739	—
Proceeds from sale of marketable debt securities	11,359	4,288
Purchase of marketable debt securities	(1,330)	(12,681)

Net cash provided by (used in) investing activities of continuing operations	10,918	(9,277)
Net cash used in investing activities of discontinued operations	—	(20)

Total net cash provided by (used in) investing activities	10,918	(9,297)
Cash flows from financing activities:
Capital contribution	14,333	5,395
Proceeds from issuance of ordinary shares	—	199

Net cash provided by financing activities of continuing operations	14,333	5,594
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(260)	33
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(32)

Total effect of exchange rate changes on cash and cash equivalents	(260)	1

Net increase (decrease) in cash and cash equivalents of continuing operations	24,347	(2,126)
Net increase in cash and cash equivalents of discontinued operations	—	273

Net increase (decrease) in cash and cash equivalents	24,347	(1,853)
Cash and cash equivalents, beginning of period, of continuing operations	58,599	48,309
Cash and cash equivalents, beginning of period, of discontinued operations	—	307

Cash and cash equivalents, beginning of period	58,599	48,616
Cash and cash equivalents, end of period, of continuing operations	82,946	46,183
Cash and cash equivalents, end of period, of discontinued operations	—	580

Cash and cash equivalents, end of period	$82,946	$46,763

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(567)	$(393)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$2	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as our December 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth within. As it relates to unaudited condensed consolidated financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the interim period financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2008 presentation, primarily related to discontinued operations and segments.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates and assumptions include matters related to revenue recognition, valuation allowances, impairments, restructuring costs and share-based compensation.

Discontinued Operations

In September 2007, we committed to a plan to dispose of Static 2358 Holdings Ltd. (Static), our subsidiary that operated our PlayJam games business (PlayJam). In accordance with Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the net assets associated with such business unit were considered as “held-for-sale”. We closed the transaction to sell Static on December 31, 2007. In accordance with SFAS 144, the financial results of the disposal group have been classified as a discontinued operation in our unaudited condensed consolidated financial statements for the three months ended March 31, 2007. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.

Note 2. Summary of Significant Accounting Policies

Fair Value Measurement

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 13 “Fair Value Measurement” for further details.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments and other items that are eligible for election of the fair value. Therefore, the adoption of SFAS 159 did not have a significant impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by such parties) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We have not yet determined the impact, if any, that the adoption of EITF 07-1 will have on our consolidated financial statements.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consists of incremental ordinary shares issuable upon the exercise of stock options (using the treasury stock method) and ordinary shares issuable for shares of common stock (using the if-converted method) of OpenTV, Inc, our subsidiary.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) from continuing operations	$6,315	$(3,025)
Loss from discontinued operations	—	(119)

Net income (loss)	$6,315	$(3,144)

Denominator - basic:
Basic weighted average shares	139,789,266	138,505,301

Denominator - diluted:
Weighted average shares	139,789,266	138,505,301
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	51,280	—
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	653,566	—

Diluted weighted average shares	140,494,112	138,505,301

Net income (loss) per share from continuing operations, basic	$0.05	$(0.02)
Net income (loss) per share from discontinued operations, basic	—	—

Net income (loss) per share, basic	$0.05	$(0.02)

Net income (loss) per share from continuing operations, diluted	$0.04	$(0.02)
Net income (loss) per share from discontinued operations, diluted	—	—

Net income (loss) per share, diluted	$0.04	$(0.02)

The following weighted items as of March 31, 2008 and 2007 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Class A ordinary shares issuable upon exercise of stock options	5,607,063	9,391,807
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	—	682,566

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 1.1 million for the three months ended March 31, 2007.

Note 4. Discontinued Operations

In July 2001, we acquired Static, an interactive TV media and entertainment company, which became our PlayJam business unit. In September 2007, we committed to a plan to dispose of Static. In accordance with SFAS 144, the net assets associated with this business unit were considered as “held-for-sale”. We closed the transaction to sell Static on December 31, 2007. The purchase price included cash of $0.2 million, a 19% equity stake in the acquiring entity and contingent consideration that is subject to the acquiring entity’s achievement of net income and utilization of net operating losses for tax purposes.

In accordance with SFAS 144, the financial results of the disposal group have been classified as a discontinued operation in our unaudited condensed consolidated financial statements for the three months ended March 31, 2007.

The assets and liabilities classified as discontinued operations were all disposed of as of December 31, 2007.

The results of operations included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues - services and other	$—	$1,337
Cost of revenues - services and other	—	1,115

Gross profit	—	222
Research and development	—	290
General and administrative	—	88

Loss from operations	—	(156)
Interest income	—	3

Loss from discontinued operations before income taxes	—	(153)
Income tax benefit	—	(34)

Net loss from discontinued operations	$—	$(119)

The cash flows from the discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows, relate to the operations of PlayJam until the divestiture occurred in the fourth quarter of 2007.

As of March 31, 2007, the balance of foreign currency translation adjustments associated with PlayJam was $0.1 million and was eliminated upon divestiture and included in the gain (loss) from discontinued operations in the fourth quarter of 2007.

Note 5. Balance Sheet Components (in thousands)

	March 31, 2008	December 31, 2007
Prepaid expenses and other current assets:
Value added tax	$388	$287
Current deferred tax asset	320	575
Receivable from sale of cost investment	—	1,739
Deferred contract costs	364	271
Other	2,622	2,593

	$3,694	$5,465

Property and equipment:
Computers and equipment	$17,251	$16,074
Software	5,520	5,419
Furniture and fixtures	1,455	1,659
Leasehold improvements	2,217	2,179

	26,443	25,331
Less: accumulated depreciation and amortization	(20,011)	(18,777)

	$6,432	$6,554

Other assets:
Deposits	$661	$604
Deferred contract costs	1,046	1,162
Other	269	130

	$1,976	$1,896

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$13,985	$10,439
Accrued professional fees	1,242	1,308
Accrued marketing	124	673
Accrued income taxes	3,075	3,316
Deferred rent	1,367	1,483
Other	3,031	2,905

	$22,824	$20,124

As of March 31, 2008 and December 31, 2007, accounts receivable included approximately $0.5 million and $2.2 million, respectively, of unbilled receivables.

Note 6. Goodwill

Minority shareholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our Class A ordinary shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase by us of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date.

Note 7. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		March 31, 2008			December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	5-13	$14,102	$(5,150)	$8,952	$9,222
Developed technologies	3-5	8,600	(7,687)	913	1,483
Contracts and relationships	5	3,300	(1,704)	1,596	1,761
Trademarks	4	300	(197)	103	123

		$26,302	$(14,738)	$11,564	$12,589

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $1.0 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. Of the aggregate amount, $0.8 million and $1.2 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended March 31, 2008 and 2007, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2008 (remaining nine months)	$2,270
2009	1,785
2010	1,530
2011	1,081
2012	1,081
2013	1,081
Thereafter	2,736

$11,564

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

The following sets forth the restructuring activity during the three months ended March 31, 2008 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2007	$658	$1,522	$2,180
Cash payments	(575)	(18)	(593)

Balance, March 31, 2008	$83	$1,504	$1,587

The outstanding accrual for employee severance and benefits as of March 31, 2008 is expected to be paid and reduced to zero by the second quarter of 2008. The outstanding accrual for excess facilities relates to operating lease obligations, which expire in 2016.

Note 9. Employee Bonus

Bonus payments under our employee bonus plans in respect of the year ended December 31, 2007 have not yet been made, but the estimated amount was fully accrued as of March 31, 2008.

During the three months ended March 31, 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.

Note 10. Other Comprehensive Loss

The components of other comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Reported net income (loss)	$6,315	$(3,144)
Other comprehensive gains (losses):
Foreign currency translation losses	(198)	(3)
Unrealized gains (losses) on available-for-sale investments, net of income taxes	(103)	21

Total comprehensive income (loss)	$6,014	$(3,126)

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of March 31, 2008, options to purchase 2,134,920 Class A ordinary shares were outstanding under the 2005 Plan, and 2,532,153 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of March 31, 2008, options to purchase 1,443,800 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire ninety days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of March 31, 2008, options to purchase 140,534 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of March 31, 2008, options to purchase 1,734,340 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of March 31, 2008, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of March 31, 2008, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of March 31, 2008, options to purchase 35,926 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees

In December 2007, we issued 1,211,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares are restricted from sale or transfer and subject to forfeiture for a period of time that is equivalent to the normal vesting schedule applied to stock options granted under the 2005 Plan. In the event that an employee holding 2007 Restricted Shares is terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that have not vested as of the termination date will be forfeited and returned to us as treasury shares.

Restricted Shares Issued to Former Chief Executive Officer

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

2007 Management Bonus and Equity Issuance Plan

In August 2007, our board of directors approved the adoption of the 2007 Management Bonus and Equity Issuance Plan (2007 Plan). The 2007 Plan provides that:

•	2007 bonus awards for certain senior management of OpenTV shall be based upon achievement of our profitability targets;

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

As defined by SFAS No. 123 (revised 2004), “Share-based Payment,” (SFAS 123(R)), the 2007 Plan allows for both performance and service elements. Accordingly, once vesting is considered probable, we recognize expense on a straight-line basis over the remaining requisite service period. Final compensation cost is recognized only for awards that ultimately vest. As part of the 2007 Plan, 1,020,232 restricted Class A ordinary shares were issued in August 2007 as 2007 Management Restricted Shares.

We recorded approximately $0.8 million of share-based compensation expense related to probable achievement of performance targets during the three months ended March 31, 2008.

As of March 31, 2008, none of the profitability targets applicable to shares issued under the 2007 Plan had been achieved and thus, restrictions remained in effect as to all such shares.

Impact of the Adoption of SFAS 123(R)

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues - services and other	$238	$134
Research and development	504	192
Sales and marketing	163	137
General and administrative	504	642

	$1,409	$1,105

Cash received from option exercises under all share-based compensation plans was not significant for the three months ended March 31, 2007. No cash was received from option exercises during the three months ended March 31, 2008. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three months ended March 31, 2008 and 2007. No share-based compensation costs were capitalized for the three months ended March 31, 2008 and 2007.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	3.39% - 3.75%	4.44% - 4.84%
Average expected lives (months)	63	65
Dividend yield	—	—
Expected volatility	62%	74%

Our computation of expected volatility for the three months ended March 31, 2008 and 2007 was based on historical volatility of our stock price. Our computation of expected life for the three months ended March 31, 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three months ended March 31, 2008:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2007	5,858,675		$4.89
Options granted	150,300	$1.04 - $ 1.33	$1.16
Options forfeited	(70,260)	$1.03 - $ 3.87	$2.69
Options expired	(294,461)	$1.05 - $49.69	$2.71

Balance, March 31, 2008	5,644,254		$4.93

The following table summarizes information with respect to options outstanding at March 31, 2008:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 2.10	609,930	6.18	$1.28	268,589	$1.31
$ 2.11 - $ 2.65	576,953	8.10	$2.33	158,854	$2.38
$ 2.67 - $ 2.69	21,950	6.00	$2.69	14,631	$2.69
$ 2.70 - $ 2.70	1,072,549	6.58	$2.70	854,970	$2.70
$ 2.72 - $ 2.82	295,025	7.01	$2.78	190,563	$2.78
$ 2.84 - $ 2.84	1,279,777	7.52	$2.84	727,120	$2.84
$ 2.85 - $ 3.05	592,262	6.52	$2.98	387,121	$2.99
$ 3.06 - $ 6.00	595,899	5.79	$4.39	430,739	$4.71
$ 6.04 - $54.25	589,909	2.46	$22.21	589,909	$22.21
$ 81.00 - $88.00	10,000	1.83	$82.02	10,000	$82.02

	5,644,254	6.40	$4.93	3,632,496	$6.27

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.

Options Exercised. No stock options issued under our plans were exercised during the three months ended March 31, 2008. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.1 million for the three months ended March 31, 2007.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of March 31, 2008 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on March 31, 2008, which was $1.18.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of March 31, 2008 was not significant , based on the closing price of our Class A ordinary shares on March 31, 2008, which was $1.18. The weighted average remaining contractual life of currently exercisable options, calculated at March 31, 2008, was 5.55 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of March 31, 2008 was 4,857,572, the weighted-average exercise price of which was $5.33. The aggregate intrinsic value of options vested and expected-to-vest as of March 31, 2008 was $0.1 million, based on the closing price of our Class A ordinary shares on March 31, 2008, which was $1.18. The weighted average remaining contractual life of options vested and expected-to-vest as of March 31, 2008 was 6.14 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.66 and $1.65 per share for grants in the three months ended March 31, 2008 and 2007, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2007	2,231,482	$1.22
Unvested restricted shares forfeited and retired	(129,465)	$1.31
Unvested restricted shares granted	100,000	$1.18

Unvested shares balance, March 31, 2008	2,202,017	$1.21

Unrecognized Compensation Expense

As of March 31, 2008, there was approximately $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans and 2007 Restricted Shares.

As of March 31, 2008, there was approximately $0.2 million of unrecognized compensation cost related to unvested 2007 Management Restricted Shares issued under the 2007 Plan that is expected to be recognized in the second quarter of 2008.

Note 12. Income Taxes

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

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three months ended March 31, 2007 and 2008, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.

Note 13. Fair Value Measurement

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using
	Carrying Amount at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$11,203	$—	$11,203	$—
Available for sale long-term marketable debt securities	1,880	—	1,880	—

	$13,083	$—	$13,083	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 14. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. These leases expire between May 2008 and May 2012. Total rent expense was $1.3 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. The sublease income was not significant for the three months ended March 31, 2008 and 2007.

Future minimum payments under non-cancelable operating leases as of March 31, 2008 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2008 (remaining nine months)	$3,393
2009	3,782
2010	973
2011	540
2012	163
Thereafter	—

$8,851

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

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of March 31, 2008 were $0.4 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of March 31, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

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

The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ’094 patent. The agreements between Wink Communications and Charter Communications include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ’094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. On March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was denied. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On June 21, 2006, Charter filed a motion to stay the litigation pending completion of the Patent Office’s reexamination of the ’094 patent. On July 11, 2006, the Court granted Charter’s motion and entered an order staying the case pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent’s claims. The case remains stayed. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

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

Note 15. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media, pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of March 31, 2008, Kudelski’s total ownership represented approximately 31.9% of the economic interest and approximately 76.9% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we have received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which amount represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. During the three months ended March 31, 2008, we also received approximately $0.1 million in interest income related to the unpaid capital contribution. No further amounts are due to us under the terms of such agreement between us and Liberty Media.

We offer products and services that are complementary to some of the products and services offered by Kudelski, our controlling shareholder, and some of its affiliates, including Nagravision SA and its subsidiaries. As a result, we have many of the same customers as Kudelski and its other affiliates. Historically, even prior to Kudelski becoming our controlling shareholder, we sold products and professional services to Nagravision in support of their efforts to sell conditional access products to network operator customers who had deployed or wished to deploy OpenTV’s middleware products.

In February 2008, we signed a multi-year license and distribution agreement with Nagravision SA, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to OpenTV in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions offered by OpenTV to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to OpenTV under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing OpenTV middleware deployed by such customers and the amount of professional services requested by Nagravision. As of March 31, 2008, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services provided from time to time by OpenTV for Nagravision. Unless otherwise agreed, professional services performed by OpenTV will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the three months ended March 31, 2008, we recognized $1.2 million of royalties and licenses and services and other revenues under these arrangements with Nagravision. During the three months ended March 31, 2007, the services and support revenue received from Kudelski and its affiliates, including Nagravision, was not material.

Prior to March 2007, we participated in the Liberty Media benefits program for employees in the United States at a cost of approximately $0.4 million for the three months ended March 31, 2007. We believe that this participation provided us with better economic terms than we would have otherwise been able to achieve independent of Liberty Media.

Note 16. Segment Information

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer, after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131 “Disclosure about Segments of an Enterprise and Related Information,” and accordingly, we have restated the segment information for the prior period presented in our unaudited condensed consolidated financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our consolidated financial statements for all periods presented.

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

Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Middleware solutions
Royalties and licenses	$20,533	$16,551
Services and other	9,530	5,232

Subtotal - Middleware solutions	30,063	21,783
Advertising solutions
Royalties and licenses	1,688	1,310
Services and other	2,054	1,976

Subtotal - Advertising solutions	3,742	3,286

Total revenues	$33,805	$25,069

Contribution margin (loss):
Middleware solutions	$13,668	$6,581
Advertising solutions	686	(545)

Total contribution margin	14,354	6,036
Unallocated corporate support	(6,772)	(5,631)
Depreciation and amortization	(1,034)	(919)
Amortization of intangible assets	(1,025)	(1,701)
Share-based and non-cash compensation	(1,415)	(1,131)
Interest income	716	501
Other income	1,846	72
Minority interest	8	9

Income (loss) before income taxes	6,678	(2,764)
Income tax expense	363	261

Net income (loss) from continuing operations	6,315	(3,025)
Discontinued operations:
Net loss from discontinued operations	—	(119)

Net income (loss)	$6,315	$(3,144)

Our revenues by geographic area, based on the location of customers, were as follows (in thousands):

	Three Months Ended March 31,
	2008	%	2007	%
Europe, Africa and Middle East
United Kingdom	$6,369	19%	$5,387	21%
Other countries	10,422	31%	6,983	28%

Subtotal	16,791	50%	12,370	49%
Americas
United States	6,267	19%	5,678	23%
Other countries	2,388	7%	2,364	9%

Subtotal	8,655	26%	8,042	32%
Asia Pacific
Australia	4,335	13%	1,755	7%
Other countries	4,024	11%	2,902	12%

Subtotal	8,359	24%	4,657	19%

	$33,805	100%	$25,069	100%

Two major customers accounted for the following percentages of revenues:

	Three Months Ended March 31,
	2008	2007
Thomson	11%	18%
Echostar	5%	10%

	16%	28%

Another of our major customers is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 18%, and 19% of total revenues for the three months ended March 31, 2008 and 2007, respectively, taking into account the royalties which are paid by three manufacturers who sell set-top boxes to BSkyB, including Thomson.

One customer accounted for 11% of net accounts receivable as of March 31, 2008. Three customers accounted for 14%, 13% and 11% of net accounts receivable as of March 31, 2007.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$754	$731
Other countries	96	153

	$850	$884

Long-lived assets by geographic area were as follows (in thousands):

	March 31, 2008	December 31, 2007
Property and equipment:
United States	$4,548	$4,506
Other countries	1,884	2,048

	$6,432	$6,554

Other assets:
United States	$1,383	$1,301
Other countries	593	595

	$1,976	$1,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Our revenue model may change over time. For example, we have signed subscription-based licensing agreements under which we receive monthly payments for each set-top box that includes our software that our customers deploy, for so long as those set-top boxes remain active. In addition, we have also licensed our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors.

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 31.9% and a voting interest of approximately 76.9% in our company, based on the number of our ordinary shares outstanding as of March 31, 2008.

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

As discussed below and in Note 13 to the unaudited condensed consolidated financial statements, we adopted Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures” (SFAS 157) as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159) as of January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurement

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

In February 2008, the FASB issued FSP 157-2. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Substantially all of our financial assets and liabilities are measured at fair value based upon Level 1 inputs, as defined under SFAS 157. We use quoted market prices in active markets to measure and record the fair value of such available for sale marketable debt securities.

In February 2007, the FASB issued SFAS 159. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments and other items that are eligible for election of the fair value. Therefore, the adoption of SFAS 159 did not have a significant impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by such parties) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF 99-19. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We have not yet determined the impact, if any, that the adoption of EITF 07-1 will have on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

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

Revenues for the three months ended March 31, 2008 were $33.8 million, an increase of $8.7 million, or 35%, from $25.1 million for the same period in 2007.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$	%
Royalties and licenses	$22.2	$17.9	$4.3	24%
Services and other	11.6	7.2	4.4	61%

Total revenues	$33.8	$25.1	$8.7	35%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We have more recently begun to license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who will pay the applicable license and royalty fees directly to us. We have also entered into license agreements with network operators who will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed by the network operator for so long as that box remains in use by the network operator.

The aggregate amount of royalties we receive from our customers during a quarterly period is influenced by a number of factors. In the case of our set-top box software, these include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, and sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of our licensed middleware products, based on the volume of the customer’s previous deployments of the particular licensed products, and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.

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

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$	%
Europe, Middle East and Africa	$11.8	$8.9	$2.9	33%
Americas	5.4	5.9	(0.5)	(8%)
Asia Pacific	5.0	3.1	1.9	61%

Total royalties and licenses revenues	$22.2	$17.9	$4.3	24%

As percentage of total revenues	66%	71%

Royalties and licenses revenues for the three months ended March 31, 2008 increased $4.3 million, or 24%, to $22.2 million.

•

Europe, Middle East and Africa accounted for $11.8 million in royalties and licenses revenues for the three months ended March 31, 2008, an increase of $2.9 million, or 33%, compared to the same period in 2007.

British Sky Broadcasting, or BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $5.7 million, or 26%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2008. BSkyB royalties and licenses revenues increased by $1.3 million compared to the same period in 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our personal video recorder, or PVR, software. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses revenues from UPC Broadband Holdings, or UGC, increased $1.1 million as compared to the same period in 2007, as we achieved final delivery of all licensed products during the fourth quarter of 2007, which allows us to recognize the royalties and licenses revenues from UGC as they are reported. Royalties and licenses revenues from Sky Italia increased $0.7 million as compared to the same period in 2007, primarily due to increased shipments of our software, particularly our PVR software. These increases were partially offset by a decrease in royalties and licenses revenues from other customers of $0.2 million, resulting from lower volumes of deployments by such customers.

•	The Americas region accounted for $5.4 million in royalties and licenses revenues for the three months ended March 31, 2008, a decrease of $0.5 million, or 8%, as compared to the same period in 2007.

EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $1.6 million, or 7%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2008. EchoStar royalties and licenses revenues declined $0.7 million as compared to the same period in 2007, primarily due to reduced set-top box shipments to this customer. Royalties and licenses revenues from Bell ExpressVu in Canada declined $0.9 million as compared to the same period in 2007. This decrease was primarily due to an amendment to our license agreement with Bell ExpressVu entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell ExpressVu over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET in Brazil of $0.5 million, as compared to the same period in 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $0.4 million in license fees resulting from increased deployments by our customers of our OpenTV Eclipse product for advertising campaign management. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.2 million compared to the same period in 2007 due to higher volumes of deployments of our products.

•

The Asia Pacific region accounted for $5.0 million in royalties and licenses revenues for the three months ended March 31, 2008, an increase of $1.9 million, or 61%, as compared to the same period in 2007.

Royalties and licenses revenues from Austar in Australia increased $1.2 million, primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from JCOM in Japan increased $0.4 million reflecting deployments of our video-on-demand product by JCOM, which commenced in the second quarter of 2007. In addition, we recognized $0.4 million in license revenues related to Reliance Communications, a network in India that is deploying our middleware products through our distribution arrangement with Nagravision SA. These increases were partially offset by a net decrease in royalties and licenses revenues from other customers of $0.1 million due to lower volumes of deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Total services and other revenues	$11.6	$7.2	$4.4	61%
As percentage of total revenues	34%	29%

Services and other revenues for the three months ended March 31, 2008 increased $4.4 million, or 61%, to $11.6 million.

During the three months ended March 31, 2008, we realized net increases in services and other revenues of $3.7 million from discrete development and integration engagements executed during the quarter. Maintenance and support revenues increased by $1.4 million as compared to the same period in 2007, which included an increase of $0.3 million related to increased deployments of our advanced advertising products. Service and other revenues from other customers accounted for a decrease of $0.7 million as compared to the same period in 2007.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of materials and shipping costs, revenue share costs, amortization of developed technology and patents, and patent-related legal costs. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Cost of royalties and licenses	$1.4	$1.8	$(0.4)	(22%)
As percentage of total revenues	4%	7%

Cost of royalties and licenses for the three months ended March 31, 2008 decreased $0.4 million, or 22%, to $1.4 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% for the three months ended March 31, 2008 as compared to 7% in the same period in 2007. The decrease was primarily in the amortization of developed technologies and patents reflecting the full amortization of some of our developed technologies and patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Cost of services and other	$10.1	$9.2	$0.9	10%
As percentage of total revenues	30%	37%

Cost of services and other for the three months ended March 31, 2008 increased $0.9 million, or 10%, to $10.1 million. As a percentage of revenues, cost of services and other decreased to 30% for the three months ended March 31, 2008 as compared to 37% in the same period in 2007. $1.0 million of the total increase in cost of services and other resulted from an increase in personnel and personnel-related support costs in connection with increased staffing for new and ongoing projects in 2008. This increase was partially offset by a decrease of $0.4 million in outside consulting and subcontractor costs.

Research and Development

Research and development expenses consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred for both new product development and enhancements to our existing software products and applications. Research and development remains important to our long-term growth strategy. We will continue to focus on the timely development of new and enhanced interactive television and advanced advertising products for our customers, and we plan to continue investing at levels that are sufficient to develop our technologies and product offerings.

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Research and development	$9.3	$8.6	$0.7	8%
As percentage of total revenues	28%	34%

Research and development expenses for the three months ended March 31, 2008 increased $0.7 million, or 8%, to $9.3 million. As a percentage of revenues, research and development expenses decreased to 28% for the three months ended March 31, 2008 as compared to 34% in the same period in 2007. The increased expenses were primarily due to an increase of $0.9 million in personnel and personnel-related support costs associated with increased staffing, which was partially offset by a decrease of $0.2 million in outside consulting and subcontractor costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Sales and marketing	$2.4	$2.9	$(0.5)	(17%)
As percentage of total revenues	7%	12%

Sales and marketing expenses for the three months ended March 31, 2008 decreased $0.5 million, or 17%, to $2.4 million. As a percentage of revenues, sales and marketing expenses decreased to 7% for the three months ended March 31, 2008 as compared to 12% in the same period in 2007. The decrease was primarily due to a decrease of $0.4 million in personnel and personnel-related support costs, and a decrease of $0.1 million in marketing costs.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
General and administrative	$6.4	$5.4	$1.0	19%
As percentage of total revenues	19%	22%

General and administrative expenses for the three months ended March 31, 2008 increased $1.0 million, or 19%, to $6.4 million. As a percentage of revenues, general and administrative expenses decreased to 19% for the three months ended March 31, 2008 as compared to 22% in the same period in 2007. The increase was primarily due to an increase of $0.6 million in personnel and personnel-related support costs, an increase of $0.1 million in the provision for doubtful accounts, and an increase of $0.1 million in consulting and subcontractor costs.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Amortization of intangible assets	$0.2	$0.5	$(0.3)	(60%)
As percentage of total revenues	1%	2%

Amortization of intangible assets for the three months ended March 31, 2008 decreased $0.3 million, or 60%, to $0.2 million. The decrease resulted from the expiration of the amortization period for certain intangible assets associated with Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Interest income	$0.7	$0.5	$0.2	40%

Interest income increased during the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to an increased effective yield on our investment portfolio as well as the overall increase in the size of our portfolio.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income, and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Other income	$1.8	$0.1	$1.7	1700%

For the three months ended March 31, 2008, net other income increased due to gains on foreign exchange, which was primarily due to the weakening of the United States Dollar against the foreign currencies in which approximately $28.7 million of our cash balance are denominated.

Income Taxes

As of March 31, 2008, unrecognized tax benefits approximated $2.0 million, $1.8 million of which would affect the effective tax rate if recognized.

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

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Income tax expense	$0.4	$0.3	$0.1	33%

Our income tax expense was $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, primarily attributable to foreign and state taxes and offset by decreases to reserves for identified potential foreign tax exposure.

Discontinued Operations

In December 2007, we sold Static 2358 Holdings Ltd., which operated our PlayJam games business. In accordance with SFAS 144, the business unit has been reclassified as a discontinued operation. The financial results of the disposal group were classified as a discontinued operation in our unaudited condensed consolidated financial statements for the three months ended March 31, 2007.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer, after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131 “Disclosure about Segments of an Enterprise and Related Information,” and accordingly, we have restated the segment information for the prior period presented in our unaudited condensed consolidated financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we no longer operate our NASCAR service or the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our consolidated financial statements for all periods presented.

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

Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigated potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account the substantial cost of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$	%
Royalties and licenses	$20.5	$16.6	$3.9	23%
Services and other	9.6	5.2	4.4	85%

Total middleware solutions	$30.1	$21.8	$8.3	38%

As percentage of total revenues	89%	87%
Contribution margin - middleware solutions	$13.7	$6.6	$7.1	108%

Total revenues from the middleware solutions segment for the three months ended March 31, 2008 increased $8.3 million, or 38%, to $30.1 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 68% and 76% of segment revenues for the three months ended March 31, 2008 and 2007, respectively. Royalties and licenses from the middleware solutions segment for the three months ended March 31, 2008 increased $3.9 million, or 23%, to $20.5 million. As described under “Royalties and licenses” in “Revenues” above, the increases were primarily due to an increase of $1.3 million from BSkyB reflecting increased shipments of our software, particularly our PVR software, an increase of $1.2 million from Austar primarily due to the receipt of a late royalty report for set-top boxes shipped during 2007, an increase of $1.1 million from UGC as we achieved final delivery of all licensed products during the fourth quarter of 2007, an increase of $0.7 million from Sky Italia primarily due to increased shipments of our software, particularly our PVR software, an increase of $0.5 million from NET in Brazil due to increased set-top box deployments, an increase of $0.4 million from Nagravision SA in connection with the deployment of our products with Reliance Communications in India and an increase of $0.4 million from JCOM in Japan due to additional deployments of our video-on-demand products. These increases were partially offset by a decrease of $0.7 million from EchoStar due to decreased set-top box shipments, a decrease of $0.9 million from Bell Express Vu resulting from an amendment to our license agreement with Bell Express Vu entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware, and a net decrease of $0.1 million in revenue from other middleware customers.

Services and other revenues accounted for 32% and 24% of segment revenues for the three months ended March 31, 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment for the three months ended March 31, 2008 increased $4.4 million, or 85%, to $9.6 million. As described under “Services and other” in “Revenues” above, the increases were primarily due to net increases of $3.7 million in services and other revenues from discrete development and integration engagements, in addition to an increase of $1.1 million in maintenance and support revenues which was offset by a net decrease of $0.4 million in services and other revenues from our other middleware customers.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended March 31, 2008 increased $7.1 million, or 108%, to $13.7 million, primarily reflecting higher revenues generated in this segment.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$	%
Royalties and licenses	$1.7	$1.3	$0.4	31%
Services and other	2.0	2.0	—	0%

Total advertising solutions revenues	$3.7	$3.3	$0.4	12%

As percentage of total revenues	11%	13%
Contribution margin - advertising solutions	$0.7	$(0.6)	$1.3	217%

Total revenues from the advertising solutions segment for the three months ended March 31, 2008 increased $0.4 million, or 12%, to $3.7 million.

Royalties and licenses revenues from the advertising solutions segment for the three months ended March 31, 2008 increased $0.4 million, or 31%, to $1.7 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased license revenues resulting from additional deployments of our OpenTV Eclipse software product.

Services and other revenues from the advertising solutions segment for the three months ended March 31, 2008 remained at $2.0 million, unchanged from the same period in 2007.

Total contribution margin for the advertising solutions segment for the three months ended March 31, 2008 improved $1.3 million, or 217%, from the same period in 2007 to a gain of $0.7 million, primarily as a result of higher revenues and decreased costs in the segment.

Reconciliation of Contribution Margin to Net Income (Loss)

Total contribution margin reconciled to net income (loss) on a GAAP basis was as follows (in millions):

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
			$ %
Total contribution margin	$14.4	$6.0	$8.4	140%
Unallocated corporate overhead	(6.8)	(5.6)
Depreciation and amortization	(1.0)	(1.0)
Amortization of intangible assets	(1.0)	(1.7)
Share-based and non-cash compensation	(1.4)	(1.1)
Interest income	0.7	0.5
Other income	1.8	0.1
Minority interest	—	—

Profit (loss) before income taxes	6.7	(2.8)
Income tax expense	0.4	0.2

Net income (loss) from continuing operations	6.3	(3.0)
Net loss from discontinued operations	—	(0.1)

Net income (loss) from continuing operations	$6.3	$(3.1)

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in terms of Statement of Position (SOP) 97-2, “Software Revenue Recognition”, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation for those deliverables.

Some of our contractual arrangements with our customers involve multiple-elements that impact the timing of recognition of revenues received from such customers, including, for example, our arrangements with Essel Group (which operates the DishTV network in India), FOXTEL in Australia and Comcast and Time Warner in the United States. At the time that a multiple-element arrangement is entered into, we make a determination as to whether vendor specific objective evidence, or VSOE, of fair value exists for each of the elements involved in the arrangement. To the extent VSOE does not exist, then portions of the amounts that we invoice under the applicable arrangement are generally deferred and recognized as revenue over time. For example, some of our arrangements provide for the delivery of future specified products and services, for which VSOE of fair value will generally not exist until final delivery of all such future specified products and services. In addition, some of our contracts include maintenance and support offerings, for which VSOE of fair value does not exist. In instances where VSOE of fair value for maintenance and support does not exist, we will generally recognize all revenues from the arrangement either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided. In instances where VSOE of fair value for maintenance and support exists and there are future specified products and services, we will generally recognize the maintenance and support revenues over the remaining period of support and all other deferred revenues upon the final delivery of the future specified products and services.

As of March 31, 2008, we recorded $27.7 million in deferred revenue compared with $24.1 million as of December 31, 2007. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through March 31, 2009	$18.0
April 1, 2009 through March 31, 2010	4.9
Thereafter	4.8

$27.7

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

Liquidity and Capital Resources

We expect to be able to fund our operating and capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities, if our assumptions about our revenues, expenses and cash commitments are generally accurate. Because we cannot be certain that our assumptions about our business or the interactive television and advertising solutions markets in general will prove to be accurate, our funding requirements may differ from our current expectations.

Our primary source of cash from operations is royalty payments from customers. The primary uses of cash are personnel and personnel-related costs, subcontractor and consulting costs, facilities costs, and capital expenditures. In February 2008, we received an additional $14.3 million in cash from Liberty Media, our former controlling shareholder, after the expiration of the indemnity period specified in the stock purchase agreement between Liberty Media and Kudelski SA.

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	March 31, 2008	December 31, 2007	Change
			$	%
Cash and cash equivalents	$82.9	$58.6	$24.3	41%
Short-term marketable debt securities	11.2	20.4	(9.2)	(45%)
Long-term marketable debt securities	1.9	2.8	(0.9)	(32%)

Total cash portfolio	$96.0	$81.8	$14.2	17%

	Three Months Ended March 31,		Change
	2008	2007	2008 versus 2007
Cash provided by (used in) operating activities for continuing operations	$(0.6)	$1.5	$(2.1)
Cash provided by (used in) investing activities for continuing operations	$10.9	$(9.3)	$20.2
Cash provided by financing activities for continuing operations	$14.3	$5.6	$8.7

Cash provided by (used in) operating activities

The decrease of $2.1 million in net cash provided by operating activities for continuing operations during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to a $14.4 million increase in the changes in accounts receivable. The decrease in net operating cash flow was offset by a $9.2 million improvement in net income (loss), net of non-cash items, and a net increase of $3.1 million in changes of other current assets and liabilities.

Cash provided by (used in) investing activities

The increase of $20.2 million in net cash provided by (used in) investing activities for continuing operations during the three months ended March 31, 2008 as compared to the same period in 2007 primarily represented an $18.4 million increase in net proceeds from sales of marketable debt securities and $1.7 million cash received from sale of a cost investment.

Cash provided by financing activities

The increase of $8.7 million in net cash provided by financing activities for continuing operations during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the $14.4 million capital contribution received from Liberty Media in February 2008, which was partially offset by a decrease of $0.2 million in proceeds from employee stock option exercises.

Commitments and Contractual Obligations

Information as of March 31, 2008 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining 9 months in 2008	Due in 2009- 2010	Due in 2011- 2012	Due in 2013 or after
Operating leases obligations	$8.9	$3.4	$4.8	$0.7	$—
Noncancellable purchase obligations	0.4	0.4	—	—	—

Total contractual obligations	$9.3	$3.8	$4.8	$0.7	$—

We have the right to terminate, without penalty, one of our operating leases prior to its scheduled expiration. If we exercise this early termination right in 2009, our future minimum lease commitments would be reduced by an aggregate of $0.6 million over the current remaining life of that lease. We have not yet made any determination as to whether we intend to exercise such right. If we did exercise such right, while our commitments under this specific lease would be reduced, we might also be required to lease additional space to conduct our business, and we cannot be certain, at this time, whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum purchase commitments under these arrangements as of March 31, 2008 were $0.4 million for the year ending December 31, 2008.

As of March 31, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2008 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of March 31, 2008	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Decrease 2%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$13,083	$13,110	$13,056	$13,138	$13,028

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of March 31, 2008, we held approximately $28.7 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three months ended March 31, 2008, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

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

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

(a) Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2008	OpenTV Corp.

	By:	/s/ Shum Mukherjee
Shum Mukherjee Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith
**Furnished	herewith