Form 10-Q
period 2008-06-30
OPENTV CORP
filed 2008-08-07
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the Registrant had outstanding:

109,282,496 Class A ordinary shares, no par value; and

30,206,154 Class B ordinary shares, no par value.

OpenTV, the OpenTV logo and our product and service names are trademarks, service marks or registered trademarks or service marks of OpenTV Corp. or its subsidiaries in the United States and other countries. Other product and service names mentioned herein may be trademarks, service marks or registered trademarks or service marks of their respective owners.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash and cash equivalents	$89,719	$58,599
Short-term marketable debt securities	7,565	20,404
Accounts receivable, net of allowance for doubtful accounts of $470 and $565 at June 30, 2008 and December 31, 2007, respectively	27,350	16,655
Prepaid expenses and other current assets	3,912	5,465

Total current assets	128,546	101,123
Long-term marketable debt securities	3,153	2,811
Property and equipment, net	6,593	6,554
Goodwill	95,084	95,082
Intangible assets, net	10,539	12,589
Other assets	2,232	1,896

Total assets	$246,147	$220,055

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,891	$2,687
Accrued liabilities	15,896	17,360
Accrued restructuring	598	883
Deferred revenue	19,283	14,992

Total current liabilities	38,668	35,922
Accrued liabilities, net of current portion	1,945	2,764
Accrued restructuring, net of current portion	1,247	1,297
Deferred revenue, net of current portion	11,690	9,142

Total liabilities	53,550	49,125
Commitments and contingencies (Note 14)
Minority interest	435	451
Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 109,328,996 and 109,657,613 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,235,396	2,234,614
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at June 30, 2008 and December 31, 2007	35,953	35,953
Additional paid-in capital	515,121	500,162
Accumulated other comprehensive loss	(535)	(141)
Accumulated deficit	(2,593,773)	(2,600,109)

Total shareholders’ equity	192,162	170,479

Total liabilities, minority interest and shareholders’ equity	$246,147	$220,055

*	The condensed consolidated balance sheet at December 31, 2007 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Royalties and licenses	$18,196	$14,066	$40,417	$31,927
Services and other	8,627	8,935	20,211	16,143

Total revenues	26,823	23,001	60,628	48,070
Cost of revenues:
Royalties and licenses	1,323	1,934	2,746	3,701
Services and other	10,018	9,965	20,091	19,208

Total cost of revenues	11,341	11,899	22,837	22,909

Gross profit	15,482	11,102	37,791	25,161
Operating expenses:
Research and development	8,447	7,754	17,739	16,327
Sales and marketing	2,332	2,993	4,685	5,889
General and administrative	4,539	4,695	10,910	10,121
Restructuring and impairment costs	581	(28)	581	(28)
Amortization of intangible assets	185	510	370	1,020

Total operating expenses	16,084	15,924	34,285	33,329

Profit (loss) from operations	(602)	(4,822)	3,506	(8,168)
Interest income	637	745	1,353	1,246
Other income (expense)	384	(123)	2,230	(50)
Minority interest	8	9	16	17

Income (loss) before income taxes	427	(4,191)	7,105	(6,955)
Income tax expense	406	578	769	839

Net income (loss) from continuing operations	21	(4,769)	6,336	(7,794)
Discontinued operations:
Net loss from discontinued operations	—	(95)	—	(214)

Net income (loss)	$21	$(4,864)	$6,336	$(8,008)

Net income (loss) per share from continuing operations, basic	$—	$(0.04)	$0.05	$(0.06)
Net loss per share from discontinued operations, basic	—	—	—	—

Net income (loss) per share, basic	$—	$(0.04)	$0.05	$(0.06)

Net income (loss) per share from continuing operations, diluted	$—	$(0.04)	$0.05	$(0.06)
Net loss per share from discontinued operations, diluted	—	—	—	—

Net income (loss) per share, diluted	$—	$(0.04)	$0.05	$(0.06)

Shares used in per share calculation, basic	139,632,228	138,659,811	139,710,747	138,576,223

Shares used in per share calculation, diluted	140,340,755	138,659,811	140,425,226	138,576,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,336	$(8,008)
Less: Loss from discontinued operations	—	(214)

Net income (loss) from continuing operations	6,336	(7,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,076	1,871
Amortization of intangible assets	2,050	3,402
Share-based compensation	1,841	2,270
Non-cash employee compensation	8	76
Provision for (reduction of) doubtful accounts	(95)	245
Gain on sale of cost investment	(143)	—
Loss on disposal of fixed assets	—	2
Minority interest	(16)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(10,600)	1,222
Prepaid expenses and other current assets	(411)	(29)
Other assets	(336)	938
Accounts payable	204	(1,162)
Accrued liabilities	(2,283)	(3,333)
Accrued restructuring	(335)	(301)
Deferred revenue	6,839	7,212

Net cash provided by operating activities of continuing operations	5,135	4,602
Net cash provided by operating activities of discontinued operations	—	176

Total net cash provided by operating activities	5,135	4,778
Cash flows from investing activities:
Purchase of property and equipment	(2,030)	(1,371)
Proceeds from sale of cost investment	1,882	—
Proceeds from sale of marketable debt securities	16,009	6,995
Purchase of marketable debt securities	(3,644)	(19,186)

Net cash provided by (used in) investing activities of continuing operations	12,217	(13,562)
Net cash provided by (used in) investing activities of discontinued operations	225	(20)

Total net cash provided by (used in) investing activities	12,442	(13,582)
Cash flows from financing activities:
Repurchase of employee stock options	—	(167)
Repurchase of restricted shares	(454)	—
Capital contribution	14,333	5,395
Proceeds from issuance of ordinary shares	11	236

Net cash provided by financing activities of continuing operations	13,890	5,464
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(347)	(35)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	42

Total effect of exchange rate changes on cash and cash equivalents	(347)	7

Net increase (decrease) in cash and cash equivalents of continuing operations	30,895	(3,531)
Net increase in cash and cash equivalents of discontinued operations	225	198

Net increase (decrease) in cash and cash equivalents	31,120	(3,333)
Cash and cash equivalents, beginning of period, of continuing operations	58,599	48,309
Cash and cash equivalents, beginning of period, of discontinued operations	—	307

Cash and cash equivalents, beginning of period	58,599	48,616

Cash and cash equivalents, end of period, of continuing operations	89,719	44,778
Cash and cash equivalents, end of period, of discontinued operations	—	505

Cash and cash equivalents, end of period	$89,719	$45,283

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,105)	$(1,004)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$2	$42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, these unaudited condensed consolidated interim financial statements (interim financial statements) have been prepared on the same basis as our December 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal closing adjustments, necessary to fairly state the information set forth within. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim period financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying interim financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2008 presentation, primarily related to discontinued operations and segments.

Use of Estimates

The preparation of the accompanying interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates and assumptions include matters related to revenue recognition, valuation allowances, impairments, restructuring costs and share-based compensation.

Discontinued Operations

In September 2007, we committed to a plan to dispose of Static 2358 Holdings Ltd. (Static), our subsidiary that operated our PlayJam games business (PlayJam). We closed the transaction to sell Static on December 31, 2007. In accordance with Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the financial results of the disposal group have been classified as a discontinued operation. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a significant impact on our interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments and other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our interim financial statements.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect FSP EITF 03-6-1 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have not yet determined the impact, if any, that the adoption of SFAS 162 will have on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We continue to evaluate the impact of the adoption of FSP FAS 142-3 on our financial statements.

In December 2007, the FASB issued SFAS 141(R). Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We continue to evaluate the impact of the adoption of SFAS 141(R) on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by such parties) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consists of incremental ordinary shares issuable upon the exercise of stock options (using the treasury stock method) and ordinary shares issuable in exchange for shares of common stock (using the if-converted method) of OpenTV, Inc., our subsidiary.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) from continuing operations	$21	$(4,769)	$6,336	$(7,794)
Net loss from discontinued operations	—	(95)	—	(214)

Net income (loss)	$21	$(4,864)	$6,336	$(8,008)

Denominator - basic:
Basic weighted average shares	139,632,228	138,659,811	139,710,747	138,576,223

Denominator - diluted:
Weighted average shares	139,632,228	138,659,811	139,710,747	138,576,223
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	54,961	—	58,807	—
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	653,566	—	655,672	—

Diluted weighted average shares	140,340,755	138,659,811	140,425,226	138,576,223

Net income (loss) per share from continuing operations, basic	$—	$(0.04)	$0.05	$(0.06)
Net loss per share from discontinued operations, basic	—	—	—	—

Net income (loss) per share, basic	$—	$(0.04)	$0.05	$(0.06)

Net income (loss) per share from continuing operations, diluted	$—	$(0.04)	$0.05	$(0.06)
Net loss per share from discontinued operations, diluted	—	—	—	—

Net income (loss) per share, diluted	$—	$(0.04)	$0.05	$(0.06)

The following weighted items as of June 30, 2008 and 2007 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Class A ordinary shares issuable upon exercise of stock options	5,569,798	8,323,290	5,582,744	8,807,548
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock
(including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	—	671,510	—	677,038

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 1.0 million for both the three and six months ended June 30, 2007.

Note 4. Discontinued Operations

In July 2001 we acquired Static, an interactive TV media and entertainment company, which became our PlayJam business unit. In September 2007 we committed to a plan to dispose of Static. We closed the transaction to sell Static on December 31, 2007. The purchase price included cash of $0.2 million, a 19% equity stake in the acquiring entity and contingent consideration that is subject to the acquiring entity’s achievement of net income and its utilization of its net operating losses for tax purposes.

In accordance with SFAS 144, the financial results of the disposal group have been classified as a discontinued operation.

The assets and liabilities classified as discontinued operations were all disposed of as of December 31, 2007.

The results of operations included in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues - services and other	$—	$1,265	$—	$2,602
Cost of revenues - services and other	—	1,098	—	2,213

Gross profit	—	167	—	389
Research and development	—	246	—	536
General and administrative	—	82	—	170

Loss from operations	—	(161)	—	(317)
Interest income	—	3	—	6

Loss from discontinued operations before income taxes	—	(158)	—	(311)
Income tax benefit	—	(63)	—	(97)

Net loss from discontinued operations	$—	$(95)	$—	$(214)

The cash flow from discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2008, represents $0.2 million received during the period as part of the purchase price from the acquiring entity. The cash flows from discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007, relate to the operations of PlayJam.

As of June 30, 2007, the balance of foreign currency translation adjustments associated with PlayJam was $0.3 million and was eliminated upon divestiture and included in the gain (loss) from discontinued operations in December 2007.

Note 5. Balance Sheet Components (in thousands)

	June 30, 2008	December 31, 2007
Prepaid expenses and other current assets:
Value added tax	$591	$287
Prepaid maintenance and support fees	609	362
Current deferred tax asset	321	575
Receivable for sale of investment	—	1,739
Deferred contract costs	484	271
Other	1,907	2,231

	$3,912	$5,465

Property and equipment:
Computers and equipment	$14,590	$16,074
Software	2,069	5,419
Furniture and fixtures	1,567	1,659
Leasehold improvements	2,252	2,179
Construction in progress	424	—

	20,902	25,331
Less: accumulated depreciation and amortization	(14,309)	(18,777)

	$6,593	$6,554

Other assets:
Deposits	$996	$604
Deferred contract costs	967	1,162
Other	269	130

	$2,232	$1,896

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$8,968	$10,439
Accrued professional fees	983	1,308
Accrued marketing	113	673
Accrued income taxes	2,919	3,316
Deferred rent	1,315	1,483
Other	3,543	2,905

	$17,841	$20,124

During the three months ended June 30, 2008, we wrote off certain property and equipment that have been fully depreciated and were no longer in use. The aggregate original costs and accumulated depreciation of these assets amounted to approximately $6.8 million.

As of June 30, 2008 and December 31, 2007, accounts receivable included approximately $0.4 million and $2.2 million, respectively, of unbilled receivables.

Note 6. Goodwill

Minority stockholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our Class A ordinary shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase by us of a minority interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date, as such price is reported on The NASDAQ Stock Market.

Note 7. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		June 30, 2008			December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	5-13	$14,102	$(5,420)	$8,682	$9,222
Developed technologies	3-5	8,600	(8,258)	342	1,483
Contracts and relationships	5	3,300	(1,869)	1,431	1,761
Trademarks	4	300	(216)	84	123

		$26,302	$(15,763)	$10,539	$12,589

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $1.0 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively, and $2.0 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively. Of the aggregate amortization, $0.8 million and $1.2 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2008 (remaining six months)	$1,250
2009	1,788
2010	1,522
2011	1,081
2012	1,081
2013	1,081
Thereafter	2,736

$10,539

Note 8. Restructuring and Impairment Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken to restructure the business. Restructuring activities could include terminating employees, abandoning excess leased space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring accrual depends on numerous estimates made by management, which are developed based on management’s knowledge of the activity being affected and the cost to exit existing commitments. These estimates could differ from actual results. We monitor the initial estimates and periodically record adjustments for any significant changes.

The following sets forth the restructuring activity during the three and six months ended June 30, 2008 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2007	$658	$1,522	$2,180
Cash payments	(575)	(18)	(593)

Balance, March 31, 2008	83	1,504	1,587
Cash payments	(294)	(29)	(323)
Provision, net of reversals	581	—	581

Balance, June 30, 2008	$370	$1,475	$1,845

During the second quarter of 2008, we reduced our workforce by 31 employees in the United States, Singapore and Israel, resulting in a restructuring provision of $0.6 million for employee severance benefits. As of June 30, 2008, we had paid $0.2 million of such benefits.

The outstanding accrual as of June 30, 2008 represents the value of employee severance and benefits that are expected to be paid by January 2009. The outstanding accrual for excess facilities relates to operating lease obligations, which expire in 2016.

Note 9. Employee Bonus

During the three months ended June 30, 2008, we paid approximately $3.7 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2007. This amount was fully accrued as of December 31, 2007.

We recorded approximately $1.3 million and $0.3 million of additional bonus expense during the three months ended March 31, 2008 and June 30, 2008, respectively, for the cash component of the 2007 Management Bonus and Equity Issuance Plan (2007 Plan), related to the achievement of performance targets during the period. All of the profitability targets under the 2007 Plan were achieved in May 2008. Therefore, during the three months ended June 30, 2008, we paid approximately $2.0 million in cash to participants of the 2007 Plan. An outstanding accrual of approximately $0.3 million for the 2007 Plan as of June 30, 2008 represents the amount that has been voluntarily deferred by certain senior management and is expected to be paid in full by December 31, 2008.

During the six months ended June 30, 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.

Note 10. Other Comprehensive Loss

The components of other comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reported net income (loss)	$21	$(4,864)	$6,336	$(8,008)
Other comprehensive gains (losses):
Foreign currency translation gains (losses)	(64)	37	(262)	34
Unrealized gains (losses) on available-for-sale investments, net of income taxes	(29)	(2)	(132)	19

Total comprehensive income (loss)	$(72)	$(4,829)	$5,942	$(7,955)

Note 11. Share-based Compensation Plans

Employee Stock Purchase Plan

We have an Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. Our board of directors suspended the ESPP in 2003, and no options or purchase rights are currently outstanding under the ESPP. In the event our board of directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuances during the following year. The ESPP terminates on December 31, 2009.

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of June 30, 2008, options to purchase 2,236,557 Class A ordinary shares were outstanding under the 2005 Plan, and 2,477,016 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of June 30, 2008, options to purchase 1,397,080 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of June 30, 2008, options to purchase 140,534 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of June 30, 2008, options to purchase 1,649,282 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV,

Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of June 30, 2008, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of June 30, 2008, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of June 30, 2008, options to purchase 1,966 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees

In December 2007, we issued 1,311,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares are restricted from sale or transfer and subject to forfeiture for a period of time that is equivalent to the normal vesting schedule applied to stock options granted under the 2005 Plan. In the event that an employee holding 2007 Restricted Shares is terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that have not vested as of the termination date will be forfeited and cancelled, except that our Chief Executive Officer has the right, in certain cases as set forth in his employment agreement, to accelerated lapsing of restrictions on a portion of his 2007 Restricted Shares, such as, for example, if he is terminated without cause or resigns his employment for good reason. As of June 30, 2008, an aggregate of 85,500 Class A ordinary shares have been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance. As of June 30, 2008, 1,225,750 of such Class A ordinary shares were outstanding and subject to restrictions.

Restricted Shares Issued to Former Chief Executive Officer

In March 2007, we entered into an employment agreement with Alan A. Guggenheim, our former Chief Executive Officer. Pursuant to that agreement, we issued Mr. Guggenheim 60,000 restricted Class A ordinary shares under our 2005 Plan on the date of his employment agreement. In August 2007, Mr. Guggenheim stepped down as Chief Executive Officer. The restricted shares issued to Mr. Guggenheim were fully vested upon issuance but are restricted from sale or transfer for a specified period of time.

2007 Management Bonus and Equity Issuance Plan (2007 Plan)

In August 2007, our board of directors approved the adoption of the 2007 Plan. The 2007 Plan provides that:

•	2007 bonus awards for certain senior management and other key employees of OpenTV shall be based upon achievement of our profitability targets;

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

•	the 2007 Management Restricted Shares will vest, and the cash will become payable, in each case on a pro rata basis, based on the following schedule:

•	62.5% upon OpenTV achieving Cumulative Net Income equal to or greater than zero,

•	12.5% upon OpenTV achieving Cumulative Net Income equal to or greater than $4,000,000, and

•	25% upon OpenTV achieving Cumulative Net Income equal to or greater than $6,000,000.

As defined by SFAS No. 123 (revised 2004), “Share-based Payment,” (SFAS 123(R)), the 2007 Plan allows for both performance and service elements. Accordingly, once vesting is considered probable, we recognize expense on a straight-line basis over the remaining requisite service period. Final compensation cost is recognized only for awards that ultimately vest. As part of the 2007 Plan, 1,020,232 Class A ordinary shares were issued in August 2007 as 2007 Management Restricted Shares.

We recorded approximately $0.2 million and $1.0 million of share-based compensation expense related to probable achievement of performance targets during the three and six months ended June 30, 2008, respectively.

All of the profitability targets under the 2007 Plan were achieved in May 2008. At such time, restrictions as to an aggregate of 929,767 of the 2007 Management Restricted Shares lapsed. We withheld an aggregate of 332,258 shares to satisfy applicable withholding tax liabilities.

Impact of the Adoption of SFAS 123(R)

The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues - services and other	$91	$115	$329	$249
Research and development	132	151	636	343
Sales and marketing	46	126	209	263
General and administrative	163	773	667	1,415

	$432	$1,165	$1,841	$2,270

Cash received from option exercises under all share-based compensation plans was not significant for the three months ended June 30, 2008 and June 30, 2007. Cash received from option exercises under all share-based compensation plans was not significant for the six months ended June 30, 2008 and was approximately $0.2 million for the six months ended June 30, 2007. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three and six months ended June 30, 2008 and 2007. No share-based compensation costs were capitalized for the three and six months ended June 30, 2008 and 2007.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	2.73% - 3.76%	4.52% - 5.10%	2.73% - 3.76%	4.44% - 5.10%
Average expected lives (months)	63	65	63	65
Dividend yield	—	—	—	—
Expected volatility	62%	69%	62%	69 - 74%

Our computation of expected volatility for the three and six months ended June 30, 2008 and 2007 was based on historical volatility of our stock price. Our computation of expected life for the three and six months ended June 30, 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three and six months ended June 30, 2008:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2007	5,858,675		$4.89
Options granted	150,300	$1.04 - $ 1.33	$1.16
Options forfeited	(70,260)	$1.03 - $ 3.87	$2.69
Options expired	(294,461)	$1.05 - $49.69	$2.71

Balance, March 31, 2008	5,644,254		$4.93
Options granted	232,000	$1.14 - $ 1.53	$1.48
Options exercised	(33,106)	$0.33 - $ 0.33	$0.33
Options forfeited	(141,822)	$1.32 - $ 4.00	$2.70
Options expired	(121,173)	$0.33 - $13.87	$2.98

Balance, June 30, 2008	5,580,153		$4.92

The following table summarizes information with respect to options outstanding at June 30, 2008:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 -$ 1.51	611,908	7.73	$1.26	107,608	$1.04
$ 1.53 -$ 2.47	568,534	6.84	$2.10	301,520	$2.02
$ 2.48 -$ 2.69	173,898	7.52	$2.56	91,716	$2.57
$ 2.70 -$ 2.70	1,044,079	6.09	$2.70	906,891	$2.70
$ 2.72 -$ 2.82	286,800	6.53	$2.78	205,517	$2.78
$ 2.84 -$ 2.84	1,137,936	7.25	$2.84	721,648	$2.84
$ 2.85 -$ 3.05	571,711	6.06	$2.98	394,124	$2.99
$ 3.06 -$ 6.00	587,878	5.07	$4.40	445,052	$4.67
$ 6.04 -$ 54.25	587,409	2.18	$22.25	587,409	$22.25
$ 81.00 -$ 88.00	10,000	1.58	$82.02	10,000	$82.02

	5,580,153	6.12	$4.92	3,771,485	$6.14

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three and six months ended June 30, 2008. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three months ended June 30, 2007 and was $0.1 million for the six months ended June 30, 2007.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of June 30, 2008 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on June 30, 2008, which was $1.31.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of June 30, 2008 was not significant, based on the closing price of our Class A ordinary shares on June 30, 2008, which was $1.31. The weighted average remaining contractual life of currently exercisable options, calculated at June 30, 2008, was 5.24 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of June 30, 2008 was 4,877,738, the weighted-average exercise price of which was $5.30. The aggregate intrinsic value of options vested and expected-to-vest as of June 30, 2008 was $0.1 million, based on the closing price of our Class A ordinary shares on June 30, 2008, which was $1.31. The weighted average remaining contractual life of options vested and expected-to-vest as of June 30, 2008 was 5.85 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.82 and $1.43 per share for grants in the three months ended June 30, 2008 and 2007, respectively. The weighted average grant-date fair value of options granted was $0.76 and $1.50 per share for grants in the six months ended June 30, 2008 and 2007, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three and six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2007	2,231,482	$1.22
Unvested restricted shares forfeited and cancelled	(129,465)	$1.31
Unvested restricted shares granted	100,000	$1.18

Unvested shares balance, March 31, 2008	2,202,017	$1.21
Unvested restricted shares forfeited and cancelled	(378,758)	$1.38
Restricted shares vested	(597,509)	$1.43

Unvested shares balance, June 30, 2008	1,225,750	$1.04

Unrecognized Compensation Expense

As of June 30, 2008, there was approximately $2.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our share incentive plans.

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

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three and six months ended June 30, 2007 and 2008, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at June 30, 2008 Using
	Carrying Amount at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$7,565	$—	$7,565	$—
Available for sale long-term marketable debt securities	3,153	—	3,153	—

	$10,718	$—	$10,718	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 14. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of June 30, 2008, the terms of these leases were set to expire between July 2008 and May 2012. Total rent expense was $1.5 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively. Total rent expense was $2.7 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively. Sublease income was not significant for the three and six months ended June 30, 2008 and 2007.

Future minimum payments under non-cancelable operating leases as of June 30, 2008 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2008 (remaining six months)	$2,425
2009	4,198
2010	1,618
2011	911
2012	164
Thereafter	—

$9,316

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

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of June 30, 2008 were $0.3 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of June 30, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Contingencies

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. We filed a written statement of position with OSHA denying all of Mr. Guggenheim’s allegations. OSHA has not yet determined whether it will conduct an investigation into this matter, and no substantive administrative proceedings have occurred to date. We believe Mr. Guggenheim’s allegations are without merit and intend to defend ourselves vigorously in any administrative proceedings and in any subsequent legal proceedings that may be filed by Mr. Guggenheim. We have established a reserve for the severance and other benefits we believe are due to Mr. Guggenheim under the terms of his employment agreement. That reserve is an estimate only and actual costs may be materially different.

Initial Public Offering Securities Litigation. In July 2001, the first of a series of putative securities class actions was filed in the United States District Court for the Southern District of New York against certain investment banks which acted as underwriters for our initial public offering, us and various of our officers and directors. In November 2001, a similar securities class action was filed in the United States District Court for the Southern District of New York against Wink Communications and two of its officers and directors and certain investment banks which acted as underwriters for Wink Communications’ initial public offering. We acquired Wink Communications in October 2002. The complaints allege undisclosed and improper practices concerning the allocation of initial public offering shares in violation of the federal securities laws and seek unspecified damages on behalf of persons who purchased OpenTV Class A ordinary shares during the period from November 23, 1999 through December 6, 2000 and Wink Communications’ common stock during the period from August 19, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation , 21 MC 92 (SAS). Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. All claims against our and Wink Communications’ officers and directors have been dismissed without prejudice in this litigation pursuant to the parties’ stipulation approved by the Court on October 9, 2002. On February 19, 2003, the Court denied in part and granted in part the omnibus motion to dismiss filed on behalf of defendants, including us and Wink Communications. The Court’s order dismissed all claims against us and Wink Communications except for a claim brought under Section 11 of the Securities Act of 1933.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints.

It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, we believe that we have meritorious defenses to the claims asserted against us and will defend ourselves vigorously. No provision has been made in our interim financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Broadcast Innovation Matter. On November 30, 2001, a suit was filed in the United States District Court for the District of Colorado by Broadcast Innovation, L.L.C., or BI, alleging that DIRECTV, Inc., EchoStar Communications Corporation, Hughes Electronics Corporation, Thomson Multimedia, Inc., Dotcast, Inc. and Pegasus Satellite Television, Inc. are infringing certain claims of United States patent no. 6,076,094 (‘094 patent), assigned to or licensed by BI. DIRECTV and certain other defendants settled with BI on July 17, 2003. We are unaware of the specific terms of that settlement. Though we are not currently a defendant in the suit, BI may allege that certain of our products, possibly in combination with the products provided by some of the defendants, infringe BI’s patent. The agreement between OpenTV, Inc. and EchoStar includes indemnification obligations that may be triggered by the litigation. If liability is found against EchoStar in this matter, and if such a decision implicates our technology or products, EchoStar has notified OpenTV, Inc. of its expectation of indemnification, in which case our business performance, financial position, results of operations or cash flows may be adversely affected. Likewise, if OpenTV, Inc. were to be named as a defendant and it is determined that the products of OpenTV, Inc. infringe any of the asserted claims, and/or it is determined that OpenTV, Inc. is obligated to defend EchoStar in this matter, our business performance, financial position, results of operations or cash flows may be adversely affected. On November 7, 2003, BI filed suit against Charter Communications, Inc. (Charter) and Comcast Corporation in United States District Court for the District of Colorado, alleging that Charter and Comcast also infringe the ‘094 patent. The agreements between Wink Communications and Charter include indemnification obligations of Wink Communications that may be triggered by the litigation. While reserving all of our rights in respect of this matter, we have conditionally reimbursed Charter for certain reasonable legal expenses that it incurred in connection with this litigation. On August 4, 2004, the District Court found the ‘094 patent invalid. After various procedural matters, including interim appeals, in November 2005, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court for disposition. On March 8, 2006, the defendants filed a writ of certiorari in this matter with the Supreme Court of the United States to review the decision of the United States Court of Appeals for the Federal Circuit, which had overturned the District Court’s order for summary judgment in favor of the defendants. That writ of certiorari was denied. Charter filed a request with the United States Patent and Trademark Office on June 8, 2006 to re-examine the patent based on prior art references. On June 21, 2006, Charter filed a motion to stay the litigation pending completion of the Patent Office’s reexamination of the ‘094 patent. On July 11, 2006, the Court granted Charter’s motion and entered an order staying the case pending notice as to whether the re-examination request is accepted by the United States Patent and Trademark Office. On August 5, 2006, the United States Patent and Trademark Office ordered a re-examination of all of the patent’s claims. The case remains stayed. Based on the information available to us, we have established a reserve for costs and fees that may be incurred in connection with this matter. That reserve is an estimate only and actual costs may be materially different.

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

Note 15. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media Corporation, pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of June 30, 2008, Kudelski’s total ownership represented approximately 32.0% of the economic interest and approximately 76.9% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which amount represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. During the six months ended June 30, 2008, we also received approximately $0.1 million in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

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

In February 2008, we signed a multi-year license and distribution agreement with Nagravision SA, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to OpenTV in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions offered by OpenTV to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to OpenTV under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing OpenTV middleware deployed by such customers and the amount of professional services requested by Nagravision. As of June 30, 2008, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services provided from time to time by OpenTV for Nagravision. Unless otherwise agreed, professional services performed by OpenTV will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the three and six months ended June 30, 2008, we recognized an aggregate of approximately $3.4 million and $4.6 million, respectively, of royalties and licenses and services and other revenues under these arrangements with Nagravision. Services and other revenue received from Kudelski and its affiliates, including Nagravision, was not material for the three and six months ended June 30, 2007.

Prior to March 2007, we participated in the Liberty Media benefits program for employees in the United States at a cost of approximately $0.4 million for the three months ended March 31, 2007.

Note 16. Segment Information

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131 “Disclosure about Segments of an Enterprise and Related Information,” and accordingly, we have restated the segment information for the prior periods presented in our interim financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related direct or indirect allocable costs, including personnel and personnel-related support costs, communications, facilities, maintenance and support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters differently.

Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Middleware solutions
Royalties and licenses	$16,676	$12,976	$37,209	$29,527
Services and other	6,866	7,239	16,396	12,471

Subtotal - Middleware solutions	23,542	20,215	53,605	41,998
Advertising solutions
Royalties and licenses	1,520	1,090	3,208	2,400
Services and other	1,761	1,696	3,815	3,672

Subtotal - Advertising solutions	3,281	2,786	7,023	6,072

Total revenues	$26,823	$23,001	$60,628	$48,070

Contribution margin (loss):
Middleware solutions	$7,940	$4,498	$21,608	$11,079
Advertising solutions	233	(313)	919	(858)

Total contribution margin	8,173	4,185	22,527	10,221
Unallocated corporate support	(5,693)	(5,167)	(12,465)	(10,798)
Restructuring and impairment costs	(581)	28	(581)	28
Depreciation and amortization	(1,042)	(952)	(2,076)	(1,871)
Amortization of intangible assets	(1,025)	(1,701)	(2,050)	(3,402)
Share-based and non-cash compensation	(434)	(1,215)	(1,849)	(2,346)
Interest income	637	745	1,353	1,246
Other income (expense)	384	(123)	2,230	(50)
Minority interest	8	9	16	17

Income (loss) before income taxes	427	(4,191)	7,105	(6,955)
Income tax expense	406	578	769	839

Net income (loss) from continuing operations	21	(4,769)	6,336	(7,794)
Discontinued operations:
Net loss from discontinued operations	—	(95)	—	(214)

Net income (loss)	$21	$(4,864)	$6,336	$(8,008)

Our revenues by geographic area, based on the location of the network operators who are deploying our products, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Europe, Africa and Middle East
United Kingdom	$5,023	19%	$4,049	18%	$11,217	19%	$9,436	20%
Italy	1,117	4%	1,396	6%	3,141	5%	3,159	7%
Other countries	5,442	20%	3,993	17%	13,977	23%	9,213	19%

Subtotal	11,582	43%	9,438	41%	28,335	47%	21,808	46%
Americas
United States	5,307	20%	5,420	24%	11,574	19%	11,098	23%
Other countries	2,457	9%	907	4%	4,845	8%	3,271	7%

Subtotal	7,764	29%	6,327	28%	16,419	27%	14,369	30%
Asia Pacific
India	3,176	12%	—	—	4,085	7%	—	—
Australia	1,684	6%	1,673	7%	6,019	10%	3,428	7%
Japan	1,500	6%	4,815	21%	3,384	6%	6,445	13%
Other countries	1,117	4%	748	3%	2,386	3%	2,020	4%

Subtotal	7,477	28%	7,236	31%	15,874	26%	11,893	24%

	$26,823	100%	$23,001	100%	$60,628	100%	$48,070	100%

Four major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Nagravision	13%	—%	8%	—%
Thomson	7%	10%	10%	14%
Echostar	6%	11%	6%	10%
Jupiter	1%	14%	1%	7%

	27%	35%	25%	31%

Another of our major customers is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 18% and 16% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 18% and 17% of total revenues for the six months ended June 30, 2008 and 2007, respectively, taking into account the royalties which are paid by three manufacturers who sell set-top boxes to BSkyB, including Thomson.

As described above in Note 15 Related Party Transactions, revenues from Nagravision are derived from a distribution agreement that permits Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. Reliance Communications, a network operator located in India that licenses our middleware products through our distribution agreement with Nagravision, indirectly accounted for 12% and 7% of our total revenues for the three and six months ended June 30, 2008, respectively. No revenue was derived from Reliance Communications during the three and six months ended June 30, 2007.

Three customers accounted for 12%, 10% and 10% of net accounts receivable as of June 30, 2008. Five customers accounted for 14%, 13%, 13%, 13% and 10% of net accounts receivable as of June 30, 2007.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$1,137	$367	$1,891	$1,098
Other countries	43	120	139	273

	$1,180	$487	$2,030	$1,371

Long-lived assets by geographic area were as follows (in thousands):

	June 30, 2008	December 31, 2007
Property and equipment:
United States	$4,754	$4,506
Other countries	1,839	2,048

	$6,593	$6,554

Other assets:
United States	$1,304	$1,301
Other countries	928	595

	$2,232	$1,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read together with the unaudited condensed consolidated financial statements (interim financial statements) and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 11, 2008.

Overview of Our Business

We are one of the world’s leading providers of software solutions for the delivery of digital and interactive television. Our software enables cable, satellite, telecommunications and digital terrestrial operators, which we refer to as “network operators,” to offer enhanced television experiences to their viewers.

The majority of our revenue typically comes from one-time royalty fees paid by network operators or manufacturers of set-top boxes once a set-top box which incorporates our software has been shipped to or activated by the network operator. We also derive revenue from the licensing of related software and interactive content and applications associated with the delivery of digital and interactive television, as well as from licensing products that enable advanced advertising solutions. In addition, we receive professional services fees from consulting, systems integration and training engagements, fees for the maintenance and support of our products, and fees from revenue sharing arrangements related to the use of our interactive content and applications.

Our revenue model may change over time. For example, we have signed subscription-based licensing agreements under which we receive monthly payments for each set-top box that includes our software that our customers deploy for so long as those set-top boxes remain active. In addition, we have also licensed our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors.

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 32.0% and a voting interest of approximately 76.9% in our company, based on the number of our ordinary shares outstanding as of June 30, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP, as applicable to financial statements for interim reporting periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these interim financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates have the greatest potential impact on our interim financial statements: revenue recognition, allowances for doubtful accounts, tax valuation allowances, deferred tax assets, impairment of goodwill and long-lived assets, restructuring costs and share-based compensation. All of these accounting policies and estimates, together with their underlying assumptions and their impact on our financial statements, have been discussed with the audit committee of our board of directors.

As discussed below and in Note 13 to the interim financial statements, we adopted Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures” (SFAS 157) as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159) as of January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Substantially all of our financial assets and liabilities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

In February 2007, the FASB issued SFAS 159. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments and other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our interim financial statements.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect FSP EITF 03-6-1 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have not yet determined the impact, if any, that the adoption of SFAS 162 will have on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We continue to evaluate the impact of the adoption of FSP FAS 142-3 on our financial statements.

In December 2007, the FASB issued SFAS 141(R). Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We continue to evaluate the impact of the adoption of SFAS 141(R) on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by such parties) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

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

Revenues for the three months ended June 30, 2008 were $26.8 million, an increase of $3.8 million, or 17%, from $23.0 million for the same period in 2007. Revenues for the six months ended June 30, 2008 were $60.6 million, an increase of $12.5 million, or 26%, from $48.1 million for the same period in 2007.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$18.2	$14.1	$4.1	29%	$40.4	$31.9	$8.5	27%
Services and other	8.6	8.9	(0.3)	(3%)	20.2	16.2	4.0	25%

Total revenues	$26.8	$23.0	$3.8	17%	$60.6	$48.1	$12.5	26%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We have more recently begun to also license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who will pay the applicable license and royalty fees directly to us. We have also entered into license agreements with network operators who will pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed by the network operator for so long as that box remains in use by the network operator.

The aggregate amount of royalties we receive from our customers during a quarterly period is influenced by a number of factors. In the case of our set-top box software, these include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, and sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of our licensed middleware products based on the volume of the customer’s previous deployments of the particular licensed products, and expect that we will continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed with our software. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year.

We also derive fees from the licensing of other software products, such as OpenTV Streamer, OpenTV Eclipse, including our next generation campaign management solution known as EclipsePlus, and OpenTV Participate. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Europe, Middle East and Africa	$7.6	$6.6	$1.0	15%	$19.4	$15.4	$4.0	26%
Americas	4.8	4.0	0.8	20%	10.2	9.9	0.3	3%
Asia Pacific	5.8	3.5	2.3	66%	10.8	6.6	4.2	64%

Total royalties and licenses revenues	$18.2	$14.1	$4.1	29%	$40.4	$31.9	$8.5	27%

As percentage of total revenues	68%	61%			67%	66%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Royalties and licenses revenues for the three months ended June 30, 2008 increased $4.1 million, or 29%, to $18.2 million.

•

Europe, Middle East and Africa accounted for $7.6 million in royalties and licenses revenues for the three months ended June 30, 2008, an increase of $1.0 million, or 15%, compared to the same period in 2007.

British Sky Broadcasting, or BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $4.0 million, or 22%, of our total worldwide royalties and licenses revenues for the three months ended June 30, 2008. BSkyB royalties and licenses revenues increased by $0.7 million compared to the same period in 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our personal video recorder, or PVR, software. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses revenues from Multichoice Africa increased $0.6 million as compared to the same period in 2007, primarily due to increased deployments of set-top boxes containing our middleware products. These increases were partially offset by a decrease in royalties and licenses revenues from other customers of $0.3 million, resulting from lower volumes of set-top box deployments by such customers.

•	The Americas region accounted for $4.8 million in royalties and licenses revenues for the three months ended June 30, 2008, an increase of $0.8 million, or 20%, as compared to the same period in 2007.

EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $1.4 million, or 8%, of our total worldwide royalties and licenses revenues for the three months ended June 30, 2008. EchoStar royalties and licenses revenues declined $0.7 million as compared to the same period in 2007, primarily due to reduced set-top box deployments by this customer. This reduction in royalties and licenses revenues was offset by increased royalties and licenses revenues from NET in Brazil of $0.9 million, as compared to the same period in 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $0.5 million in license fees from increased deployments by our customers of our OpenTV Eclipse product for advertising campaign management. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.2 million as compared to the same period in 2007 due to higher volumes of deployments of our products.

•

The Asia Pacific region accounted for $5.8 million in royalties and licenses revenues for the three months ended June 30, 2008, an increase of $2.3 million, or 66%, as compared to the same period in 2007.

Royalties and licenses revenues from Reliance in India, received through our license and distribution agreement with Nagravision SA, increased $3.0 million, due to the receipt of the initial royalty report for the network and a one-time license fee for enterprise software. Royalties and licenses revenues from Jupiter in Japan decreased $1.0 million as compared to the same period in 2007 as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product. Royalties and licenses revenues from other customers accounted for a net increase of $0.3 million due to higher volumes of deployments of our products.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Royalties and licenses revenues for the six months ended June 30, 2008 increased $8.5 million, or 27%, to $40.4 million.

•

Europe, Middle East and Africa accounted for $19.4 million in royalties and licenses revenues for the six months ended June 30, 2008, an increase of $4.0 million, or 26%, compared to the same period in 2007.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $9.7 million, or 24%, of our total worldwide royalties and licenses revenues for the six months ended June 30, 2008. BSkyB royalties and licenses revenues increased by $2.0 million compared to the same period in 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our PVR software. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we expect the number of PVR shipments to increase as network operators seek to deploy more PVR functionality in the future. Royalties and licenses revenues from UPC Broadband Holdings, or UGC, increased $1.6 million as compared to the same period in 2007, as we achieved final delivery of all licensed products during the fourth quarter of 2007, which allows us to recognize the royalties and licenses revenues from UGC as they are reported. Royalties and licenses revenues from Multichoice Africa increased $1.1 million as compared to the same period in 2007, primarily due to increased deployments of set-top boxes containing our middleware products. These increases were partially offset by a decrease in royalties and licenses revenues from other customers of $0.7 million, resulting from lower volumes of set-top box deployments by such customers.

•	The Americas region accounted for $10.2 million in royalties and licenses revenues for the six months ended June 30, 2008, an increase of $0.3 million, or 3%, as compared to the same period in 2007.

EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $3.1 million, or 8%, of our total worldwide royalties and licenses revenues for the six months ended June 30, 2008. EchoStar royalties and licenses revenues declined $1.4 million as compared to the same period in 2007, primarily due to reduced set-top box deployments by this customer. Royalties and licenses revenues from Bell ExpressVu in Canada declined $0.8 million as compared to the same period in 2007. This decrease was primarily due to an amendment to our license agreement with Bell ExpressVu entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell ExpressVu over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET in Brazil of $1.4 million, as compared to the same period in 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $0.8 million in license fees resulting from increased deployments by our customers of our OpenTV Eclipse product for advertising campaign management. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.4 million as compared to the same period in 2007 due to higher volumes of deployments of our products.

•

The Asia Pacific region accounted for $10.8 million in royalties and licenses revenues for the six months ended June 30, 2008, an increase of $4.2 million, or 64%, as compared to the same period in 2007.

Royalties and licenses revenues from Austar in Australia increased $1.3 million, primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from Reliance in India, received through our license and distribution agreement with Nagravision SA, increased $3.4 million, due to the receipt of the initial royalty report for the network, a one-time license fee for enterprise software and the sale of other middleware-related products. Royalties and licenses revenues from Jupiter in Japan decreased $0.7 million as compared to the same period in 2007 as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product. Royalties and licenses revenues from other customers accounted for a net increase of $0.1 million due to higher volumes of deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Total services and other revenues	$8.6	$8.9	$(0.3)	(3%)	$20.2	$16.2	$4.0	25%
As percentage of total revenues	32%	39%			33%	34%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Services and other revenues for the three months ended June 30, 2008 decreased $0.3 million, or 3%, to $8.6 million.

During the three months ended June 30, 2008, we realized net decreases in services and other revenues of $0.6 million from discrete development, integration and other professional services engagements as compared to the same period in 2007. Maintenance and support revenues increased by $0.6 million as compared to the same period in 2007, which included an increase of $0.3 million related to increased deployments of our advanced advertising products. Services and other revenues from other customers accounted for a net decrease of $0.3 million as compared to the same period in 2007.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Services and other revenues for the six months ended June 30, 2008 increased $4.0 million, or 25%, to $20.2 million.

During the six months ended June 30, 2008, we realized net increases in services and other revenues of $2.2 million from discrete development, integration and other professional services engagements as compared to the same period in 2007. Maintenance and support revenues increased by $1.9 million as compared to the same period in 2007, which included an increase of $0.5 million related to increased deployments of our advanced advertising products.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of materials and shipping costs, revenue share costs, amortization of developed technology and patents, and patent-related legal costs. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Cost of royalties and licenses	$1.3	$1.9	$(0.6)	(32%)	$2.7	$3.7	$(1.0)	(27%)
As percentage of total revenues	5%	8%			4%	8%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Cost of royalties and licenses for the three months ended June 30, 2008 decreased $0.6 million, or 32%, to $1.3 million. As a percentage of revenues, cost of royalties and licenses decreased to 5% for the three months ended June 30, 2008 as compared to 8% in the same period in 2007. The amortization of developed technologies and patents decreased by $0.4 million, reflecting the full amortization of some of our developed technologies and patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002. During the three months ended June 30, 2008, we also reversed a previously accrued liability of $0.2 million related to a contract commitment that we assumed from the Wink acquisition. The accrual release was recorded as a reduction to cost of royalties and licenses, where the accrual was originally charged.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Cost of royalties and licenses for the six months ended June 30, 2008 decreased $1.0 million, or 27%, to $2.7 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% for the six months ended June 30, 2008 as compared to 8% in the same period in 2007. The amortization of developed technologies and patents decreased by $0.7 million, reflecting the full amortization of some of our developed technologies and patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$ %
Cost of services and other	$10.0	$10.0	$—	—	$20.1	$19.2	$0.9	5%
As percentage of total revenues	37%	43%			33%	40%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Cost of services and other for the three months ended June 30, 2008 remained the same as in the same period in 2007. As a percentage of revenues, cost of services and other decreased to 37% for the three months ended June 30, 2008 as compared to 43% in the same period in 2007. An increase of $0.8 million in personnel and personnel-related support costs in connection with increased staffing for new and ongoing projects in 2008 was partially offset by a decrease of $0.8 million in outside consulting and subcontractor costs.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Cost of services and other for the six months ended June 30, 2008 increased $0.9 million, or 5%, to $20.1 million. As a percentage of revenues, cost of services and other decreased to 33% for the six months ended June 30, 2008 as compared to 40% in the same period in 2007. An increase of $1.9 million in personnel and personnel-related support costs in connection with increased staffing for new and ongoing projects in 2008 was partially offset by a decrease of $1.1 million in outside consulting and subcontractor costs.

Research and Development

Research and development expenses consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred for both new product development and enhancements to our existing software products and applications. Research and development remains important to our long-term growth strategy. We will continue to focus on the timely development of new and enhanced interactive television and advanced advertising products for our customers, and we plan to continue investing at levels that we believe are sufficient to develop our technologies and product offerings.

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Research and development	$8.4	$7.7	$0.7	9%	$17.7	$16.3	$1.4	9%
As percentage of total revenues	31%	33%			29%	34%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Research and development expenses for the three months ended June 30, 2008 increased $0.7 million, or 9%, to $8.4 million. As a percentage of revenues, research and development expenses decreased to 31% for the three months ended June 30, 2008 as compared to 33% in the same period in 2007. The increased expenses were primarily due to an increase of $0.7 million in personnel and personnel-related support costs associated with staffing for our product development efforts.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Research and development expenses for the six months ended June 30, 2008 increased $1.4 million, or 9%, to $17.7 million. As a percentage of revenues, research and development expenses decreased to 29% for the six months ended June 30, 2008 as compared to 34% in the same period in 2007. The increased expenses were primarily due to an increase of $1.6 million in personnel and personnel-related support costs associated with staffing for our product development efforts, which was partially offset by a decrease of $0.1 million in consulting and subcontractor costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Sales and marketing	$2.3	$3.0	$(0.7)	(23%)	$4.7	$5.9	$(1.2)	(20%)
As percentage of total revenues	9%	13%			8%	12%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Sales and marketing expenses for the three months ended June 30, 2008 decreased $0.7 million, or 23%, to $2.3 million. As a percentage of revenues, sales and marketing expenses decreased to 9% for the three months ended June 30, 2008 as compared to 13% in the same period in 2007. The decrease was primarily due to a decrease of $0.3 million in personnel and personnel-related support costs, and a decrease of $0.3 million in marketing costs.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Sales and marketing expenses for the six months ended June 30, 2008 decreased $1.2 million, or 20%, to $4.7 million. As a percentage of revenues, sales and marketing expenses decreased to 8% for the six months ended June 30, 2008 as compared to 12% in the same period in 2007. The decrease was primarily due to a decrease of $0.6 million in personnel and personnel-related support costs, and a decrease of $0.5 million in marketing costs.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
General and administrative	$4.5	$4.7	$(0.2)	(4%)	$10.9	$10.1	$0.8	8%
As percentage of total revenues	17%	20%			18%	21%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. General and administrative expenses for the three months ended June 30, 2008 decreased $0.2 million, or 4%, to $4.5 million. As a percentage of revenues, general and administrative expenses decreased to 17% for the three months ended June 30, 2008 as compared to 20% in the same period in 2007. The decrease was primarily due to a decrease of $0.5 million in provision for doubtful accounts, and a decrease of $0.1 million in personnel and personnel-related support costs. These decreases were partially offset by an increase of $0.4 million in consulting and subcontractor costs.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2008 decreased $0.8 million, or 8%, to $10.9 million. As a percentage of revenues, general and administrative expenses decreased to 18% for the three months ended June 30, 2008 as compared to 21% in the same period in 2007. The increase was primarily due to an increase of $0.6 million in consulting and subcontractor costs, and an increase of $0.5 million in personnel and personnel-related support costs. These increases were partially offset by a decrease of $0.3 million in provision for doubtful accounts.

Restructuring and Impairment Costs

Restructuring and impairment costs were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Restructuring and impairment costs	$0.6	$—	$0.6	—%	$0.6	$—	$0.6	—%
As percentage of total revenues	2%	—%			1%	—%

During the second quarter of 2008, we reduced our workforce by 31 people in our United States, Singapore and Israel operations, resulting in a restructuring provision of $0.6 million for employee severance benefits.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Amortization of intangible assets	$0.2	$0.5	$(0.3)	(60%)	$0.4	$1.0	$(0.6)	(60%)
As percentage of total revenues	1%	2%			1%	2%

Amortization of intangible assets for the three months ended June 30, 2008 decreased $0.3 million, or 60%, to $0.2 million, and amortization of intangible assets for the six months ended June 30, 2008 decreased $0.6 million, or 60%, to $0.4 million. The decreases resulted from the expiration of the amortization period for certain intangible assets associated with Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Interest income	$0.6	$0.7	$(0.1)	(14%)	$1.4	$1.2	$0.2	17%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Interest income decreased slightly during the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to a decreased effective yield on our investment portfolio, which was partially offset by an overall increase in the size of our portfolio.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Interest income increased during the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to an overall increase in the size of our investment portfolio.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income, and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Other income (expenses)	$0.4	$(0.1)	$0.5	500%	$2.2	$—	$2.2	100%

For the six months ended June 30, 2008, net other income increased due to gains on foreign exchange, which was primarily due to the weakening of the United States Dollar against the foreign currencies in which approximately $16.8 million of our cash balance were denominated as of June 30, 2008.

Income Taxes

As of June 30, 2008, unrecognized tax benefits approximated $1.9 million, $1.6 million of which would affect the effective tax rate if recognized.

We estimate that we had net United States federal tax loss carryforwards of approximately $191 million at the end of 2007, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions and we have foreign taxes withheld from certain royalty payments.

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Income tax expense	$0.4	$0.6	$(0.2)	(33%)	$0.8	$0.8	$—	—%

Discontinued Operations

In December 2007, we sold Static 2358 Holdings Ltd., which operated our PlayJam games business. In accordance with SFAS 144, the business unit has been reclassified as a discontinued operation.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131 “Disclosure about Segments of an Enterprise and Related Information,” and accordingly, we have restated the segment information for the prior periods presented in our interim financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

Our management reviews and assesses the “contribution margin” of each of these segments, which is not a financial measure calculated in accordance with GAAP. We define contribution margin for these purposes as segment revenues less related direct or indirect allocable costs, including personnel and personnel-related support costs, communications, facilities, maintenance and support, consulting and subcontractor costs, travel, marketing and network infrastructure and bandwidth costs. There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters differently.

Contribution margin is a non-GAAP financial measure which excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from and not comparable to the calculation used by other companies.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$16.7	$13.0	$3.7	28%	$37.2	$29.5	$7.7	26%
Services and other	6.8	7.2	(0.4)	(6%)	16.4	12.5	3.9	31%

Total middleware solutions	$23.5	$20.2	$3.3	16%	$53.6	$42.0	$11.6	28%

As percentage of total revenues	88%	88%			88%	87%
Contribution margin - middleware solutions	$8.0	$4.5	$3.5	78%	$21.6	$11.1	$10.5	95%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Total revenues from the middleware solutions segment for the three months ended June 30, 2008 increased $3.3 million, or 16%, to $23.5 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 71% and 64% of segment revenues for the three months ended June 30, 2008 and 2007, respectively. Royalties and licenses from the middleware solutions segment for the three months ended June 30, 2008 increased $3.7 million, or 28%, to $16.7 million. As described under “Royalties and licenses” in “Revenues” above, the increases were primarily due to an increase of $3.0 million in revenues generated from Reliance in India through our license and distribution agreement with Nagravision SA; an increase of $1.3 million from BSkyB reflecting increased shipments of our software, particularly our PVR software; an increase of $0.9 million resulting from increased deployments of middleware-related products by NET in Brazil; and an increase of $0.6 million from Multichoice Africa due to increased deployments of set-top boxes containing our middleware products. These increases were partially offset by a decrease of $1.0 million from Jupiter in Japan as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product, a decrease of $0.7 million from EchoStar due to decreased set-top box deployments and a net decrease of $0.3 million in royalties and licenses revenues from other middleware customers.

Services and other revenues accounted for 29% and 36% of segment revenues for the three months ended June 30, 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment for the three months ended June 30, 2008 decreased $0.4 million, or 6%, to $6.8 million. As described under “Services and other” in “Revenues” above, the decreases were primarily due to net decreases of $0.6 million in services and other revenues from discrete development, integration and other professional services engagements, in addition to a decrease of $0.1 million in services and other revenues from other middleware customers, which was partially offset by an increase of $0.3 million in maintenance and support revenues from our middleware customers.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended June 30, 2008 increased $3.4 million, or 76%, to $8.0 million, primarily reflecting higher revenues generated in this segment.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Total revenues from the middleware solutions segment for the six months ended June 30, 2008 increased $11.6 million, or 28%, to $53.6 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 69% and 70% of segment revenues for the six months ended June 30, 2008 and 2007, respectively. Royalties and licenses from the middleware solutions segment for the six months ended June 30, 2008 increased $7.7 million, or 26%, to $37.2 million. As described under “Royalties and licenses” in “Revenues” above, the increases were primarily due to an increase of $3.4 million from Reliance in India through our license and distribution agreement with Nagravision SA; an increase of $2.0 million from BSkyB reflecting increased shipments of our software, particularly our PVR software; an increase of $1.6 million from UGC resulting from final delivery of all licensed products during the fourth quarter of 2007 that allows us to recognize the royalties and licenses revenues from UGC as they are reported; an increase of $1.4 million from NET in Brazil resulting from increased set-top box deployments; an increase of $1.3 million from Austar primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us; and an increase of $1.1 million from Multichoice Africa primarily due to increased deployments of set-top boxes containing our middleware products. These increases were partially offset by a decrease of $1.4 million from EchoStar due to decreased set-top box deployments; a decrease of $0.8 million from Bell Express Vu resulting from an amendment to our license agreement with Bell Express Vu entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee; a decrease of $0.7 million from Jupiter as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product; and a net decrease of $0.2 million in revenue from other middleware customers.

Services and other revenues accounted for 31% and 30% of segment revenues for the six months ended June 30, 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment for the six months ended June 30, 2008 increased $3.9 million, or 31%, to $16.4 million. As described under “Services and other” in “Revenues” above, the increases were primarily due to net increases of $2.2 million in services and other revenues from discrete development, integration and other professional services engagements, in addition to an increase of $1.7 million in maintenance and support revenues from our middleware customers.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the six months ended June 30, 2008 increased $10.5 million, or 96%, to $21.6 million, primarily reflecting higher revenues generated in this segment.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$1.5	$1.1	$0.4	36%	$3.2	$2.4	$0.8	33%
Services and other	1.8	1.7	0.1	6%	3.8	3.7	0.1	3%

Total advertising solutions revenues	$3.3	$2.8	$0.5	18%	$7.0	$6.1	$0.9	15%

As percentage of total revenues	12%	12%			12%	13%
Contribution margin - advertising solutions	$0.2	$(0.3)	$0.5	167%	$0.9	$(0.9)	$1.8	200%

Three Months ended June 30, 2008 versus Three Months ended June 30, 2007. Total revenues from the advertising solutions segment for the three months ended June 30, 2008 increased $0.5 million, or 18%, to $3.3 million.

Royalties and licenses revenues from the advertising solutions segment for the three months ended June 30, 2008 increased $0.4 million, or 36%, to $1.5 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased license revenues resulting from additional deployments of our OpenTV Eclipse software product.

Services and other revenues from the advertising solutions segment for the three months ended June 30, 2008 increased by $0.1 million, or 6%, to $1.8 million. As described under “Services and other” in “Revenues” above, the increase was primarily due to an increase of $0.3 million in maintenance and support revenues related to increased deployments of our advanced advertising products, partially offset by a decrease of $0.2 million in services and other revenues from our advertising solutions customers.

Total contribution margin for the advertising solutions segment for the three months ended June 30, 2008 improved $0.5 million, or 167%, from the same period in 2007 to a gain of $0.2 million, primarily as a result of higher revenues and decreased costs in the segment.

Six Months ended June 30, 2008 versus Six Months ended June 30, 2007. Total revenues from the advertising solutions segment for the six months ended June 30, 2008 increased $0.9 million, or 22%, to $7.0 million.

Royalties and licenses revenues from the advertising solutions segment for the six months ended June 30, 2008 increased $0.8 million, or 33%, to $3.2 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased license revenues resulting from additional deployments of our OpenTV Eclipse software product.

Services and other revenues from the advertising solutions segment for the six months ended June 30, 2008 increased by $0.1 million, or 3%, to $3.8 million. As described under “Services and other” in “Revenues” above, the increase was primarily due to an increase of $0.5 million in maintenance and support revenues related to increased deployments of our advanced advertising products, partially offset by a decrease of $0.4 million in services and other revenues from our advertising solutions customers.

Total contribution margin for the advertising solutions segment for the six months ended June 30, 2008 improved $1.8 million, or 200%, to a gain of $0.9 million as compared with the same period in 2007, primarily as a result of higher revenues and decreased costs in the segment.

Reconciliation of Contribution Margin to Net Income (Loss)

Total contribution margin reconciled to net income (loss) on a GAAP basis was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Total contribution margin	$8.2	$4.2	$4.0	95%	$22.5	$10.2	$12.3	121%
Unallocated corporate overhead	(5.7)	(5.1)			(12.5)	(10.8)
Restructuring and impairment costs	(0.6)	—			(0.6)	—
Depreciation and amortization	(1.1)	(1.0)			(2.1)	(1.9)
Amortization of intangible assets	(1.0)	(1.7)			(2.0)	(3.4)
Share-based and non-cash compensation	(0.4)	(1.2)			(1.8)	(2.3)
Interest income	0.6	0.7			1.4	1.2
Other income	0.4	(0.1)			2.2	—
Minority interest	—	—			—	—

Profit (loss) before income taxes	0.4	(4.2)			7.1	(7.0)
Income tax expense	0.4	0.6			0.8	0.8

Net income (loss) from continuing operations	—	(4.8)			6.3	(7.8)
Net loss from discontinued operations	—	(0.1)			—	(0.2)

Net income (loss) from continuing operations	$—	$(4.9)			$6.3	$(8.0)

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation of those deliverables.

Some of our contractual arrangements with our customers involve multiple elements that impact the timing of recognition of revenues received from such customers, including, for example, our arrangements with Essel Group (which operates the DishTV network in India), FOXTEL in Australia and Comcast and Time Warner in the United States. At the time that a multiple-element arrangement is entered into, we make a determination as to whether vendor specific objective evidence, or VSOE, of fair value exists for each of the elements involved in the arrangement. To the extent VSOE does not exist for any undelivered elements, then all or portions of the amounts that we invoice under the applicable arrangement are generally deferred and recognized as revenue over time. For example, some of our arrangements provide for the delivery of future specified products and services, for which VSOE of fair value does not exist. In addition, some of our contracts include maintenance and support offerings, for which VSOE of fair value does not exist. In instances where VSOE of fair value for maintenance and support does not exist, we will generally recognize all revenues from the arrangement either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided, once all other specified deliverables have been delivered. In instances where VSOE of fair value for maintenance and support exists and there are future specified products and services for which VSOE of fair value does not exist, we will generally recognize all revenues upon the final delivery of the future specified products and services, except for the fair value of the revenues relating to the remaining undelivered maintenance and support, which will be recognized over the remaining period of support.

As of June 30, 2008, we recorded $31.0 million in deferred revenue compared with $24.1 million as of December 31, 2007. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through June 30, 2009	$19.3
July 1, 2009 through June 30, 2010	7.6
Thereafter	4.1

$31.0

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	June 30, 2008	December 31, 2007	Change
			$	%
Cash and cash equivalents	$89.7	$58.6	$31.1	53%
Short-term marketable debt securities	7.6	20.4	(12.8)	(63%)
Long-term marketable debt securities	3.1	2.8	0.3	11%

Total cash portfolio	$100.4	$81.8	$18.6	23%

	Six Months Ended June 30,		Change
	2008	2007	2008 versus 2007
Cash provided by operating activities for continuing operations	$5.1	$4.6	$0.5
Cash provided by (used in) investing activities for continuing operations	$12.2	$(13.6)	$25.8
Cash provided by financing activities for continuing operations	$13.9	$5.5	$8.4

Cash provided by operating activities

The increase of $0.5 million in net cash provided by operating activities for continuing operations during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to a $12.0 million improvement in net income (loss), net of non-cash items, and a net increase of $0.3 million in changes of other current assets and liabilities. The increases in the net operating cash flow were partially offset by a $11.8 million increase in the changes in accounts receivable.

Cash provided by (used in) investing activities

The increase of $25.8 million in net cash provided by (used in) investing activities for continuing operations during the six months ended June 30, 2008 as compared to the same period in 2007 primarily represented a $24.6 million increase in net proceeds from the sales of marketable debt securities and $1.9 million cash received from sale of a cost investment, which were partially offset by an increase in capital expenditure spending of $0.7 million.

Cash provided by financing activities

The increase of $8.4 million in net cash provided by financing activities for continuing operations during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008 compared to the $5.4 million capital contribution received in January 2007, which was partially offset by a decrease of $0.2 million in proceeds from employee stock option exercises. During the six months ended June 30, 2008, we paid $0.5 million to repurchase 332,258 restricted Class A ordinary shares that vested under the 2007 Management Bonus and Equity Issuance Plan, or the 2007 Plan, in order to satisfy applicable withholding taxes. During the six months ended June 30, 2007, we repurchased 1,150,000 stock options for $0.2 million from a former executive officer in connection with his departure.

Commitments and Contractual Obligations

Information as of June 30, 2008 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining 6 months in 2008	Due in 2009- 2010	Due in 2011- 2012	Due in 2013 or after
Operating leases obligations	$9.3	$2.4	$5.8	$1.1	$—
Noncancellable purchase obligations	0.4	0.4	—	—	—

Total contractual obligations	$9.7	$2.8	$5.8	$1.1	$—

We have the right to terminate, without penalty, one of our operating leases prior to its scheduled expiration. If we exercise this early termination right in 2009, our future minimum lease commitments would be reduced by an aggregate of $0.6 million over the current remaining life of that lease. We have not yet made any determination as to whether we intend to exercise such right. If we do exercise such right, while our commitments under this specific lease would be reduced, we might also be required to lease additional space to conduct our business and we cannot be certain at this time whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of June 30, 2008 were $0.3 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of June 30, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2008 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of June 30, 2008	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Decrease 2%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$10,718	$10,760	$10,676	$10,801	$10,635

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of June 30, 2008, we held approximately $16.8 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three and six months ended June 30, 2008, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report or such Quarterly Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

There is no significant update to the information previously set forth under the caption “Legal Proceddings” in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the three months ended on March 31, 2008.

Item 1A.	Risk Factors

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2008	332,258	$1.29	—	—

Total	332,258		—	—

(1)	In May 2008, we achieved all of the profitability targets set forth in our 2007 Management Bonus and Equity Issuance Plan, and accordingly, 100% of the restricted shares issued under such plan became vested. We repurchased an aggregate of 332,258 of such shares directly from the employee participants in order to satisfy applicable withholding tax liability. These repurchases were not made pursuant to a publicly announced plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 18, 2008, we held our annual meeting of shareholders for the purpose of:

•	Electing nine directors to our board of directors; and

•	Ratifying our board of directors’ selection of Grant Thornton LLP as our independent registered public accountants for our 2008 fiscal year.

Each of the following individuals was elected to our board of directors to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified or until their earlier death or resignation:

Nominee	Votes For	Votes Withheld
James A. Chiddix	379,721,039	2,081,025
Joseph Deiss	381,446,752	355,312
Lucien Gani	379,866,335	1,935,729
André Kudelski	379,625,683	2,176,382
Jerry Machovina	381,370,707	431,357
Pierre Roy	379,794,698	2,007,366
Mauro Saladini	381,209,028	593,036
Claude Smadja	379,296,239	2,505,825
Eric Tveter	381,442,734	359,330

The following proposal was also approved at our 2008 annual meeting of shareholders:

Ratification of the appointment of Grant Thornton LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2008.

Votes For	Votes Against	Votes Abstained
381,674,301	84,306	43,457

No other matters were submitted to shareholders for a vote.

Item 6.	Exhibits

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

OpenTV Corp.

Date: August 7, 2008	By:	/s/ Shum Mukherjee
Shum Mukherjee
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith

**	Furnished herewith