Form 10-Q
period 2008-09-30
OPENTV CORP
filed 2008-11-06
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of September 30, 2008, the Registrant had outstanding:

109,255,454 Class A ordinary shares, no par value; and

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

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash and cash equivalents	$88,721	$58,599
Short-term marketable debt securities	7,870	20,404
Accounts receivable, net of allowance for doubtful accounts of $542 and $565 at September 30, 2008 and December 31, 2007, respectively	27,464	16,655
Prepaid expenses and other current assets	3,810	5,465

Total current assets	127,865	101,123
Long-term marketable debt securities	2,150	2,811
Property and equipment, net	7,362	6,554
Goodwill	95,247	95,082
Intangible assets, net	9,741	12,589
Other assets	2,640	1,896

Total assets	$245,005	$220,055

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,667	$2,687
Accrued liabilities	16,107	17,360
Accrued restructuring	300	883
Deferred revenue	17,089	14,992

Total current liabilities	35,163	35,922
Accrued liabilities, net of current portion	1,519	2,764
Accrued restructuring, net of current portion	1,203	1,297
Deferred revenue, net of current portion	13,378	9,142

Total liabilities	51,263	49,125
Commitments and contingencies (Note 15)
Minority interest	433	451
Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 109,255,454 and 109,657,613 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,235,402	2,234,614
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at September 30, 2008 and December 31, 2007	35,953	35,953
Additional paid-in capital	515,485	500,162
Accumulated other comprehensive loss	(715)	(141)
Accumulated deficit	(2,592,816)	(2,600,109)

Total shareholders’ equity	193,309	170,479

Total liabilities, minority interest and shareholders’ equity	$245,005	$220,055

*	The condensed consolidated balance sheet at December 31, 2007 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalties and licenses	$16,494	$16,188	$56,911	$48,115
Services and other	10,427	7,486	30,638	23,630

Total revenues	26,921	23,674	87,549	71,745
Cost of revenues:
Royalties and licenses	1,202	1,390	3,960	5,091
Services and other	9,106	9,910	29,185	29,119

Total cost of revenues	10,308	11,300	33,145	34,210

Gross profit	16,613	12,374	54,404	37,535
Operating expenses:
Research and development	8,031	8,716	25,769	25,042
Sales and marketing	2,818	2,801	7,503	8,690
General and administrative	4,121	6,629	15,030	16,750
Restructuring and impairment costs	(7)	—	575	(28)
Amortization of intangible assets	181	412	551	1,432

Total operating expenses	15,144	18,558	49,428	51,886

Profit (loss) from operations	1,469	(6,184)	4,976	(14,351)
Interest income	514	1,161	1,866	2,406
Other income (expense)	(1,473)	715	758	665
Minority interest	2	9	18	26

Income (loss) before income taxes	512	(4,299)	7,618	(11,254)
Income tax expense (benefit)	(445)	486	325	1,325

Net income (loss) from continuing operations	957	(4,785)	7,293	(12,579)
Discontinued operations:
Gain from discontinued operations, net of tax	—	276	—	62
Impairment of assets of discontinued operations, net of tax	—	(3,652)	—	(3,652)

Net loss from discontinued operations	—	(3,376)	—	(3,590)

Net income (loss)	$957	$(8,161)	$7,293	$(16,169)

Net income (loss) per share from continuing operations, basic	$0.01	$(0.03)	$0.05	$(0.09)
Net loss per share from discontinued operations, basic	—	(0.03)	—	(0.03)

Net income (loss) per share, basic	$0.01	$(0.06)	$0.05	$(0.12)

Net income (loss) per share from continuing operations, diluted	$0.01	$(0.03)	$0.05	$(0.09)
Net loss per share from discontinued operations, diluted	—	(0.03)	—	(0.03)

Net income (loss) per share, diluted	$0.01	$(0.06)	$0.05	$(0.12)

Shares used in per share calculation, basic	139,465,910	139,052,035	139,629,135	138,734,827

Shares used in per share calculation, diluted	140,197,701	139,052,035	140,347,942	138,734,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,293	$(16,169)
Less: Loss from discontinued operations	—	(3,590)

Net income (loss) from continuing operations	7,293	(12,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,120	2,808
Amortization of intangible assets	2,848	4,863
Share-based compensation	2,205	2,741
Non-cash employee compensation	8	82
Provision for (reduction of) doubtful accounts	(23)	456
Gain on sale of cost investment	(143)	(91)
Loss (gain) on disposal of fixed assets	1	(3)
Minority interest	(18)	(26)
Changes in operating assets and liabilities:
Accounts receivable	(10,707)	(2,403)
Prepaid expenses and other current assets	(269)	(530)
Other assets	(716)	249
Accounts payable	(1,021)	(1,634)
Accrued liabilities	(2,799)	541
Accrued restructuring	(677)	(607)
Deferred revenue	6,333	8,903

Net cash provided by operating activities of continuing operations	5,435	2,770
Net cash provided by operating activities of discontinued operations	—	278

Total net cash provided by operating activities	5,435	3,048
Cash flows from investing activities:
Purchase of property and equipment	(3,514)	(2,325)
Cash used in acquisition, net of cash acquired	(96)	—
Proceeds from sale of cost investment	1,882	—
Proceeds from disposal of property and equipment	—	27
Proceeds from sale of marketable debt securities	18,105	11,481
Purchase of marketable debt securities	(5,137)	(19,984)

Net cash provided by (used in) investing activities of continuing operations	11,240	(10,801)
Net cash provided by (used in) investing activities of discontinued operations	225	(20)

Total net cash provided by (used in) investing activities	11,465	(10,821)
Cash flows from financing activities:
Repurchase of employee stock options	—	(167)
Repurchase of restricted shares	(454)	—
Capital contribution	14,333	5,395
Proceeds from issuance of ordinary shares	17	269

Net cash provided by financing activities of continuing operations	13,896	5,497
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(674)	392
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(310)

Total effect of exchange rate changes on cash and cash equivalents	(674)	82

Net increase (decrease) in cash and cash equivalents of continuing operations	29,897	(2,142)
Net increase (decrease) in cash and cash equivalents of discontinued operations	225	(52)

Net increase (decrease) in cash and cash equivalents	30,122	(2,194)
Cash and cash equivalents, beginning of period, of continuing operations	58,599	48,309
Cash and cash equivalents, beginning of period, of discontinued operations	—	307

Cash and cash equivalents, beginning of period	58,599	48,616

Cash and cash equivalents, end of period, of continuing operations	88,721	46,167
Cash and cash equivalents, end of period, of discontinued operations	—	255

Cash and cash equivalents, end of period	$88,721	$46,422

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,412)	$(1,205)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$2	$42

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

Principles of Consolidation

The accompanying interim financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2008 presentation, primarily to account for discontinued operations and segments.

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

Discontinued Operations

In September 2007, we committed to a plan to dispose of Static 2358 Holdings Ltd. (Static), our subsidiary that operated our PlayJam games business (PlayJam). We closed the transaction to sell Static on December 31, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the financial results of the disposal group have been classified as a discontinued operation. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a significant impact on our interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments or other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our interim financial statements.

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

In December 2007, the FASB issued SFAS 141(R). Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We continue to evaluate the impact of the adoption of SFAS 141(R) on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) from continuing operations	$957	$(4,785)	$7,293	$(12,579)
Net loss from discontinued operations	—	(3,376)	—	(3,590)

Net income (loss)	$957	$(8,161)	$7,293	$(16,169)

Denominator - basic:
Basic weighted average shares	139,465,910	139,052,035	139,629,135	138,734,827

Denominator - diluted:
Weighted average shares	139,465,910	139,052,035	139,629,135	138,734,827
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	78,225	—	63,662	—
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	653,566	—	655,145	—

Diluted weighted average shares	140,197,701	139,052,035	140,347,942	138,734,827

Net income (loss) per share from continuing operations, basic	$0.01	$(0.03)	$0.05	$(0.09)
Net loss per share from discontinued operations, basic	—	(0.03)	—	(0.03)

Net income (loss) per share, basic	$0.01	$(0.06)	$0.05	$(0.12)

Net income (loss) per share from continuing operations, diluted	$0.01	$(0.03)	$0.05	$(0.09)
Net loss per share from discontinued operations, diluted	—	(0.03)	—	(0.03)

Net income (loss) per share, diluted	$0.01	$(0.06)	$0.05	$(0.12)

The following weighted items as of September 30, 2008 and 2007 were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Class A ordinary shares issuable upon exercise of stock options	5,165,526	6,704,061	5,445,289	8,106,386
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	—	670,066	—	674,714

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 0.8 million and 1.0 million for the three and nine months ended September 30, 2007, respectively.

Note 4. Ruzz Acquisition

In September 2008, we acquired the entire share capital of Ruzz TV Pty Ltd. (Ruzz), a private company based in Sydney, Australia, which provides digital television technologies that enable broadcasters to manage their workflow and content processes more efficiently. The purchase price consisted of an upfront cash payment of $0.2 million plus contingent consideration of up to $0.1 million that is subject to Ruzz’s achievement of a specified revenue target for 2009 and a profit sharing arrangement to the extent Ruzz generates any profits through 2011.

For financial reporting purposes, the purchase price was recorded as approximately $0.4 million, consisting of the upfront cash payment plus direct transaction expenses. The purchase price was allocated based on fair value as follows (in thousands):

Purchase Price
Tangible net assets acquired	$199
Intangible assets acquired:
Goodwill	163

$362

Note 5. Discontinued Operations

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

In accordance with SFAS 144, the financial results of the disposal group have been classified as a discontinued operation.

The assets and liabilities classified as discontinued operations were all disposed of as of December 31, 2007.

The results of operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues - services and other	$—	$1,278	$—	$3,879
Cost of revenues - services and other	—	848	—	3,060

Gross profit	—	430	—	819
Research and development	—	193	—	730
General and administrative	—	101	—	271
Impairment of goodwill	—	3,626	—	3,626
Impairment of property and equipment	—	26	—	26

Loss from operations	—	(3,516)	—	(3,834)
Interest income	—	5	—	12

Loss from discontinued operations before income taxes	—	(3,511)	—	(3,822)
Income tax benefit	—	(135)	—	(232)

Net loss from discontinued operations	$—	$(3,376)	$—	$(3,590)

The cash flow from discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008, represents $0.2 million received during the period as part of the purchase price from the acquiring entity. The cash flows from discontinued operations, as presented in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007, relate to the operations of PlayJam.

As of September 30, 2007, the balance of foreign currency translation adjustments associated with PlayJam was $0.1 million and was eliminated upon divestiture and included in the gain (loss) from discontinued operations in December 2007.

Note 6. Balance Sheet Components (in thousands)

	September 30, 2008	December 31, 2007
Prepaid expenses and other current assets:
Value added tax	$521	$287
Prepaid maintenance and support fees	703	362
Current deferred tax asset	316	575
Receivable for sale of investment	—	1,739
Deferred contract costs	600	271
Other	1,670	2,231

	$3,810	$5,465

Property and equipment:
Computers and equipment	$15,203	$16,074
Software	2,825	5,419
Furniture and fixtures	1,654	1,659
Leasehold improvements	2,492	2,179
Construction in progress	100	—

	22,274	25,331
Less: accumulated depreciation and amortization	(14,912)	(18,777)

	$7,362	$6,554

Other assets:
Deposits	$1,370	$604
Deferred contract costs	1,000	1,162
Other	270	130

	$2,640	$1,896

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$9,916	$10,439
Accrued professional fees	1,193	1,308
Accrued marketing	138	673
Accrued income taxes	2,098	3,316
Deferred rent	1,219	1,483
Other	3,062	2,905

	$17,626	$20,124

As of September 30, 2008 and December 31, 2007, accounts receivable included approximately $0.1 million and $2.2 million, respectively, of unbilled receivables.

Note 7. Goodwill

During the nine months ended September 30, 2008, approximately $0.2 million of goodwill was recorded as a result of the acquisition of Ruzz.

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

Note 8. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		September 30, 2008			December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	5-13	$14,102	$(5,695)	$8,407	$9,222
Developed technologies	3-5	—	—	—	1,483
Contracts and relationships	5	3,300	(2,035)	1,265	1,761
Trademarks	4	300	(231)	69	123

		$17,702	$(7,961)	$9,741	$12,589

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $0.8 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. Of the aggregate amortization, $0.6 million and $1.1 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended September 30, 2008 and 2007, respectively, and $2.2 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2008 (remaining three months)	$457
2009	1,799
2010	1,520
2011	1,085
2012	1,085
2013	1,085
Thereafter	2,710

$9,741

Note 9. Restructuring and Impairment Costs

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

The following sets forth the restructuring activity during the three and nine months ended September 30, 2008 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2007	$658	$1,522	$2,180
Cash payments	(575)	(18)	(593)

Balance, March 31, 2008	83	1,504	1,587
Cash payments	(294)	(29)	(323)
Provision, net of reversals	581	—	581

Balance, June 30, 2008	$370	$1,475	$1,845
Cash payments	(294)	(41)	(335)
Provision, net of reversals	(7)	—	(7)

Balance, September 30, 2008	$69	$1,434	$1,503

During the three months ended June 30, 2008, we reduced our workforce by 31 employees in the United States, Singapore and Israel, resulting in a restructuring provision of $0.6 million for employee severance benefits. As of September 30, 2008, we had paid $0.5 million of such benefits.

The outstanding accrual as of September 30, 2008 represents the value of employee severance and benefits that are expected to be paid by January 2009. The outstanding accrual for excess facilities relates to operating lease obligations that expire in 2016.

Note 10. Employee Bonus

During the three months ended June 30, 2008, we paid approximately $3.7 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2007. This amount was fully accrued as of December 31, 2007.

As a result of the achievement of all profitability targets under the 2007 Management Bonus and Equity Issuance Plan (2007 Plan) in May 2008, we recorded approximately $1.6 million of additional bonus expense during the six months ended June 30, 2008, representing the remaining unpaid cash component of the 2007 Plan. As of September 30, 2008, all amounts under the 2007 Plan have been paid, except that there remains an outstanding accrual of approximately $0.2 million, which represents an amount that has been voluntarily deferred by certain members of senior management and is expected to be paid in full by December 31, 2008.

During the nine months ended September 30, 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.

Note 11. Other Comprehensive Loss

The components of other comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reported net income (loss)	$957	$(8,161)	$7,293	$(16,169)
Other comprehensive gains (losses):
Foreign currency translation gains (losses)	(85)	131	(347)	165
Unrealized gains (losses) on available-for-sale investments, net of income taxes	(95)	(6)	(227)	13

Total comprehensive income (loss)	$777	$(8,036)	$6,719	$(15,991)

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

Option Plans

Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/Share Issuance Plan (1999 Plan); (ii) the Amended and Restated OpenTV, Inc. 1998 Option/Stock Issuance Plan (1998 Plan); (iii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan (2001 Plan); (iv) the OpenTV Corp. 2003 Incentive Plan (2003 Plan); (v) the OpenTV Corp. 2005 Incentive Plan (2005 Plan); (vi) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the Assumed Spyglass Plan); and (vii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the Assumed ACTV Plan).

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of September 30, 2008, options to purchase 2,257,716 Class A ordinary shares were outstanding under the 2005 Plan, and 2,489,257 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of September 30, 2008, options to purchase 1,164,022 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of September 30, 2008, options to purchase 137,534 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of September 30, 2008, options to purchase 1,422,479 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of September 30, 2008, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of September 30, 2008, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of September 30, 2008, options to purchase 1,966 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees

In December 2007, we issued 1,211,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares are restricted from sale or transfer and subject to forfeiture for a period of time that is equivalent to the normal vesting schedule applied to stock options granted under the 2005 Plan. In the event that an employee holding 2007 Restricted Shares is terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that have not vested as of the termination date will be forfeited and cancelled, except that our Chief Executive Officer has the right, in certain cases as set forth in his employment agreement, to accelerated lapsing of restrictions on a portion of his 2007 Restricted Shares, such as, for example, if he is terminated without cause or resigns his employment for good reason. As of September 30, 2008, an aggregate of 118,900 Class A ordinary shares have been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance. As of September 30, 2008, 1,092,350 of the 2007 Restricted Shares were outstanding and subject to restrictions.

In addition, in March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our executive chairman. Such shares are restricted from sale or transfer for a period of four years from the date of grant.

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

We recorded approximately $0.9 million of share-based compensation expense related to achievement of performance targets during the six months ended June 30, 2008.

All of the profitability targets under the 2007 Plan were achieved in May 2008. At such time, restrictions as to an aggregate of 929,767 of the 2007 Management Restricted Shares lapsed. We withheld an aggregate of 332,258 shares to satisfy applicable withholding tax liabilities.

Impact of the Adoption of SFAS 123(R)

The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues - services and other	$73	$120	$402	$369
Research and development	137	168	773	511
Sales and marketing	45	75	254	338
General and administrative	109	108	776	1,523

	$364	$471	$2,205	$2,741

Cash received from option exercises under all share-based compensation plans was not significant for the three months ended September 30, 2008 and 2007. Cash received from option exercises under all share-based compensation plans was not significant for the nine months ended September 30, 2008 and was approximately $0.3 million for the nine months ended September 30, 2007. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three and nine months ended September 30, 2008 and 2007. No share-based compensation costs were capitalized for the three and nine months ended September 30, 2008 and 2007.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	2.64% - 3.16%	4.21% - 5.02%	2.64% - 3.76%	4.21% - 5.10%
Average expected lives (months)	63	65	63	65
Dividend yield	—	—	—	—
Expected volatility	62%	67%	62%	69 - 74%

Our computation of expected volatility for the three and nine months ended September 30, 2008 and 2007 was based on historical volatility of our stock price. Our computation of expected life for the three and nine months ended September 30, 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three and nine months ended September 30, 2008:

	Number of Options Outstanding	Exercise Price			Weighted Average Exercise Price
Balance, December 31, 2007	5,858,675				$4.89
Options granted	150,300	$1.04	-	$1.33	$1.16
Options forfeited	(70,260)	$1.03	-	$3.87	$2.69
Options expired	(294,461)	$1.05	-	$49.69	$2.71

Balance, March 31, 2008	5,644,254				$4.93
Options granted	232,000	$1.14	-	$1.53	$1.48
Options exercised	(33,106)	$0.33	-	$0.33	$0.33
Options forfeited	(141,822)	$1.32	-	$4.00	$2.70
Options expired	(121,173)	$0.33	-	$13.87	$2.98

Balance, June 30, 2008	5,580,153				$4.92
Options granted	158,600	$1.33	-	$1.97	$1.51
Options exercised	(6,358)			$1.05	$1.05
Options forfeited	(115,426)	$1.18	-	$4.00	$2.53
Options expired	(478,518)	$1.63	-	$54.25	$4.58

Balance, September 30, 2008	5,138,451				$4.90

The following table summarizes information with respect to options outstanding at September 30, 2008:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 1.51	722,150	8.25	$1.30	107,794	$1.05
$ 1.53 - $ 2.47	513,623	7.05	$2.13	290,445	$2.08
$ 2.48 - $ 2.69	162,675	7.42	$2.55	96,518	$2.56
$ 2.70 - $ 2.70	920,719	6.25	$2.70	841,242	$2.70
$ 2.72 - $ 2.82	271,639	6.35	$2.78	215,159	$2.78
$ 2.84 - $ 2.84	1,036,810	7.21	$2.84	705,253	$2.84
$ 2.85 - $ 3.16	519,712	6.27	$2.99	358,338	$2.99
$ 3.23 - $ 9.72	653,926	3.92	$6.16	564,605	$6.57
$ 9.90 - $ 82.06	336,197	1.72	$32.38	336,197	$32.38
$ 88.00 - $ 88.00	1,000	1.17	$88.00	1,000	$88.00

	5,138,451	6.25	$4.90	3,516,551	$6.14

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three and nine months ended September 30, 2008. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of September 30, 2008 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on September 30, 2008, which was $1.41.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of September 30, 2008 was not significant, based on the closing price of our Class A ordinary shares on September 30, 2008, which was $1.41. The weighted average remaining contractual life of currently exercisable options, calculated at September 30, 2008, was 5.31 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of September 30, 2008 was 4,511,953, the weighted-average exercise price of which was $5.29. The aggregate intrinsic value of options vested and expected-to-vest as of September 30, 2008 was $0.1 million, based on the closing price of our Class A ordinary shares on September 30, 2008, which was $1.41. The weighted average remaining contractual life of options vested and expected-to-vest as of September 30, 2008 was 5.96 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.85 and $1.01 per share for grants in the three months ended September 30, 2008 and 2007, respectively. The weighted average grant-date fair value of options granted was $0.78 and $1.39 per share for grants in the nine months ended September 30, 2008 and 2007, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three and nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2007	2,231,482	$1.22
Unvested restricted shares forfeited and cancelled	(129,465)	$1.31
Unvested restricted shares granted	100,000	$1.18

Unvested shares balance, March 31, 2008	2,202,017	$1.21
Unvested restricted shares forfeited and cancelled	(378,758)	$1.38
Restricted shares vested	(597,509)	$1.43

Unvested shares balance, June 30, 2008	1,225,750	$1.05
Unvested restricted shares forfeited and cancelled	(33,400)	$1.04

Unvested shares balance, September 30, 2008	1,192,350	$1.05

Unrecognized Compensation Expense

As of September 30, 2008, there was approximately $1.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our equity incentive plans.

Note 13. Income Taxes

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

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three and nine months ended September 30, 2008 and 2007, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.

Note 14. Fair Value Measurement

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Carrying Amount at September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$7,870	$—	$7,870	$—
Available for sale long-term marketable debt securities	2,150	—	2,150	—

	$10,020	$—	$10,020	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 15. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of September 30, 2008, the terms of these leases were set to expire between December 2008 and May 2012. Total rent expense was $1.2 million for the three months ended September 30, 2008 and 2007, respectively. Total rent expense was $4.0 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively. Sublease income was $0.1 million for the three and nine months ended September 30, 2008. There was no sublease income for the three and nine months ended September 30, 2007.

Future minimum payments under non-cancelable operating leases as of September 30, 2008 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2008 (remaining three months)	$1,177
2009	4,592
2010	2,325
2011	1,576
2012	160
Thereafter	—

$9,830

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

Other Commitments

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of September 30, 2008 were $0.3 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of September 30, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Contingencies

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due to him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. We filed a written statement of position with OSHA denying all of Mr. Guggenheim’s allegations. OSHA has not yet determined whether it will conduct an investigation into this matter, and no substantive administrative proceedings have occurred to date. We believe Mr. Guggenheim’s allegations are without merit and intend to defend ourselves vigorously in any administrative proceedings and in any subsequent legal proceedings that may be filed by Mr. Guggenheim. We have established a reserve for the severance and other benefits we believe are due to Mr. Guggenheim under the terms of his employment agreement. That reserve is an estimate only and actual costs may be materially different.

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

Indemnification

In the ordinary course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant. We are not, however, able to estimate the maximum potential impact of these indemnification provisions on our future results of operations since the liabilities associated with those types of claims are dependent on various factors that are not known until an action is commenced.

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

Note 16. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media Corporation, pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of September 30, 2008, Kudelski’s total ownership represented approximately 32.0% of the economic interest and approximately 77.0% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which amount represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million and $0.4 million during the nine months ended September 30, 2008 and 2007, respectively, in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

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

In February 2008, we signed a multi-year license and distribution agreement with Nagravision SA, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to OpenTV in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions offered by OpenTV to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to OpenTV under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing OpenTV middleware deployed by such customers and the amount of professional services requested by Nagravision. As of September 30, 2008, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services provided from time to time by OpenTV for Nagravision. Unless otherwise agreed, professional services performed by OpenTV will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the three and nine months ended September 30, 2008, we recognized an aggregate of approximately $0.2 million and $4.8 million, respectively, of royalties and licenses and services and other revenues under these arrangements with Nagravision. Services and other revenue received from Kudelski and its affiliates, including Nagravision, was not material for the three and nine months ended September 30, 2007.

Prior to March 2007, we participated in the Liberty Media benefits program for employees in the United States at a cost of approximately $0.4 million for the three months ended March 31, 2007.

Note 17. Segment Information

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Middleware solutions
Royalties and licenses	$15,135	$14,863	$52,345	$44,390
Services and other	8,792	5,746	25,187	18,217

Subtotal - Middleware solutions	23,927	20,609	77,532	62,607
Advertising solutions
Royalties and licenses	1,359	1,325	4,567	3,725
Services and other	1,635	1,740	5,450	5,413

Subtotal - Advertising solutions	2,994	3,065	10,017	9,138

Total revenues	$26,921	$23,674	$87,549	$71,745

Contribution margin (loss):
Middleware solutions	$9,324	$4,558	$30,932	$15,637
Advertising solutions	(117)	(139)	802	(1,000)

Total contribution margin	9,207	4,419	31,734	14,637
Unallocated corporate support	(5,539)	(7,728)	(18,002)	(18,522)
Restructuring and impairment costs	7	—	(575)	28
Depreciation and amortization	(1,044)	(937)	(3,120)	(2,808)
Amortization of intangible assets	(798)	(1,461)	(2,848)	(4,863)
Share-based and non-cash compensation	(364)	(477)	(2,213)	(2,823)
Interest income	514	1,161	1,866	2,406
Other income (expense)	(1,473)	715	758	665
Minority interest	2	9	18	26

Income (loss) before income taxes	512	(4,299)	7,618	(11,254)
Income tax expense (benefit)	(445)	486	325	1,325

Net income (loss) from continuing operations	957	(4,785)	7,293	(12,579)
Discontinued operations:
Gain from discontinued operations, net of tax	—	276	—	62
Impairment of assets of discontinued operations, net of tax	—	(3,652)	—	(3,652)

Net loss from discontinued operations	—	(3,376)	—	(3,590)

Net income (loss)	$957	$(8,161)	$7,293	$(16,169)

Our revenues by geographic area, based on the location of the network operators who are deploying our products, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Europe, Africa and Middle East
United Kingdom	$4,155	15%	$5,377	23%	$15,372	18%	$14,706	20%
Netherlands	2,412	9%	1,381	6%	4,663	5%	3,581	5%
South Africa	2,475	9%	1,406	6%	7,418	8%	3,677	5%
Italy	1,809	7%	1,065	4%	4,950	6%	4,224	6%
Other countries	3,236	12%	1,748	7%	10,018	11%	6,238	9%

Subtotal	14,087	52%	10,977	46%	42,421	48%	32,426	45%
Americas
United States	4,867	18%	5,184	22%	16,711	19%	16,375	23%
Other countries	2,067	8%	1,462	6%	6,642	8%	4,733	7%

Subtotal	6,934	26%	6,646	28%	23,353	27%	21,108	30%
Asia Pacific
Australia	1,661	6%	1,719	7%	7,680	9%	5,218	7%
Japan	2,247	8%	2,985	13%	5,631	6%	9,486	13%
India	108	1%	—	—	4,193	5%	1	—
Other countries	1,884	7%	1,347	6%	4,271	5%	3,506	5%

Subtotal	5,900	22%	6,051	26%	21,775	25%	18,211	25%

	$26,921	100%	$23,674	100%	$87,549	100%	$71,745	100%

Two major customers accounted for the following percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
UGC	11%	4%	6%	4%
Thomson	9%	16%	10%	15%
Echostar	5%	9%	6%	10%

	25%	29%	22%	29%

Another major customer is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 14% and 20% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 17% and 18% of total revenues for the nine months ended September 30, 2008 and 2007, respectively, taking into account the royalties which are paid by three manufacturers who sell set-top boxes to BSkyB, including Thomson.

Two customers accounted for 15% and 10% of net accounts receivable as of September 30, 2008. One customer accounted for 11% of net accounts receivable as of September 30, 2007.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$559	$623	$2,450	$1,721
Other countries	925	331	1,064	604

	$1,484	$954	$3,514	$2,325

Long-lived assets by geographic area were as follows (in thousands):

	September 30, 2008	December 31, 2007
Property and equipment:
United States	$4,964	$4,506
Other countries	2,398	2,048

	$7,362	$6,554

Other assets:
United States	$1,330	$1,301
Other countries	1,310	595

	$2,640	$1,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Business

We are one of the world’s leading providers of software solutions for the delivery of digital and interactive television. Our software enables cable, satellite, telecommunications and digital terrestrial operators, which we refer to as network operators, to offer enhanced television experiences to their viewers.

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

Our revenue model may change over time. For example, we have signed subscription-based licensing agreements under which we receive monthly payments for each set-top box that includes our software that our customers deploy, for so long as those set-top boxes remain active. In addition, our technology and services are provided indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, and we expect revenues generated from such distribution arrangements to increase over time.

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 32.0% and a voting interest of approximately 77.0% in our company, based on the number of our ordinary shares outstanding as of September 30, 2008.

Recent Events

In September 2008, we acquired the entire share capital of Ruzz TV Pty Ltd., a private company based in Sydney, Australia, which provides digital television technologies that enable broadcasters to manage their workflow and content processes more efficiently. The purchase price consisted of an upfront cash payment of $0.2 million plus contingent consideration of up to $0.1 million that is subject to Ruzz’s achievement of a specified revenue target for 2009 and a profit sharing arrangement to the extent Ruzz generates any profits through 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as GAAP, as applicable to financial statements for interim reporting periods. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these interim financial statements, we made our best estimates and judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events, giving due consideration to materiality. Actual results could differ materially from these estimates under different assumptions or conditions.

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

As discussed below and in Note 13 to the interim financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures” (SFAS 157), as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159), as of January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS 159. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments or other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our interim financial statements.

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

In December 2007, the FASB issued SFAS 141(R). Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We continue to evaluate the impact of the adoption of SFAS 141(R) on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

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

Revenues for the three months ended September 30, 2008 were $26.9 million, an increase of $3.2 million, or 14%, from $23.7 million for the same period in 2007. Revenues for the nine months ended September 30, 2008 were $87.5 million, an increase of $15.8 million, or 22%, from $71.7 million for the same period in 2007.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$16.5	$16.2	$0.3	2%	$56.9	$48.1	$8.8	18%
Services and other	10.4	7.5	2.9	39%	30.6	23.6	7.0	30%

Total revenues	$26.9	$23.7	$3.2	14%	$87.5	$71.7	$15.8	22%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We also license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who pay the applicable license and royalty fees directly to us in lieu of the network operator or set-top box manufacturer. We have also entered into license agreements with network operators who pay us under a subscription-based model, pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed commercially by the network operator for so long as that box remains in use by the network operator.

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

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed with our software. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year, though our revenues in the fourth quarter of 2008 and first quarter of 2009 may be negatively impacted if our customers reduce deployments of our products due to the recent deterioration in worldwide economic conditions.

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

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Europe, Middle East and Africa	$8.5	$8.4	$0.1	1%	$27.9	$23.8	$4.1	17%
Americas	4.6	4.3	0.3	7%	14.8	14.2	0.6	4%
Asia Pacific	3.4	3.5	(0.1)	(3%)	14.2	10.1	4.1	41%

Total royalties and licenses revenues	$16.5	$16.2	$0.3	2%	$56.9	$48.1	$8.8	18%

As percentage of total revenues	61%	68%			65%	67%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Royalties and licenses revenues for the three months ended September 30, 2008 increased $0.3 million, or 2%, to $16.5 million.

•

Europe, Middle East and Africa accounted for $8.5 million in royalties and licenses revenues for the three months ended September 30, 2008, an increase of $0.1 million, or 1%, compared to the same period in 2007.

British Sky Broadcasting, or BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $3.6 million, or 22%, of our total worldwide royalties and licenses revenues for the three months ended September 30, 2008. BSkyB royalties and licenses revenues decreased by $1.1 million compared to the same period in 2007, primarily as a result of decreased deployments by BSkyB of our software products. The decrease in BSkyB revenues was offset by an increase of $0.8 million in royalties and licenses revenues from Sky Italia as compared to the same period in 2007, primarily due to increased deployments of set-top boxes containing our middleware products, and by $0.5 million of royalties and licenses revenues resulting from the initial deployment of set-top boxes containing our middleware by Numericable in France. Royalties and licenses revenues from other customers decreased by $0.1 million due to lower volumes of set-top box deployments by such customers.

•

The Americas region accounted for $4.6 million in royalties and licenses revenues for the three months ended September 30, 2008, an increase of $0.3 million, or 7%, as compared to the same period in 2007.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $1.2 million, or 7%, of our total worldwide royalties and licenses revenues for the three months ended September 30, 2008. EchoStar royalties and licenses revenues declined $0.6 million as compared to the same period in 2007, primarily due to reduced set-top box deployments by this customer. This reduction in royalties and licenses revenues was partially offset by increased royalties and licenses revenues from NET in Brazil of $0.4 million, as compared to the same period in 2007, reflecting increased deployments of middleware-related products by this customer. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.5 million as compared to the same period in 2007 due to higher volumes of deployments of our products.

•

The Asia Pacific region accounted for $3.4 million in royalties and licenses revenues for the three months ended September 30, 2008, a decrease of $0.1 million, or 3%, as compared to the same period in 2007.

Royalties and licenses revenues from our largest customers in the region remained consistent with the same period in 2007. The net decrease of $0.1 million was due to lower volumes of deployments of our products by some of our smaller customers.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Royalties and licenses revenues for the nine months ended September 30, 2008 increased $8.8 million, or 18%, to $56.9 million.

•

Europe, Middle East and Africa accounted for $27.9 million in royalties and licenses revenues for the nine months ended September 30, 2008, an increase of $4.1 million, or 17%, compared to the same period in 2007.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $13.3 million, or 23%, of our total worldwide royalties and licenses revenues for the nine months ended September 30, 2008. BSkyB royalties and licenses revenues increased by $0.9 million compared to the same period in 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our PVR software. We typically generate higher royalty rates from set-top boxes that include our PVR software, such as the set-top boxes shipped to BSkyB, and we generally expect the number of PVR shipments to increase over time as network operators around the world seek to deploy more PVR functionality in the future. Royalties and licenses revenues from UPC Broadband Holdings, or UGC, increased $2.2 million as compared to the same period in 2007, as we achieved final delivery of all licensed products during the fourth quarter of 2007, which allows us to recognize the royalties and licenses revenues from UGC as they are reported. Royalties and licenses revenues from Multichoice Africa increased $1.1 million as compared to the same period in 2007, primarily due to a recent upgrade by this customer to our latest OpenTV Core2 middleware product and increased deployments of set-top boxes containing this product. These increases were partially offset by a decrease in royalties and licenses revenues from other customers of $0.1 million, resulting from lower volumes of set-top box deployments by such customers.

•

The Americas region accounted for $14.8 million in royalties and licenses revenues for the nine months ended September 30, 2008, an increase of $0.6 million, or 4%, as compared to the same period in 2007.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $4.3 million, or 8%, of our total worldwide royalties and licenses revenues for the nine months ended September 30, 2008. EchoStar royalties and licenses revenues declined $2.0 million as compared to the same period in 2007, primarily due to reduced set-top box deployments by this customer. Royalties and licenses revenues from Bell TV (formerly Bell ExpressVu) in Canada declined $0.6 million as compared to the same period in 2007. This decrease was primarily due to an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell TV over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET in Brazil of $1.8 million, as compared to the same period in 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $1.0 million in license fees resulting from increased deployments by our customers of our OpenTV Eclipse product for advertising campaign management. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.4 million as compared to the same period in 2007 due to higher volumes of deployments of our products.

•

The Asia Pacific region accounted for $14.2 million in royalties and licenses revenues for the nine months ended September 30, 2008, an increase of $4.1 million, or 41%, as compared to the same period in 2007.

Royalties and licenses revenues from Austar in Australia increased $1.4 million, primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from Reliance in India, received through our license and distribution agreement with Nagravision SA, increased $3.4 million, due to the receipt of the initial royalty report for the network, a one-time license fee for enterprise software and the sale of other middleware-related products. Royalties and licenses revenues from Jupiter in Japan decreased $0.8 million as compared to the same period in 2007 as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product. Royalties and licenses revenues from other customers accounted for a net increase of $0.1 million due to higher volumes of deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Total services and other revenues	$10.4	$7.5	$2.9	39%	$30.6	$23.6	$7.0	30%
As percentage of total revenues	39%	32%			35%	33%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Services and other revenues for the three months ended September 30, 2008 increased $2.9 million, or 39%, to $10.4 million.

During the three months ended September 30, 2008, we realized net increases in services and other revenues of $0.6 million from discrete development, integration and other professional services engagements as compared to the same period in 2007. Maintenance and support revenues increased by $2.3 million as compared to the same period in 2007. This increase included an increase of $0.8 million related to increased deployments in the United States of our OpenTV Eclipse product for advertising campaign management.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Services and other revenues for the nine months ended September 30, 2008 increased $7.0 million, or 30%, to $30.6 million.

During the nine months ended September 30, 2008, we realized net increases in services and other revenues of $2.7 million from discrete development, integration and other professional services engagements as compared to the same period in 2007. Maintenance and support revenues increased by $4.3 million as compared to the same period in 2007, which included an increase of $1.3 million related to increased deployments in the United States of our OpenTV Eclipse product for advertising campaign management.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of materials and shipping costs, revenue share costs, amortization of developed technology and patents, and patent-related legal costs. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Cost of royalties and licenses	$1.2	$1.4	$(0.2)	(14%)	$4.0	$5.1	$(1.1)	(22%)
As percentage of total revenues	4%	6%			5%	7%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Cost of royalties and licenses for the three months ended September 30, 2008 decreased $0.2 million, or 14%, to $1.2 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% for the three months ended September 30, 2008 as compared to 6% in the same period in 2007. The amortization of developed technologies and patents decreased by $0.4 million, reflecting the full amortization of some of our developed technologies and patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002. The decrease was partially offset by an increase of $0.2 million in patent-related legal costs.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Cost of royalties and licenses for the nine months ended September 30, 2008 decreased $1.1 million, or 22%, to $4.0 million. As a percentage of revenues, cost of royalties and licenses decreased to 5% for the nine months ended September 30, 2008 as compared to 7% in the same period in 2007. The amortization of developed technologies and patents decreased by $1.1 million, reflecting the full amortization of some of our developed technologies and patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002. During the second quarter of 2008, we also reversed a previously accrued liability of $0.2 million related to a contract commitment that we assumed from Wink. The accrual release was recorded as a reduction to cost of royalties and licenses, where the accrual was originally charged. The decreases were partially offset by an increase of $0.3 million in patent-related legal costs.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Cost of services and other	$9.1	$9.9	$(0.8)	(8%)	$29.2	$29.1	$0.1	—%
As percentage of total revenues	34%	42%			33%	41%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Cost of services and other for the three months ended September 30, 2008 decreased $0.8 million, or 8%, to $9.1 million. As a percentage of revenues, cost of services and other decreased to 34% for the three months ended September 30, 2008 as compared to 42% in the same period in 2007. Personnel and personnel-related support costs decreased $0.6 million and outside consulting and subcontractor costs decreased $0.2 million as compared to the same period in 2007, reflecting the impact of the workforce reduction undertaken during the second quarter of 2008, our general efforts to shift our workforce to regions with lower costs, as well as management’s efforts to reduce overall costs for outside consultants and subcontractors.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Cost of services and other for the nine months ended September 30, 2008 increased $0.1 million, to $29.2 million. As a percentage of revenues, cost of services and other decreased to 33% for the nine months ended September 30, 2008 as compared to 41% in the same period in 2007. An increase of $1.4 million in personnel and personnel-related support costs was offset by a decrease of $1.4 million in outside consulting and subcontractor costs, which was primarily due to management’s efforts to reduce overall costs for outside consultants and subcontractors.

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

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Research and development	$8.0	$8.7	$(0.7)	(8%)	$25.8	$25.0	$0.8	3%
As percentage of total revenues	30%	37%			29%	35%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Research and development expenses for the three months ended September 30, 2008 decreased $0.7 million, or 8%, to $8.0 million, primarily due to lower personnel and personnel-related support costs that resulted from our general efforts to shift our workforce to regions with lower costs. As a percentage of revenues, research and development expenses decreased to 30% for the three months ended September 30, 2008 as compared to 37% in the same period in 2007.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Research and development expenses for the nine months ended September 30, 2008 increased $0.8 million, or 3%, to $25.8 million. As a percentage of revenues, research and development expenses decreased to 29% for the nine months ended September 30, 2008 as compared to 35% in the same period in 2007. The increased expenses were primarily due to an increase of $1.2 million in personnel and personnel-related support costs, which was partially offset by a decrease of $0.3 million in consulting and subcontractor costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Sales and marketing	$2.8	$2.8	$—	—%	$7.5	$8.7	$(1.2)	(14%)
As percentage of total revenues	10%	12%			9%	12%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Sales and marketing expenses for the three months ended September 30, 2008 remained consistent with the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 10% for the three months ended September 30, 2008 as compared to 12% in the same period in 2007.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Sales and marketing expenses for the nine months ended September 30, 2008 decreased $1.2 million, or 14%, to $7.5 million. As a percentage of revenues, sales and marketing expenses decreased to 9% for the nine months ended September 30, 2008 as compared to 12% in the same period in 2007. The decrease was primarily due to a decrease of $0.7 million in personnel and personnel-related support costs, a decrease of $0.1 million in consulting and subcontractor costs, and a decrease of $0.3 million in marketing costs.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
General and administrative	$4.1	$6.6	$(2.5)	(38%)	$15.0	$16.8	$(1.8)	(11%)
As percentage of total revenues	15%	28%			17%	23%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. General and administrative expenses for the three months ended September 30, 2008 decreased $2.5 million, or 38%, to $4.1 million. As a percentage of revenues, general and administrative expenses decreased to 15% for the three months ended September 30, 2008 as compared to 28% in the same period in 2007. Personnel and personnel-related support costs for the three months ended September 30, 2008 were $2.3 million lower than for the same period last year, primarily due to a liability that was recorded during the three months ended September 30, 2007 in connection with the departure of some of our former senior executive officers and a decrease of $0.6 million in legal and accounting fees. These decreases were partially offset by an increase of $0.3 million in consulting and subcontractor costs.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. General and administrative expenses for the nine months ended September 30, 2008 decreased $1.8 million, or 11%, to $15.0 million. As a percentage of revenues, general and administrative expenses decreased to 17% for the nine months ended September 30, 2008 as compared to 23% in the same period in 2007. Personnel and personnel-related support costs for the nine months ended September 30, 2008 were $1.8 million lower than for the same period last year, primarily due to a liability that was recorded during the three months ended September 30, 2007 in connection with the departure of some of our former senior executive officers and a decrease of $0.8 million in legal and accounting fees. These decreases were partially offset by an increase of $0.8 million in consulting and subcontractor costs.

Restructuring and Impairment Costs

Restructuring and impairment costs were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Restructuring and impairment costs	$—	$—	$—	—%	$0.6	$—	$0.6	100%
As percentage of total revenues	0%	—%			1%	—%

During the three months ended June 30, 2008, we reduced our workforce by 31 people in the United States, Singapore and Israel, resulting in a restructuring provision of $0.6 million for employee severance benefits.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Amortization of intangible assets	$0.2	$0.4	$(0.2)	(50%)	$0.6	$1.4	$(0.8)	(57%)
As percentage of total revenues	1%	2%			1%	2%

Amortization of intangible assets for the three months ended September 30, 2008 decreased $0.2 million, or 50%, to $0.2 million, and amortization of intangible assets for the nine months ended September 30, 2008 decreased $0.8 million, or 57%, to $0.6 million. The decreases resulted from the expiration of the amortization period for certain intangible assets associated with Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Interest income	$0.5	$1.2	$(0.7)	(58%)	$1.9	$2.4	$(0.5)	(21%)

Interest income for the three months ended September 30, 2008 decreased $0.7 million, or 58%, to $0.5 million, and interest income for the nine months ended September 30, 2008 decreased $0.5 million, or 21%, to $1.9 million. Interest income for the nine months ended September 30, 2008 included $0.1 million related to Liberty’s capital contribution. Interest income for the three months and nine months ended September 30, 2007 included $0.4 million related to Liberty’s capital contribution. Excluding these amounts, interest income decreased due to the lower effective yield on our investment portfolio, which was partially offset by an overall increase in the size of our portfolio.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income, and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Other income (expenses)	$(1.5)	$0.7	$(2.2)	(314%)	$0.8	$0.7	$0.1	14%

For the three months ended September 30, 2008, net other income (expense) was negatively impacted by losses on foreign exchange experienced due to the strengthening of the United States dollar relative to the foreign currencies in which approximately $12.3 million of our cash balance was denominated. Net other income for the first and second quarters of 2008 and for the nine months ended September 30, 2007 benefited from the overall weakening of the United States dollar relative to the foreign currencies in which a portion of our cash balance was denominated.

Income Taxes

As of September 30, 2008, unrecognized tax benefits approximated $1.6 million, $1.5 million of which would affect the effective tax rate if recognized.

We estimate that we had net United States federal tax loss carryforwards of approximately $167 million at the end of 2007, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions, and we have foreign taxes withheld from certain royalty payments.

Income tax expense (benefit) consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Income tax expense (benefit)	$(0.4)	$0.5	$(0.9)	(180%)	$0.3	$1.3	$(1.0)	(77%)

The $0.4 million income tax benefit recorded in the three months ended September 30, 2008 versus the income tax expense of $0.5 million recorded in the same period last year primarily resulted from relative differences in the rates of taxation in the various foreign jurisdictions in which we generate revenue and a release of tax reserves following the expiration of the applicable statute of limitations.

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit (loss) from operations, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from and not comparable to the calculation used by other companies.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$15.1	$14.9	$0.2	1%	$52.3	$44.4	$7.9	18%
Services and other	8.8	5.8	3.0	52%	25.2	18.2	7.0	38%

Total middleware solutions	$23.9	$20.7	$3.2	15%	$77.5	$62.6	$14.9	24%

As percentage of total revenues	89%	87%			89%	87%
Contribution margin - middleware solutions	$9.3	$4.5	$4.8	107%	$30.9	$15.6	$15.3	98%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Total revenues from the middleware solutions segment for the three months ended September 30, 2008 increased $3.2 million, or 15%, to $23.9 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 63% and 72% of segment revenues for the three months ended September 30, 2008 and 2007, respectively. Royalties and licenses from the middleware solutions segment for the three months ended September 30, 2008 increased $0.2 million, or 1%, to $15.1 million. As described under “Royalties and licenses” in “Revenues” above, the net increase was primarily due to an increase of $0.8 million from increased deployments of set-top boxes by Sky Italia; $0.5 million resulting from the initial deployment of set-top boxes containing our middleware by Numericable in France; and an increase of $0.4 million resulting from increased deployments of middleware-related products by NET in Brazil. These increases were partially offset by a decrease of $1.1 million from BSkyB reflecting decreased shipments of our software, particularly our PVR software; and a decrease of $0.6 million from EchoStar due to decreased set-top box deployments.

Services and other revenues accounted for 37% and 28% of segment revenues for the three months ended September 30, 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment for the three months ended September 30, 2008 increased $3.0 million, or 52%, to $8.8 million.

The increases were primarily due to net increases of $1.5 million in services and other revenues from discrete development, integration and other professional services engagements, in addition to an increase of $1.5 million in maintenance and support revenues from other middleware customers.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended September 30, 2008 increased $4.8 million, or 107%, to $9.3 million, primarily reflecting higher revenues generated in this segment and decreased personnel and personnel-related support costs and consulting and subcontractor costs.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Total revenues from the middleware solutions segment for the nine months ended September 30, 2008 increased $14.9 million, or 24%, to $77.5 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 67% and 71% of segment revenues for the nine months ended September 30, 2008 and 2007, respectively. Royalties and licenses from the middleware solutions segment for the nine months ended September 30, 2008 increased $7.9 million, or 18%, to $52.3 million. As described under “Royalties and licenses” in “Revenues” above, the increases were primarily due to an increase of $3.4 million from Reliance in India through our license and distribution agreement with Nagravision SA; an increase of $0.9 million from BSkyB reflecting increased shipments of our software, particularly our PVR software; an increase of $2.2 million from UGC resulting from final delivery of all licensed products during the fourth quarter of 2007 that allows us to recognize the royalties and licenses revenues from UGC as they are reported; an increase of $1.8 million from NET in Brazil resulting from increased set-top box deployments; an increase of $1.4 million from Austar primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us; and an increase of $1.1 million from Multichoice Africa primarily due to a recent upgrade by this customer to our latest OpenTV Core2 middleware product and increased deployments of set-top boxes containing this product. These increases were partially offset by a decrease of $2.0 million from EchoStar due to decreased set-top box deployments; a decrease of $0.6 million from Bell TV resulting from an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee; a decrease of $0.8 million from Jupiter as the prior year’s period included a royalty prepayment for deployments of our video-on-demand product. Other middleware customers accounted for a net increase of $0.5 million in revenue.

Services and other revenues accounted for 33% and 29% of segment revenues for the nine months ended September 30, 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment for the nine months ended September 30, 2008 increased $7.0 million, or 38%, to $25.2 million. The increases were primarily due to net increases of $4.0 million in services and other revenues from discrete development, integration and other professional services engagements, in addition to an increase of $3.0 million in maintenance and support revenues from our middleware customers.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the nine months ended September 30, 2008 increased $15.3 million, or 98%, to $30.9 million, primarily reflecting higher revenues generated in this segment and decreased personnel and personnel-related support costs and consulting and subcontractor costs.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$	%			$	%
Royalties and licenses	$1.4	$1.3	$0.1	8%	$4.6	$3.7	$0.9	24%
Services and other	1.6	1.7	(0.1)	(6%)	5.4	5.4	—	—%

Total advertising solutions revenues	$3.0	$3.0	$—	—%	$10.0	$9.1	$0.9	10%

As percentage of total revenues	11%	13%			11%	13%
Contribution margin - advertising solutions	$(0.1)	$(0.1)	$—	—%	$0.8	$(1.0)	$1.8	180%

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007. Total revenues from the advertising solutions segment for the three months ended September 30, 2008 remained consistent with the same period in 2007.

Royalties and licenses revenues from the advertising solutions segment for the three months ended September 30, 2008 increased $0.1 million, or 8%, to $1.4 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased license revenues resulting from additional deployments of our OpenTV Eclipse product in the United States.

Services and other revenues from the advertising solutions segment for the three months ended September 30, 2008 decreased by $0.1 million, or 6%, to $1.6 million. Maintenance and support revenues in this segment increased during the quarter by $0.8 million due to increased deployments of the OpenTV Eclipse product, but this increase was offset by a decrease in services and other revenues.

Total contribution margin for the advertising solutions segment for the three months ended September 30, 2008 remained consistent with the same period in 2007.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007. Total revenues from the advertising solutions segment for the nine months ended September 30, 2008 increased $0.9 million, or 10%, to $10.0 million.

Royalties and licenses revenues from the advertising solutions segment for the nine months ended September 30, 2008 increased $0.9 million, or 24%, to $4.6 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased license revenues resulting from additional deployments of our OpenTV Eclipse product in the United States.

Services and other revenues from the advertising solutions segment for the nine months ended September 30, 2008 remained unchanged at $5.4 million. An increase of $1.3 million in maintenance and support revenues related to increased deployments of our OpenTV Eclipse product was offset by a decrease in services and other revenues.

Total contribution margin for the advertising solutions segment for the nine months ended September 30, 2008 improved $1.8 million, or 180%, to a gain of $0.8 million as compared with the same period in 2007, primarily as a result of higher revenues and decreased costs in the segment.

Reconciliation of Contribution Margin to Net Income (Loss)

Total contribution margin reconciled to net income (loss) on a GAAP basis was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	2008 versus 2007		2008	2007	2008 versus 2007
			$ %				$ %
Total contribution margin	$9.2	$4.4	$4.8	109%	$31.7	$14.6	$17.1	117%
Unallocated corporate overhead	(5.5)	(7.7)			(18.0)	(18.5)
Restructuring and impairment costs	—	—			(0.6)	—
Depreciation and amortization	(1.0)	(0.9)			(3.1)	(2.8)
Amortization of intangible assets	(0.8)	(1.5)			(2.8)	(4.9)
Share-based and non-cash compensation	(0.3)	(0.5)			(2.2)	(2.8)
Interest income	0.5	1.2			1.9	2.4
Other income	(1.5)	0.7			0.7	0.7
Minority interest	—	—			—	—

Profit (loss) before income taxes	0.6	(4.3)			7.6	(11.3)
Income tax expense	(0.4)	0.5			0.3	1.3

Net income (loss) from continuing operations	1.0	(4.8)			7.3	(12.6)
Net loss from discontinued operations	—	(3.4)			—	(3.6)

Net income (loss) from continuing operations	$1.0	$(8.2)			$7.3	$(16.2)

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

As of September 30, 2008, we recorded a balance of $30.5 million in deferred revenue compared with $24.1 million as of December 31, 2007. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through September 30, 2009	$17.1
October 1, 2009 through September 30, 2010	8.1
Thereafter	5.3

$30.5

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	September 30, 2008	December 31, 2007	Change
			$	%
Cash and cash equivalents	$88.7	$58.6	$30.1	51%
Short-term marketable debt securities	7.9	20.4	(12.5)	(61%)
Long-term marketable debt securities	2.1	2.8	(0.7)	(25%)

Total cash portfolio	$98.7	$81.8	$16.9	21%

	Nine Months Ended September 30,		Change
	2008	2007	$	%
Cash provided by operating activities for continuing operations	$5.4	$2.8	$2.6	93%
Cash provided by (used in) investing activities for continuing operations	$11.2	$(10.8)	$22.0	204%
Cash provided by financing activities for continuing operations	$13.9	$5.5	$8.4	153%

Cash provided by operating activities

The increase of $2.6 million in net cash provided by operating activities for continuing operations during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to a $17.0 million improvement in net income (loss), net of non-cash items, partially offset by a $8.3 million increase in the changes in accounts receivable, a $2.6 million decrease in the changes in deferred revenue, and a net increase of $3.5 million in changes of other current assets and liabilities.

Cash provided by (used in) investing activities

The increase of $22.0 million in net cash provided by (used in) investing activities for continuing operations during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily represented a $21.4 million increase in net proceeds from the sales of marketable debt securities and $1.9 million in cash received from the sale of a cost investment, which were partially offset by an increase in capital expenditures of $1.2 million and $0.1 million used for the acquisition of Ruzz, net of cash acquired.

Cash provided by financing activities

The increase of $8.4 million in net cash provided by financing activities for continuing operations during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008 compared to the $5.4 million capital contribution received in January 2007, which was partially offset by a decrease of $0.2 million in proceeds from employee stock option exercises. During the nine months ended September 30, 2008, we paid $0.5 million to repurchase 332,258 restricted Class A ordinary shares that vested under the 2007 Management Bonus and Equity Issuance Plan, or the 2007 Plan, in order to satisfy applicable withholding taxes. During the nine months ended September 30, 2007, we repurchased 1,150,000 stock options for $0.2 million from a former executive officer in connection with his departure.

Commitments and Contractual Obligations

Information as of September 30, 2008 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining three months in 2008	Due in 2009- 2010	Due in 2011- 2012	Due in 2013 or after
Operating leases obligations	$9.8	$1.2	$6.9	$1.7	$—
Noncancellable purchase obligations	0.3	0.3	—	—	—

Total contractual obligations	$10.1	$1.5	$6.9	$1.7	$—

We have the right to terminate, without penalty, one of our operating leases prior to its scheduled expiration. If we exercise this early termination right in 2009, our future minimum lease commitments would be reduced by an aggregate of $0.6 million over the current remaining life of that lease. We have not yet made any determination as to whether we intend to exercise such right. If we do exercise such right, while our commitments under this specific lease would be reduced, we might also be required to lease additional space to conduct our business, and we cannot be certain at this time whether any such actions would possibly result in a net increase in our future minimum lease commitments.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of September 30, 2008 were $0.3 million for the year ending December 31, 2008. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of September 30, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Indemnification

In the ordinary course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Costs related to these indemnification provisions are sometimes difficult to estimate. While we have not historically experienced significant costs for these matters, there may be occasions in the ordinary course of our business where we assume litigation and other costs on behalf of our customers that could have an adverse effect on our financial position depending upon the outcome of any specific matter. We ordinarily seek to limit our liabilities in those arrangements in various respects, including monetarily, but the costs associated with any type of intellectual property indemnification arrangement continue to escalate in general, and especially in the technology sector.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2008 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of September 30, 2008	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Decrease 2%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$10,020	$10,064	$9,976	$10,108	$9,932

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of September 30, 2008, we held approximately $12.8 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three months ended September 30, 2008, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report or Quarterly Reports, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

There is no significant update to the information previously set forth under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 1A.	Risk Factors

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information

On November 5, 2008, we entered into a new employment agreement with Nigel (Ben) Bennett, who has served as our Chief Executive Officer since March 2008. This agreement replaces a prior agreement dated December 10, 2007 pursuant to which Mr. Bennett served as our Acting Chief Executive Officer. In addition, effective as of November 5, 2008, Mr. Bennett was appointed to serve on our board of directors and on the executive committee of our board of directors.

Under the employment agreement, Mr. Bennett’s annual salary, effective as of March 2008, is $475,000. An annual target bonus amount will be established by our compensation and nominating committee prior to the year in which such bonus applies. For 2008, Mr. Bennett’s target bonus is $300,000. Under the employment agreement, we agreed to grant Mr. Bennett 100,000 restricted Class A ordinary shares under the OpenTV Corp. 2005 Incentive Plan. Such shares shall be subject to the terms and conditions of a restricted share agreement, which terms and conditions include, among other things, restrictions on the sale, transfer or assignment of such shares. Such restrictions lapse as to one-third of the restricted shares on March 5, 2009 and as to an additional one-third of the restricted shares on each of March 5, 2010 and March 5, 2011. In addition, we agreed to grant to Mr. Bennett, subject to the availability of sufficient shares under our 2005 Incentive Plan, awards of 100,000 restricted Class A ordinary shares on the first business day following each of January 1, 2009, January 1, 2010 and January 1, 2011. The restrictions in respect of each grant will lapse as to one-third of the restricted shares on each anniversary of the applicable grant date. We also agreed to reimburse Mr. Bennett for lease payments and reasonable operating expenses for a company car.

Mr. Bennett’s employment agreement provides for an initial term of employment of one year and will automatically renew for successive one-year periods, unless either Mr. Bennett or we give notice of non-renewal no later than twelve (12) months prior to the end of the then current employment term. Notwithstanding the notice period, we may relieve Mr. Bennett of his employment duties during the notice period, provided that we pay him a lump sum equal to the amount of his base salary that Mr. Bennett would have earned had he remained employed during the notice period. If Mr. Bennett’s employment is terminated by us other than for cause, death or disability or if Mr. Bennett resigns his employment due to a material reduction in his base salary or his authority, duties or responsibilities, then Mr. Bennett would receive the following:

•	payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination;

•

a lump sum payment equal to 12 months of his then current annual salary and, in lieu of any bonus payment, a lump sum payment equal to 65% of his annual salary then in effect (plus, in the event that we have relieved Mr. Bennett of his duties during the notice period described above, an additional lump sum in lieu of any bonus payment for the notice period that is calculated in the same manner but pro rated for the period of time during which he was so relieved);

•

immediate removal of restrictions on sale, transfer or assignment applicable to any of our restricted shares held by Mr. Bennett, which restrictions would have lapsed during the 12-month period following termination;

•

on the 12-month anniversary of the date of termination, removal of any remaining restrictions on sale, transfer or assignment applicable to any of our restricted shares issued to Mr. Bennett under the terms of the employment agreement;

•	immediate vesting of any stock options granted prior to termination that would have vested during the 12-month period following termination;

•	continued exercisability of vested stock options until the earlier of the 12-month anniversary of the date of termination and the applicable expiration of such stock options; and

•	reimbursement of a portion of his health coverage payments for up to 12 months after termination.

If Mr. Bennett’s employment is terminated due to his death or disability, as those terms are defined in his employment agreement, then Mr. Bennett would receive the following:

•	payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination;

•

a lump sum payment equal to 6 months of his then current annual salary and, in lieu of any bonus payment, a lump sum payment equal to 65% of his then current annual salary pro rated for the number of months worked during the applicable calendar year before the termination date; and

•	immediate vesting of all restricted shares granted under the terms of the employment agreement.

Our payment of the foregoing benefits is contingent upon Mr. Bennett, or if applicable his estate or legal representative, signing a full and complete waiver and release in our favor. No benefits are payable upon any termination of Mr. Bennett for cause or if Mr. Bennett resigns other than for good reason, as those terms are defined in the employment agreement.

Mr. Bennett’s employment agreement and form of restricted share agreement are included herein as Exhibits 10.1 and 10.2, respectively, and are each incorporated herein by reference. The foregoing descriptions of Mr. Bennett’s employment agreement and restricted share agreement are qualified in their entirety by reference to the full text of each such agreement.

Item 6.	Exhibits

(a) Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, dated November 5, 2008, between OpenTV Corp. and Ben Bennett*

10.2	Form of Restricted Share Agreement between OpenTV Corp. and Ben Bennett*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.

Date: November 6, 2008	By:	/s/ Shum Mukherjee
Shum Mukherjee
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Employment Agreement, dated November 5, 2008, between OpenTV Corp. and Ben Bennett*

10.2	Form of Restricted Share Agreement between OpenTV Corp. and Ben Bennett*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

*	Filed herewith