Form 10-K
period 2008-12-31
OPENTV CORP
filed 2009-03-10
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Class A ordinary shares of the registrant held of record by non-affiliates of the registrant as of June 30, 2008, computed by reference to the last sales price of such Class A ordinary shares on The NASDAQ Global Market as of the close of trading on June 30, 2008, was approximately $107,477,366. For purposes of this calculation, the directors and executive officers of the registrant as of June 30, 2008 and the holders of record of 10% or more of any class of the registrant’s ordinary shares outstanding as of June 30, 2008 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.

As of February 27, 2009, the registrant had outstanding:

107,864,339 Class A ordinary shares; and

30,206,154 Class B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its 2009 Annual Meeting of Shareholders (Part III).

OPENTV CORP.

2008 ANNUAL REPORT ON FORM 10-K

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

Overview

We are one of the world’s leading providers of advanced digital television solutions dedicated to creating and delivering compelling viewing experiences to consumers of digital content worldwide. Our software enables cable, satellite, telecommunications, and digital terrestrial operators, which we refer to as “network operators,” to offer enhanced television experiences to their viewers. We sell our software solutions principally to network operators and manufacturers of digital set-top boxes and digital televisions. We also sell related software solutions to broadcasters, programmers and advertisers that enable them to offer interactive and enhanced television experiences. Historically, our software licensing arrangements have been made directly with the network operator or set-top box manufacturer. In 2008, we began licensing our middleware solutions indirectly through distribution arrangements with other key partners such as Nagravision SA and Irdeto Access B.V., and we expect that distribution of our products and solutions through these types of arrangements will increase in the future. As of December 31, 2008, more than 58 network operators had deployed our middleware solutions and 13 network operators had deployed our advertising solutions. To date, our software has been shipped in more than 121 million digital devices worldwide.

Our software solutions enable our customers to differentiate their video service offerings from their competitors by delivering a flexible and manageable platform from which they can easily and efficiently launch new digital television and interactive services that help them attract and retain viewers. Our software solutions also help enable viewer participation in the television experience through the use of commerce, information retrieval, entertainment, games and other applications delivered via television networks. By leveraging our international footprint, with the millions of set-top boxes in which our software has been deployed, we believe we are well-positioned to continue to develop and offer compelling solutions for television, including support for personal video recorders (PVR), high definition (HD) digital television, next-generation user interfaces, revenue-generating applications, advanced advertising solutions and other solutions designed to make our customers’ video service offerings more compelling and profitable.

With our middleware solutions, network operators are able to manage the creation and delivery of advanced digital television services to their subscribers across a variety of set-top boxes provided by multiple manufacturers and within numerous network infrastructures. Major set-top box manufacturers incorporate our software directly into hundreds of set-top box models, which allows our solutions to be easily activated by network operators upon deployment. Our “core” technology platform for set-top boxes, which we refer to as

“middleware,” permits network operators to maintain a consistent user experience for their subscribers irrespective of the set-top box or boxes that may be deployed within a subscriber’s home and the source of the video signal transmitted to that subscriber’s home, whether transmitted over cable, satellite, digital terrestrial, or IP (Internet protocol). Our middleware also allows our customers, including programmers and advertisers, to develop applications once, without the need to rewrite those applications for different hardware environments, and offers network operators the ability to effectively and efficiently manage their business and launch new services to their viewers. We continue to evolve our middleware by enhancing and adding new features. We have developed enhancements to our PVR solutions that retain interactive content for future playback simultaneously with the recorded broadcast. We have also developed PVR enhancements that will enable recording of high definition television and are developing solutions for distribution of protected content to other devices in the home network.

As part of our advertising solutions, we offer campaign management solutions that allow network operators to manage the traffic and billing of advertisements, provide targeted and addressable advertising capabilities and integrate measurement technologies that detail how viewers engage and interact with programs and advertisements. We have developed applications that enable viewers to engage in commerce transactions, retrieve information such as product brochures and news updates, and other interactive services. In addition, we have developed a solution that enables network operators as well as broadcasters and programmers to establish and manage relationships with their viewers on a real-time basis as they interact with content across multiple devices, including television, mobile and the Internet, in order to record viewer preferences, voting and other desired metrics.

For both our middleware and advertising solutions, we offer professional engineering and consulting services to help implement and coordinate the launch, integration and customization of the technologies and products that we provide. We can manage entire digital television launch projects, with complete end-to-end digital programming solutions, or simply provide assistance with discrete projects relating to integration, customization, development or training activities. We also offer a robust maintenance and support program covering our products and solutions, ensuring that our customers get timely support and advice concerning the products they license from us. We believe that our extensive experience in the digital television sector makes these services especially attractive to our customers as they seek to leverage our institutional knowledge and practical perspective.

We have invested significant resources in developing our software solutions and believe that our intellectual property portfolio protects many of the key elements necessary to support digital interactive and enhanced television. As of December 31, 2008, we own 108 patents issued in the United States and 582 patents issued outside of the United States, and an additional 343 patent applications are pending throughout the world. This patent portfolio establishes what we believe to be an industry-leading technology position for OpenTV.

We are incorporated in the British Virgin Islands. Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 32.3% and a voting interest of approximately 77.2% in our company, based on the number of our ordinary shares outstanding as of December 31, 2008.

Recent Events

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal.

Our Operating Businesses

We manage our businesses geographically and in accordance with two primary operating segments. From a line-of-business standpoint, we manage our reporting units within the following two operating segments: Middleware Solutions and Advertising Solutions. From a geographic standpoint, we group customers within the following regions: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. Financial information related to our operating segments and according to geographic area can be found in Note 21 to our Consolidated Financial Statements, which appear in Part IV of this Annual Report on Form 10-K.

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

Most of our revenues are currently derived from the licensing of our set-top box middleware and embedded browser technologies. We have historically realized these revenues through one-time royalty payments and ongoing support fees. We have also entered into subscription-based licensing arrangements with some of our network operator customers, pursuant to which we are paid a monthly fee for each set-top box that is deployed by the network operator for so long as that set-top box remains in use by the end-user. We expect to continue offering this licensing model in the future to our customers and expect to derive more of our revenues from subscriber-based fees. Historically, our software licensing arrangements have been made directly with the network operator or set-top box manufacturer. In 2008, we extended our licensing model to include the licensing of our technology and services indirectly through distribution arrangements with other key partners such as Nagravision and Irdeto.

As of December 31, 2008, our set-top box middleware and embedded browser technologies had been deployed by more than 58 network operators and collectively had been shipped in more than 121 million digital devices around the world.

In addition to the software we integrate on set-top boxes, we also offer software components that are deployed at the network operator’s headend, including OpenTV Streamer, Account, Notify and Automate. These headend solutions enable more effective integration of the set-top box software with the network operator’s infrastructure. Additionally, we offer development tools that permit broadcasters, programmers and developers to create, test, and deliver interactive content and applications. Through Ruzz TV Pty Ltd., which we acquired in September 2008, we also provide digital television technologies that enable broadcasters to manage their workflow and content processes more efficiently.

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

•

On-Demand Content. OpenTV Core supports a variety of on-demand services, including PVR as well as Push, Pull, and Streamed VOD, that enable media-rich user interfaces for browsing content that is requested on-demand by the user, either from a local hard drive or from the network operator’s headend, and includes the underlying protocols to establish sessions and control streams via easy-to-use navigational controls.

•

HTML Support. The HTML (HyperText Markup Language) browser integrated with OpenTV Core allows the utilization of HTML and JavaScript elements in the creation of user experiences for digital television as well as the ability to deliver existing web-based content to subscribers through a digital set-top box.

•

Connectivity. OpenTV Core provides solutions for broadcast or point-to-multipoint networks as well as high bandwidth, bi-directional, point-to-point networks. OpenTV Core includes modules that support common digital television-related communication protocols, such as DOCSIS (Data Over Cable Service Interface Specification), which provides a data return channel for cable modem set-top boxes, and Digital Living Network Alliance (DLNA), which supports home networking and the ability of users to retrieve data at broadband speeds from a variety of devices within the home.

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

OpenTV PVR. OpenTV PVR enables network operators to deliver advanced personal video recording services to their subscribers, including the ability to record multiple broadcast or on-demand programs simultaneously and play back those programs via easy-to-use navigational controls such as pause, fast forward and rewind, on set-top boxes that contain either internal or USB connected hard drives. Our PVR solution also enables both series recording and the recording of an interactive TV broadcast that retains interactive content for future playback simultaneously with the recorded broadcast.

OpenTV Spyglass. OpenTV Spyglass is a customizable HTML browser designed specifically for information appliances other than personal computers and is deployed independently from OpenTV Core. OpenTV Spyglass supports key Internet standards and is optimized and designed for advanced digital television services. A version of OpenTV Spyglass, known as the OpenTV Integrated Browser, has been developed for the Japanese consumer electronics market with support for Broadcast Markup Language, or BML. The OpenTV Integrated Browser was developed in partnership with Panasonic Corporation (formerly known as Matsushita Electric Company), one of Japan’s largest consumer electronics companies, and has been shipped on more than 11 million Panasonic and JVC branded digital television sets within Japan since September 2003.

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

OpenTV Enhanced Content. We develop and offer interactive applications for programmers and network operators that deliver compelling interactive content. We have also worked in conjunction with several of our network operators to develop video-mosaic applications for sports, news and other content. In addition, we continue to work with programmers and broadcasters around the world to develop unique user experiences and interactive and enhanced applications to extend their brands and engage with viewers.

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

Our advertising solutions currently consist of the following technologies and services:

•

OpenTV EclipsePlus. OpenTV EclipsePlus is our advertising campaign management system, also known as sales and inventory management or traffic and billing, that manages distribution of advertising content across various media platforms and outlets, providing network operators the tools to schedule and monitor the display of advertising content on their networks and to bill the advertisers based upon such monitoring. Previously, we offered other campaign management systems known as

OpenTV Eclipse and OpenTV AdVision, but in 2008, we completed the end-of-life process for OpenTV AdVision and initiated the end-of-life process for OpenTV Eclipse. As a part of those processes, we are migrating many of our OpenTV AdVision and OpenTV Eclipse customers to OpenTV EclipsePlus. Our campaign management solutions are currently deployed by six network operators in 15 of the top 25 United States cable television markets. Our campaign management solutions are not dependent on a network operator deploying OpenTV’s middleware solutions.

•

OpenTV iAd. OpenTV iAd is a suite of products that enables our customers to create, enable and display interactive advertising applications as an overlay to broadcast advertising content. The overlays can link to a variety of content, such as long-form advertising, requests for information, and other alternatives. This suite of products is integrated with our middleware and currently consists of the following products:

•

OpenTV Ad Producer. OpenTV Ad Producer is a template-based tool that allows a third party, such as an advertising agency, to create interactive advertising content by assembling graphic assets following a step-by-step process. OpenTV Ad Producer creates Extensible Markup Language (XML) that can be easily interpreted by the OpenTV Ad Manager system.

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

•

OpenTV SpotOn. OpenTV SpotOn is an addressable advertising solution that includes both set-top box “client software” as well as back-office components for planning, copy development, scheduling and managing addressable advertising audience profiles, and specific copy delivery. Addressable advertising provides the opportunity for viewers of telecast programming to receive different advertisements simultaneously in the program based on their geographic, demographic, or psychographic profiles. Back office components of this system may be integrated with OpenTV EclipsePlus or other traffic and billing solutions or may be used independently. Set-top box components are typically deployed as independent applications but can be integrated as a middleware component.

•

OpenTV Participate. OpenTV Participate is a scalable platform that enables the creation and real-time management of mass participation events synchronized with live or pre-recorded television shows. It allows programmers to offer viewers competitions, quizzes, auctions, voting, and games using a variety of input devices, including mobile phone, personal computer, and television. Additionally, this functionality can be used to provide the same level of interaction with commercial advertising content. This solution provides interaction via the traditional set-top box deployed by a network operator as well as synchronous linkage to Internet and cell phone applications.

Professional Services and Support

To complement our various businesses, we provide a comprehensive suite of professional engineering and consulting services on a worldwide basis to network operators, set-top box manufacturers, and content and application developers in support of our product offerings. The services that we provide include business consulting, porting and integration, application customization and localization, launch management, and technology training services. These services allow us to manage various advanced digital television and advertising projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators. Our services include maintenance and support for our products after they have been installed and commercially deployed by our network operators and set-top box manufacturers, including the provision of product updates. Services are generally provided on a paid engagement basis and are either executed on a time and materials or fixed price basis, except that maintenance and support is generally subject to an annual fee.

Customer and Industry Relationships

We have established significant relationships with many of the leading network operators, set-top box manufacturers, chipset manufacturers, programming networks, and conditional access providers around the world. Our customer and industry relationships include the following:

•

Network Operators. Over 58 network operators around the world have launched our middleware platform, including Essel Group with Dish TV in India; Austar Entertainment Pty. Ltd. and FOXTEL in Australia; Bell TV and StarChoice in Canada; British Sky Broadcasting (BSkyB) in the United Kingdom; DISH Network in the United States; MultiChoice in Africa, Europe and the Middle East; Numericable in France; Sky Italia in Italy; UPC Broadband (UGC), Ziggo B.V. (which acquired Casema in 2008) and Canal Digitaal in The Netherlands; TV Cabo and Portugal Telecom in Portugal; NET in Brazil; and Digiturk in Turkey. The number of network operators that have deployed our software may change from year to year as network operators continue to consolidate or merge.

•

Set-Top Box Manufacturers. Our software has been ported by more than 40 manufacturers on hundreds of set-top box models, including models produced by Advanced Digital Broadcast, Amino, Amstrad, EchoStar, Panasonic, Motorola, Pace Micro Technology (which acquired Philips’ set-top box business in 2008), Sagem, Samsung, Cisco (which acquired Scientific-Atlanta in 2006), Thomson, and UEC Technologies (Pty) Ltd.

•

Chipset Manufacturers. OpenTV middleware has been ported to most of the major chipset vendors for set-top boxes, including Broadcom, Conexant, NEC, and ST Microelectronics. OpenTV middleware has also been ported to the latest generation of chipsets supporting MPEG-4 AVC.

•

Conditional Access Providers. We have integrated our middleware with conditional access software provided by Conax, Irdeto, Motorola, Nagravision (which is controlled by Kudelski SA), NDS Group, Verimatrix, and Viaccess.

•

Programming Networks. We have worked with numerous programming networks, including NBC Universal, Inc., American Broadcasting Company, Turner Broadcasting System, Discovery Communications, QVC Shopping Network, Playboy Enterprises, and Showtime Networks, to enhance their programming and advertising content.

BSkyB, directly and indirectly, accounted for approximately 17% of our revenues during 2008 in the form of set-top box royalties and licenses paid for by its manufacturers and other direct services and support fees.

Sales and Marketing

We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers, and set-top box manufacturers. Historically, our software licensing arrangements have been made directly with the network operator or set-top box manufacturer. In 2008, we extended our licensing model to include the licensing of our technology and services indirectly through distribution arrangements with other key partners such as Nagravision and Irdeto. We have regional sales and marketing groups that are generally responsible for customers within their geographic areas: Americas; EMEA; and Asia Pacific.

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

Middleware Solutions

Competitors offering middleware solutions include NDS Group, Microsoft Corporation, Osmosys S.A., IDWay SAS (which was acquired by Irdeto in 2007), SeaChange International (which acquired the European assets of Liberate Technologies in 2007), and Cisco (which acquired Scientific-Atlanta, Inc. in 2006). NDS Group historically provided conditional access and limited interactive application technologies to its customers. However, in 2003, NDS Group extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and today offers a bundled solution, including a conditional access system and middleware, that competes with our middleware offering. We do not offer a bundled solution that includes a conditional access system, but have recently entered into distribution arrangements with conditional access vendors in order to enable them to bundle our middleware offering with their conditional access systems. News Corporation holds a significant interest in NDS Group. News Corporation also controls, directly and indirectly, or exerts significant influence over, several satellite network operators around the world, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, which are satellite operators in the United Kingdom, Italy, Australia and New Zealand, respectively. While we continue to work with, and provide technology and services to, many affiliates of News Corporation, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, News Corporation’s interest in NDS Group, and any extension by NDS Group of its product offering, may significantly increase competitive pressures and affect the willingness of News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications of News Corporation’s interest in NDS Group or the effects that such interest may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by News Corporation.

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

Cisco, through its acquisition of Scientific-Atlanta, develops and markets in the United States a product line known as PowerTV, which includes an operating system and middleware for advanced digital interactive cable television markets. Cisco is also a major manufacturer of set-top boxes, and many of our customers or potential customers may seek to deploy set-top boxes manufactured by Cisco. We historically competed with Scientific-Atlanta in the United States, though in markets outside the United States we have cooperated more closely with Cisco to integrate and distribute our solutions in their digital set-top boxes.

For several years, Microsoft Corporation has been working to create interactive television solutions. Microsoft has several deployments of its interactive television solutions and, in particular, its internet protocol television (IPTV) solutions, and we expect that Microsoft may become a strong competitor in the market for advanced digital television solutions.

In the IPTV market, we expect to face competition from other middleware providers who have partnered with leading systems integrators and telecommunications equipment manufacturers to provide end-to-end IPTV solutions for cable, satellite, and telecommunications operators. Our competition includes Microsoft and Alcatel, who have entered into a joint development, integration, and marketing agreement to deliver IPTV solutions worldwide. Other competitive IPTV offerings that deliver middleware solutions include Alcatel-Lucent, Nokia Siemens Networks, and NDS.

The primary competition for OpenTV PVR comes from other middleware vendors including Microsoft, NDS Group, Guideworks LLC, a joint venture between Comcast and Gemstar-TV Guide International, Osmosys, Digeo, and Motorola, which include PVR functionality either with their electronic program guide, or EPG, or as an additional feature. Other PVR technology providers targeting the integrated PVR space include set-top box manufacturers, such as Pioneer, Pace, Humax, UEC, Motorola, and Cisco, and dedicated PVR solution providers including TiVo and ReplayTV, which was acquired by DirecTV Group, Inc. in 2007.

Advertising Solutions

In the markets for our advertising solutions, our primary competition comes from Visible World Corporation, NDS Group, Invidi Corporation, Navic Networks (acquired by Microsoft in 2008), Harris Corporation, and Tandberg Television. The market for addressable and interactive technology is still developing, and we expect additional competitors to appear as the market continues to develop. Visible World provides a suite of services enabling advertisers and agencies to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters and market trends and demands. Navic Networks provides technology that enables the delivery and placement of targeted interactive media. In the area of campaign management, Harris Corporation, which offers a competitive solution through its Novar division, represents our primary competitor for traditional traffic and billing solutions. As the need for more advanced solutions develops, we expect to see increased competition from other companies, such as WideOrbit, which currently provides a campaign management solution to the broadcasting industry.

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

Intellectual Property and Research and Development

As of December 31, 2008, we had 108 patents issued in the United States, 582 patents issued outside of the United States, and 343 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television. Our research and development expenses relating to continuing operations, determined in accordance with accounting principles generally accepted in the United States of America (GAAP), for the years ended December 31, 2008, 2007 and 2006 were $34.4 million, $32.7 million and $30.7 million, respectively.

Employees

As of December 31, 2008, we had 521 full-time employees, with 388 in our middleware solutions segment, 64 in our advertising solutions segment and 69 employed in corporate and administrative functions.

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

Factors That May Affect Future Results

In addition to the other information contained in this 2008 Annual Report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.

We have a history of net losses, and we may experience net losses in the future.

We have incurred significant net losses since our inception. For example, our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately $5.2 million, $10.8 million and $8.5 million, respectively. Although we achieved net income for the year ended December 31, 2008, there can be no guarantee that we will be successful in achieving, sustaining or increasing profitability in 2009 or beyond. The severity of the current economic downturn has created a volatile and challenging business climate, which could negatively impact our customers and their spending and investment decisions. If that happens, then we may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant research and development, sales and marketing and administrative expenses. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

We have historically derived a significant percentage of our revenues from licensing our middleware to network operators. Our opportunities for future revenue growth with middleware are limited by the actual number of worldwide network operators and by technology decisions they make from time to time.

We have historically derived a significant percentage of our total revenues from royalties associated with the deployment of our middleware solutions and fees charged for services rendered in support of those deployments. Historically, the number of network operators worldwide has not grown significantly. In light of recent economic conditions, consolidation among network operators may increase, resulting in fewer independent network operators in many countries. Over 58 network operators around the world have already deployed our middleware solutions. To the extent that we have already achieved deployments in those networks, the opportunities for future growth of our middleware solutions may be limited, typically by the subscriber growth of our customers and their schedule for upgrading the technology deployed in their networks. Although new markets are emerging from the conversion of analog to digital networks required in many countries and the growth of IPTV and digital terrestrial television (DTT) networks, we may not be successful in marketing and selling our middleware to these new markets, in which case our revenue growth and results of operations will be negatively impacted.

Our capacity to generate future revenues associated with our middleware may also be limited due to a number of reasons, including:

•	network operators that have selected our middleware may switch to a competing platform for the provision of interactive services, experience lower or even negative subscriber growth that reduces their demand for our middleware, stop deploying set-top boxes enabled with our middleware, decrease or stop their use of our support services, or choose not to upgrade or add additional features to the version of our middleware running on their networks;

•

network operators that have not selected our middleware may choose a competing platform for the provision of interactive services, which could include the selection of standards-based solutions such as the Multimedia Home Platform, or MHP, and tru2way, formerly known as the OpenCable Applications Platform, or OCAP;

•

third party distributors of our middleware solutions, such as set-top box manufacturers and conditional access vendors, may not be successful in marketing or selling our software as part of their bundled solutions or they may experience downward pricing pressure on their bundled solutions, which in turn may impact the prices at which they are able to sell our middleware solutions; or

•

a meaningful opportunity to deploy our middleware in the markets that have not yet adopted interactive digital television on a large scale may never develop or may develop at a slower pace than expected.

Any of these eventualities would have an adverse effect on our future revenues and results of operations.

We offer volume discounts to some customers and sometimes face downward pricing pressures as a result of competition and the general economic climate. Such discounts and pricing pressures may limit the rate of our royalty growth in the future, which could negatively impact our financial results.

In certain instances, we provide volume discounts to customers based on the number of copies of our software they deploy or the amount of business they do with us. In addition, some of our customers may demand reductions in the prices they pay for our products and services, whether as a result of competitive pressure, the general economic downturn or otherwise. As a result, although we may experience continued growth in product deployments, the average price for our products may decline over time, which could limit the growth of our revenues in the future. We expect that volume discounting and pricing pressures will continue to be factors affecting our business in the future. Unless we are able to offset the anticipated effects of these factors through a change in product mix, upgrades to our software or other methods that typically enable us to charge higher fees, we may experience slower royalty growth in the future as a result of discounting and downward pricing pressures.

We expect a more significant portion of our revenue growth in the future to be derived from advertising solutions that we develop and market. If we are not successful in developing and marketing these advertising solutions, our future revenue growth may be limited.

We expect to accelerate the development of our suite of advertising solutions, including a significant upgrade to our campaign management product and more advanced targeted and addressable advertising solutions. These efforts will involve significant investment and time and attention of management. Historically, we have derived a relatively small percentage of our total revenue from these offerings, and the market for these offerings, particularly for targeted and addressable advertising and participation-based offerings, is still nascent and evolving. We cannot be certain that the demand for, or the market acceptance of, our advertising solutions will develop as we anticipate or that we will be able to market these solutions effectively. If network operators determine that our advertising solutions do not meet their business or operational expectations, they may choose a competitive solution. To the extent that network operators fail to renew or enter into new or expanded contracts with us for our advertising solutions, our revenue growth will be impacted negatively. Moreover, due to global economic conditions, network operators may slow down their deployment of new technologies, and such actions would also negatively impact our revenue growth. Accordingly, our ability to generate significant revenues from our advertising solutions in the future is uncertain.

Our future growth may be limited if we are unable to sell our middleware solutions to North American cable customers.

In February 2008, we announced that we had jointly decided with Time Warner Cable, or TWC, to put our middleware project with TWC on indefinite hold. That project commenced in 2006 with the goal of providing a common user interface and interactive services platform based on OpenTV’s middleware across certain low-end set-top boxes deployed by TWC in the United States. In addition, in April 2005, TVWorks LLC (formerly known as Double C Technologies), a joint venture formed by Cox Communications and Comcast Corporation, acquired substantially all of the assets of the North American business of Liberate Technologies, a former competitor of ours. Historically, our middleware competed with the middleware software included with the assets sold to TVWorks. To date, while we have licensed certain of our advertising solutions to Comcast, and expect to pursue additional advertising opportunities with both Cox and Comcast, we have not licensed our middleware solutions to either of these companies. It also remains unclear whether TVWorks will attempt to license the competing technology to other North American cable operators. Based on our current understanding, we would not expect Cox or Comcast, in light of the assets that they acquired from Liberate, to license middleware or related solutions from us. As a result of both this and the TWC development, our opportunity to sell our middleware solutions to cable operators in the United States, and in particular to TWC, Comcast and Cox, is limited, which adversely affects our ability for future revenue growth in this market.

A significant percentage of our revenues is currently generated from network operators that are affiliated with News Corporation, which maintains a significant ownership stake in NDS Group, one of our primary competitors in the middleware market. Over the long-term, this situation may make it more difficult for us to sell our products, technologies or services to these network operator affiliates, in which case our revenues may be negatively impacted.

News Corporation maintains a significant ownership stake in NDS Group, which competes with us in the middleware market. News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia, FOXTEL and Sky Network Television. For the year ended December 31, 2008, BSkyB, Sky Italia, FOXTEL and Sky Network Television, directly and indirectly through their set-top box manufacturers, accounted for 29%, in the aggregate, of our revenues. While we believe that our relationship with each of these customers is good, the long-term implications of News Corporation’s ownership stake in NDS is difficult to assess. We may be at a disadvantage in selling our middleware to News Corporation affiliates over the long-term when in direct competition with NDS, and if we were to lose one or more of these customers, our revenues would be negatively impacted.

A significant percentage of our revenues is generated from a relatively small number of customers. The loss of one or more of these customers would severely and negatively impact our revenues.

Although our middleware solutions have been deployed by more than 58 network operators worldwide, a small number of large network operators accounts for a disproportionately large percentage of our revenues. For the year ended December 31, 2008, network operators over which News Corporation controls or exerts significant influence, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, accounted for approximately 29% of our revenues in the aggregate. Liberty Global, Inc. (Liberty Global), which controls or exerts significant influence over UGC, Austar and Jupiter Telecommunications Co., Ltd. (JCOM), accounted for approximately 10% of our 2008 revenues in the aggregate. Finally, we generated approximately 4% of our revenues in 2008 from EchoStar. The loss of any of the foregoing individual network operators as customers would negatively impact our financial results and future prospects. In addition, if either News Corporation or Liberty Global decided to replace our middleware solution as part of a group-wide effort that encompassed all or a significant portion of their respective affiliated network operators, then the impact on our financial results and future prospects would be severe.

We may be unable in the future to raise additional capital required to support our operating activities.

We expect to be able to fund our capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the near term significant expenses as we continue to invest in research and development, sales and marketing and other efforts. As of December 31, 2008, we had over $102 million of cash, cash equivalents and marketable debt securities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so or that we will be able to continue to generate positive cash flow from operating activities in the future. If we are not successful in those endeavors, we might need to raise additional capital.

To the extent we are required to raise additional capital, current capital market conditions may prevent us from doing so or may result in us being able to do so only on unacceptable terms. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future strategic or commercial opportunities or respond effectively to competitive pressures or unanticipated requirements, any of which could have an adverse effect on our business, results of operations and future prospects.

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

There has been a worldwide trend of consolidation in the industries that provide services to cable, direct broadcast satellite and telecommunications companies. We believe this trend is likely to continue due to competitive concerns, especially in light of the current economic environment and resulting market instability. This trend also includes other companies involved in the interactive television industry. For example, in May 2008, Macrovision acquired Gemstar-TV Guide International, a provider of electronic program guide technology. In July 2007, Irdeto, a provider of conditional access systems, acquired IDway SAS, a software company providing open software solutions for digital television consumer devices. In February 2006, Cisco acquired Scientific-Atlanta, the set-top box manufacturer, and in April 2007, the Ericsson Group, Inc. acquired Tandberg Television, a provider of digital media solutions. We expect additional consolidation to occur throughout the industry. While the full impact of this trend is uncertain at the present time, we will need to adapt to changing relationships with industry participants and address concerns that may arise relating to competition and conflicts of interest as companies consolidate. If we are unable to successfully manage these changing relationships and address competitive and conflict issues, we may lose existing customers and fail to secure new customers.

We depend upon key personnel, including our senior executives and technical and engineering staff, to operate our business effectively, and we may be unable to attract or retain such personnel.

Our future success depends largely upon the continued service of our senior executive officers and other key management and technical personnel. In 2007, we twice experienced a change in our Chief Executive Officer, and there were additional changes among our senior management team. We also implemented a significant reorganization of our worldwide business operations, which resulted in the implementation of a new reporting structure. Organizational change can disrupt our operations and require significant management time and attention, which can place us at a competitive disadvantage in the fast moving markets in which we operate. In addition, we may need to increase our technical, consulting and support staff to support new customers and the expanding needs of our existing customers. We have, in the past, experienced difficulty in recruiting qualified personnel. If we are not successful in recruiting and retaining our key personnel, our business may be adversely affected.

We continue to evaluate our business operations and may implement structural and other changes that affect the conduct of our worldwide business operations. As we continue to align our resources appropriately with our evolving business, we may face unintended consequences or suffer adverse effects on our operations or personnel.

We review our operations on an ongoing basis with a view towards improving our business performance. As a result of these business reviews, we may undertake changes to operations and personnel. From time to time, we also may initiate efforts to consolidate our operations, close and relocate various offices around the world and divest non-strategic assets, such as the sale of our PlayJam unit in December 2007. There is a risk that, as new business strategies and administrative processes are developed and implemented, the changes we adopt will be unduly disruptive or less effective than our previous strategies and processes. This may adversely affect our business, results of operations and future prospects.

Interactive television remains an emerging business and it may not attract widespread market acceptance or demand.

Our success will depend upon, among other things, the broad acceptance of interactive television by industry participants, including network operators and manufacturers of televisions and set-top boxes, as well as by television programmers, viewers and advertisers. Because the market for interactive television remains an emerging market, the potential size of the market opportunity and the timing of its development are uncertain. The growth and future success of our business will depend in part upon our ability to penetrate new markets, such as IPTV and DTT, and convince network operators, television programmers, viewers and advertisers to adopt and maintain their use of our products and services.

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

The deployment of new digital television technologies, such as high definition television and multicasting multiple television programs through a single channel, may compete directly with our products and services for broadcast distribution capacity. To the extent that such capacity cannot accommodate all of the applications that a cable or direct broadcast satellite system operator wants to distribute, then there is a risk that other applications will be deployed to the exclusion of our content and applications. If this occurs, our results of operations could be adversely affected.

Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our products and services obsolete or non-competitive and have an adverse effect on our business, financial condition and operating results. In addition, we must stay abreast of cutting-edge technological developments and evolving service offerings to remain competitive and increase the utility of our services, and we must be able to incorporate new technologies into our products in order to address the increasingly complex and varied needs of our customer base. There can be no assurance that we will be able to do so successfully or cost-effectively, and any failure to do so may adversely affect us.

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

We may be required to record a significant charge to earnings if our goodwill or amortizable assets become impaired.

Under accounting principles generally accepted in the United States, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually and potentially more frequently depending upon actual events and circumstances. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a sustained decline in our stock price, market capitalization or future cash flows, slower growth rates in our industry, termination of contracts assumed in connection with a merger or acquisition and obsolescence of acquired technology. In particular, the severity of the current worldwide economic downturn and the potential impact of this downturn on our business and our stock price could require us to record a significant charge to earnings in our financial statements due to impairment of our goodwill or amortizable intangible assets. If that happens, then our results of operations will be negatively impacted for the period in which such determination was made.

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

Software development is an inherently complex process that frequently results in products that contain errors as well as defective features and functions. Moreover, our technology is integrated into other products and services deployed by our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause the systems of our network operator customers to fail for a period of time or to be impaired in certain respects. Any such failure could subject us to damage claims and claims for indemnification by our customers and result in severe customer relations problems and harm to our reputation.

While our agreements with customers typically contain provisions designed to limit or exclude our exposure to potential liability claims in those circumstances, those provisions may not be effective, in all respects, under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages upon adjudication or settlement of any of these types of claims.

The interests of our majority owner may differ from yours and may result in OpenTV acting in a manner inconsistent with your general interests.

Kudelski SA beneficially owned Class A and Class B ordinary shares representing approximately 32.3% of the economic interest and 77.2% of the voting interest of our ordinary shares outstanding as of December 31, 2008. As a result of its ownership of our ordinary shares, Kudelski has sufficient voting power, without the vote of any other shareholder, to determine the outcome of any action presented to a vote of our shareholders, including amendments of our amended and restated memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Kudelski, which owns or controls a variety of companies and technologies relating to digital television, may diverge from your interests, and Kudelski may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the non-affiliated holders of our Class A ordinary shares.

Because we are controlled by Kudelski, we are exempt from certain listing requirements of The NASDAQ Global Market relating to corporate governance matters.

Over the past several years, the Financial Industry Regulatory Authority (FINRA) has adopted certain listing requirements for The NASDAQ Global Market designed to enhance corporate governance standards of the companies who are listed thereon. As a result of Kudelski’s beneficial ownership of our Class A and Class B ordinary shares, we are not subject to some of these requirements, including the requirement that a majority of our board of directors be “independent” under the guidelines established by FINRA and certain requirements regarding the determination of our Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

Unanticipated fluctuations in our quarterly operating results could affect our share price.

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

Our Class A ordinary shares are currently listed on The NASDAQ Global Market. NASDAQ has requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, though NASDAQ has temporarily suspended this requirement until April 20, 2009. Our closing bid price on December 31, 2008 was $1.23 per share. Although we currently meet all of the minimum continued listing requirements for The NASDAQ Global Market, should our share price decline, our ordinary shares could be subject to potential delisting from The NASDAQ Global Market.

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

Certain provisions of our amended and restated memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. For example, our amended and restated our memorandum of association allows us to issue additional super voting Class B ordinary shares. In addition, the amended and restated memorandum of association does not require that each Class B ordinary share to automatically convert into a Class A ordinary share under certain circumstances, including upon the transfer of any Class B ordinary shares to a person who was not a shareholder, or an affiliate of a shareholder, prior to our initial public offering. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, all of which were beneficially owned by Kudelski as of December 31, 2008, as well as other provisions of our amended and restated memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us.

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

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. We filed a written statement of position with OSHA denying all of Mr. Guggenheim’s allegations. OSHA has indicated it will conduct some limited interviews, but to date no substantive administrative proceedings have occurred. We intend to defend ourselves vigorously in any administrative proceedings and in any subsequent legal proceedings that may be filed by Mr. Guggenheim. We have established a reserve for the severance and other benefits we believe are due to Mr. Guggenheim under the terms of his employment agreement. That reserve is an estimate only and actual costs may be materially different.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed.

In February 2009, the parties reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Market Information

Our Class A ordinary shares trade on The NASDAQ Global Market under the symbol “OPTV.” Our Class B ordinary shares are not publicly traded.

The following table lists the high and low sales prices for our Class A ordinary shares on The NASDAQ Global Market for the periods indicated.

	The NASDAQ Global Market
	Low	High
2007
First Quarter	$2.29	$2.85
Second Quarter	2.00	2.65
Third Quarter	1.19	2.25
Fourth Quarter	0.93	1.68
2008
First Quarter	$0.99	$1.49
Second Quarter	1.07	1.65
Third Quarter	1.10	2.11
Fourth Quarter	0.87	1.44

Holders

As of February 27, 2009, there were approximately 728 holders of record of our Class A ordinary shares and one holder of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our shareholders. The holder of our Class B ordinary shares is an affiliate of Kudelski SA.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2008	481,382	$1.06	—	—
December 2008	874,242	$1.17	—	—

Total	1,355,624	$1.13	—	—

(1)	In order to offset the dilutive effect of potential future equity issuances to our employees, our board of directors authorized a limited repurchase of Class A ordinary shares in open market transactions on The NASDAQ Global Market. We completed the repurchase of an aggregate of 1,355,624 Class A ordinary shares in November and December 2008 in accordance with the authority granted by our board. These repurchases were not made pursuant to a publicly announced plan or program.

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

The graph below compares the cumulative total shareholder return on our Class A ordinary shares from December 31, 2003 through December 31, 2008, with the cumulative total return of The NASDAQ Composite Index and The NASDAQ Computer & Data Processing Index over the same period. These returns assume the investment of $100 in our Class A ordinary shares and in each of the other indices on December 31, 2003 and reinvestment of any dividends (of which we paid none during that period).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our ordinary shares.

	12/03	12/04	12/05	12/06	12/07	12/08
OpenTV Corp.	100.00	114.97	67.07	69.46	39.52	36.83
NASDAQ Composite (1)	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Computer & Data Processing	100.00	115.62	118.29	133.40	158.91	90.83

(1)	In prior years, we used the NASDAQ Stock Market (U.S. Index), which was discontinued in 2006. Accordingly, we now use the NASDAQ Composite Index as a replacement for the discontinued index.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Results of operations:
Revenues	$116,474	$109,977	$95,210	$78,215	$66,101
Cost of revenues	44,053	48,059	40,996	27,782	30,433

Gross profit	72,421	61,918	54,214	50,433	35,668
Operating expenses (1)	66,146	66,995	64,435	61,692	58,918

Profit (loss) from operations	$6,275	$(5,077)	$(10,221)	$(11,259)	$(23,250)

Net income (loss) from continuing operations (2)	$9,613	$(306)	$(9,657)	$(6,869)	$(20,665)
Net loss from discontinued operations (3)	—	(4,855)	(1,161)	(1,604)	(1,297)

Net income (loss) from continuing operations (2)	$9,613	$(5,161)	$(10,818)	$(8,473)	$(21,962)

Net income (loss) per share from continuing operations, basic and diluted (2)	$0.07	$—	$(0.07)	$(0.06)	$(0.17)
Net loss per share from discontinued operations, basic and diluted (3)	—	(0.04)	(0.01)	(0.01)	(0.01)

Net income (loss) per share, basic and diluted	$0.07	$(0.04)	$(0.08)	$(0.07)	$(0.18)

(1)	2008 included $575 for restructuring and impairment costs, $767 for impairment of intangible assets and $2,516 for share-based compensation;
2007 included $267 for restructuring and impairment cost, and $3,267 for share-based compensation;
2006 included $1,021 for restructuring and impairment cost, $747 for impairment of goodwill and $3,274 for share-based compensation;
2005 included $2,545 for restructuring and impairment costs;
2004 included $(4,600) for NASCAR amendment and $893 for restructuring and impairment costs.

(2)	2008 included a gain of $220 for the sale of a cost investment;
2007 included a gain of $1,739 for the sale of a cost investment.

(3)	2007 included $66 of restructuring and impairment costs and $3,626 for impairment of goodwill of discontinued operations;
2006 included $303 for restructuring and impairment costs.

	As of December 31,
	2008	2007	2006	2005	2004
		(In thousands)
Financial position:
Cash, cash equivalents and marketable securities	$102,833	$81,814	$64,918	$63,510	$62,509
Working capital of continuing operations	$97,301	$65,201	$48,427	$37,058	$19,282
Total assets of discontinued operations	$—	$—	$6,673	$8,480	$8,914
Total assets	$248,950	$220,055	$220,764	$202,065	$192,411
Total shareholders’ equity	$192,864	$170,479	$167,831	$152,512	$145,175

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our financial condition and results of operations for the year ended December 31, 2008. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto. Segment information appearing below in this discussion and analysis, and in Note 21 of our Consolidated Financial Statements, is presented in accordance with Financial Accounting Standards (SFAS) No.131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).

Overview of Our Business

We are one of the world’s leading providers of advanced digital television solutions dedicated to creating and delivering compelling viewing experiences to consumers of digital content worldwide. Our software enables cable, satellite, telecommunications and digital terrestrial operators, which we refer to as network operators, to offer enhanced television experiences to their viewers.

The majority of our revenue typically comes from one-time royalty fees paid by network operators or manufacturers of set-top boxes once a set-top box, which incorporates our software, has been shipped to or activated by the network operator. We also derive revenue from the licensing of related software and interactive content and applications associated with the delivery of digital and interactive television, as well as from licensing products that enable advanced advertising solutions. In addition, we receive professional services fees from consulting, systems integration and training engagements, fees for the maintenance and support of our products and fees from revenue sharing arrangements related to the use of our interactive content and applications.

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

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing approximately 32.3% of the economic interest and approximately 77.2% of the voting interest in our company, based on the number of our ordinary shares outstanding as of December 31, 2008.

Recent Events

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal.

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

We believe the following critical accounting policies and estimates have the greatest potential impact on our Consolidated Financial Statements: revenue recognition, valuation allowances (specifically the allowance for doubtful accounts and deferred tax assets), impairment of goodwill and long-lived assets, restructuring costs, share-based compensation and fair value measurement. All of these accounting policies and estimates, together with their underlying assumptions, and their impact on our financial statements, have been discussed with the audit committee of our board of directors.

Revenue Recognition

We recognize revenue in accordance with GAAP as has been prescribed for the software industry, the principal policies of which are reflected in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of SOP 97-2 requires judgment about a number of matters, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value of the elements of the arrangement exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer and recognize in later periods. In some cases, we may be required to record the costs incurred in connection with our performance of a software licensing arrangement before we are able to recognize the revenue generated by such arrangement, even if we have invoiced the customer or received payment from the customer. In other cases, we may be required to record costs incurred in connection with our performance of a software licensing arrangement in the same manner as we would for cost of inventory, in which case we would charge those costs to operations over time as the related revenue is recognized. In order to determine current and deferred revenue, we make judgments and estimates with regard to products and services that constitute future deliverables and the appropriate valuation for those products and services. Our judgments and estimates regarding future deliverables could differ from actual events. Because the terms of our licensing arrangements may differ by customer, including subscription-based or one-time royalty payment arrangements, we may apply different revenue recognition policies to different customer contracts depending upon those particular terms.

For fixed bid contracts under the percentage of completion method, the extent of progress towards completion is measured based on actual costs incurred to total estimated costs. The actual results could differ from the percentage estimates by the time a project is complete.

In addition, the recognition of revenues is impacted by our assessment of the probability of collection of the resulting accounts receivable, which is based on, among other things, the commercial and financial condition of the relevant customer, payment history and general economic conditions. As a result, depending upon the particular facts and circumstances surrounding the particular accounts receivable, the timing or amount of revenue recognized may differ depending upon our assessment of the probability of collection at the time the associated transaction is recorded in revenue.

Valuation Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We also record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of our valuation allowance. Currently, we maintain a partial valuation allowance on deferred tax assets. Adjustments may be required in the future if our estimate of the realizable amount of deferred tax assets changes.

Impairment of Goodwill and Long-lived Assets

Our long-lived assets include goodwill, property and equipment, other assets and other intangible assets, which are reviewed for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is reviewed for impairment at least annually. In estimating the fair value of our reporting units and assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. The most significant assumption impacting estimated future cash flows is revenue. Estimates of future cash flows are highly subjective judgments that can be significantly impacted by changes in global and local business and economic conditions, operating costs, competition and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record additional impairment charges.

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

Share-Based Compensation

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based compensation awards on the date of grant using an option pricing model is affected by our share price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected share price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. While we believe that our assumptions are reasonable, actual experience may differ materially from our assumptions. If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and binomial lattice models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based awards in the future. Certain share-based awards, such as employee stock options, may expire without any value having been realized by the employee, notwithstanding the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no widely accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) and SAB No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-based Payment Arrangement for Public Companies,” (SAB 107) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may materially affect the fair value estimates of future share-based awards, which may result in a lack of consistency with prior periods. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 14 of our Consolidated Financial Statements contained in Part IV of this Annual Report on Form 10-K for further information regarding the impact of SFAS 123(R) on our financial statements.

Fair Value Measurement

The reported amounts of our financial instruments, including cash and cash equivalents, short-term marketable debt securities, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years that began after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years that began after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments or other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP FAS 157-3 is effective immediately and did not have an impact on our financial statements upon adoption.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based compensation awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect FSP EITF 03-6-1 to have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)) and other related rules under GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We continue to evaluate the impact of the adoption of FSP FAS 142-3 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We do not expect SFAS 160 to have a material impact on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

Management’s Assessment of Internal Control Over Financial Reporting and Disclosure Controls

In connection with the preparation of our year-end financial statements, we have prepared a report, as required by the Sarbanes-Oxley Act of 2002, which evaluates our internal control over financial reporting as of December 31, 2008. That complete report, as well as our conclusions regarding the effectiveness of our disclosure controls and our remediation efforts, if any, are included under Item 9A of this Annual Report on Form 10-K, which investors should read in its entirety.

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

As more fully described in Item 9A of this Annual Report on Form 10-K, based on our assessment, we have concluded that our internal control over financial reporting and our system of disclosure controls were effective as of December 31, 2008 and 2007, respectively.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Revenues

We have entered into commercial arrangements involving both product licenses and service elements that are bundled together. Under GAAP, revenues from such bundled offerings have been allocated to the “Royalties and licenses” and “Services and other” revenue line items based on the relative fair values of the product and service elements in each of the contracts. Our determination of the relative fair values of these elements is based on the relative amounts of the fees we charge our customers for the product licenses and service elements, as set forth in each of the applicable contracts.

Revenues for the year ended December 31, 2008 were $116.5 million, an increase of $6.5 million, or 6%, from $110.0 million in 2007. Revenues for the year ended December 31, 2007 were $110.0 million, an increase of $14.8 million, or 16%, from $95.2 million in 2006.

Revenues by line item were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Royalties and licenses	$77.1	$73.7	$65.9	$3.4	5%	$7.8	12%
Services and other	39.4	36.3	29.3	3.1	9%	7.0	24%

Total revenues	$116.5	$110.0	$95.2	$6.5	6%	$14.8	16%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We also license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who pay the applicable license and royalty fees directly to us on behalf of the network operator or set-top box manufacturer. We have also entered into license agreements with network operators who pay us under a subscription-based model pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed commercially by the network operator for so long as that box remains in use by the network operator. We expect to continue offering this licensing model in the future and expect to derive a greater percentage of our revenues from subscriber-based fees.

The aggregate amount of royalties we receive from our customers during a quarterly period is influenced by a number of factors. In the case of our set-top box software, these include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, and sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of our licensed middleware products based on the volume of the customer’s previous deployments of the particular licensed products, and we expect to continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed with our software. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year, though many factors, such as the general economic climate and the specific financial condition of our customers, can influence the actual level of set-top box deployments at any given time. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year, though our revenues in 2009 and beyond may be negatively impacted if our customers reduce deployments of our products due to the recent deterioration in worldwide economic conditions.

We also derive fees from the licensing of other software products, such as OpenTV Streamer, our campaign management solution known as EclipsePlus, and OpenTV Participate. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Europe, Middle East and Africa	$39.1	$42.4	$32.3	$(3.3)	(8)%	$10.1	31%
Americas	18.3	18.3	23.3	—	— %	(5.0)	(21)%
Asia Pacific	19.7	13.0	10.3	6.7	52%	2.7	26%

Total royalties and licenses revenues	$77.1	$73.7	$65.9	$3.4	5%	$7.8	12%

As percentage of total revenues	66%	67%	69%

2008 versus 2007. Royalties and licenses revenues in 2008 increased $3.4 million, or 5%, to $77.1 million.

•	Europe, Middle East and Africa accounted for $39.1 million in royalties and licenses revenue in 2008, a decrease of $3.3 million, or 8%, as compared to 2007.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $17.9 million, or 23%, of our total worldwide royalties and licenses revenues for 2008. BSkyB royalties and licenses revenues increased by $0.7 million compared to 2007, primarily as a result of increased deployments by BSkyB of our PVR software. We typically generate higher royalty rates from set-top boxes that include our PVR software, and we generally expect the number of PVR shipments to increase over time as network operators around the world seek to deploy more PVR functionality. Royalties and licenses revenues from UPC Broadband Holdings, or UGC, decreased $7.4 million in 2008 as compared to 2007. During the fourth quarter of 2007, we amended some of the commercial and other terms of our license agreement with UGC and, in addition, delivered the final remaining licensed products, which allowed us to recognize $6.0 million of revenue from deferred revenue that has been deferred since 2004. In addition, during 2008 UGC maintained an inventory of set-top boxes containing our software, which negatively impacted new shipments to this customer for which we would receive royalties. We expect the impact of inventory levels at UGC on our royalties and licenses revenues to diminish beginning in 2009. Royalties and licenses revenues from Sky Italia increased $1.9 million as compared to 2007, primarily due to an increase in set-top box deployments by this customer. Royalties and licenses revenues from Multichoice Africa increased $1.8 million as compared to 2007, primarily due to a recent upgrade by this customer to our latest OpenTV Core2 middleware product and increased deployments of set-top boxes containing this product. The remaining decrease in royalties and licenses revenues of $0.3 million resulted from lower volumes of deployments of our products by other customers.

•	The Americas region accounted for $18.3 million in royalties and licenses revenue in 2008, consistent with 2007.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $4.4 million, or 6%, of our total worldwide royalties and licenses revenues for 2008. Royalties and licenses revenues from EchoStar declined $3.4 million as compared to 2007, primarily due to reduced deployments by DISH Network of set-top boxes containing our software, as well as the receipt of a late royalty report from EchoStar during the first quarter of 2009 for set-top boxes that were shipped during 2008. Royalties and licenses revenues from Bell TV (formerly Bell ExpressVu) in Canada decreased $0.5 million as compared to 2007. This decrease was primarily due to an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell TV over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET in Brazil of $2.1 million, as compared to 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $1.1 million in license fees resulting from increased deployments by our customers of our advertising campaign management product. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.7 million compared to 2007 due to higher volumes of deployments of our products.

•	The Asia Pacific region accounted for $19.7 million in royalties and licenses revenues in 2008, an increase of $6.7 million, or 52%, as compared to 2007.

Royalties and licenses revenues from Reliance in India, which we started to receive in 2008 through our license and distribution agreement with Nagravision, totaled $6.1 million in 2008 and was comprised of royalty payments and a one-time license fee for our enterprise software. Royalties and licenses revenues from Austar in Australia increased $1.6 million in 2008 as compared to 2007, primarily due to the receipt of a late royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from JCOM in Japan decreased $0.8 million compared to 2007 due to a royalty prepayment in 2007 for deployments of our video-on-demand product. Royalties and licenses revenues from other customers accounted for a net decrease of $0.2 million due to lower volumes of deployments of our products.

2007 versus 2006. Royalties and licenses revenues for 2007 increased $7.8 million, or 12%, to $73.7 million.

•	Europe, Middle East and Africa accounted for $42.4 million in royalties and licenses revenue in 2007, an increase of $10.1 million, or 31%, compared to 2006.

During the fourth quarter of 2007, we delivered the final remaining licensed products to UGC and amended some of the commercial and other terms of our license agreement with this customer, which resulted in the recognition of $9.9 million in royalties and licenses revenue from UGC, including $6.0 million of previously deferred revenue. UGC revenues accounted for 13% of our total worldwide royalties and licenses revenues in 2007. BSkyB directly and indirectly, primarily through three of our customers who sell set-top boxes to BSkyB, accounted for $17.2 million, or 23%, of our total worldwide royalties and licenses revenues in 2007. BSkyB royalties and licenses revenues increased by $3.6 million compared to 2006, primarily as a result of increased shipments of our software, particularly our PVR software, to this customer. These increases were partially offset by a decrease in royalties and licenses revenues from other customers of $3.4 million, resulting from lower volumes of deployments by such customers.

•	The Americas region accounted for $18.3 million in royalties and licenses revenues in 2007, a decrease of $5.0 million, or 21%, compared to 2006.

EchoStar, including DISH Network and EchoStar Technologies Corporation, accounted for $7.7 million, or 10%, of our total worldwide royalties and licenses revenues in 2007. EchoStar royalties and licenses revenues declined $4.2 million as compared to 2006 due to reduced set-top box shipments and a reduction in amortization of deferred royalties as compared to 2006. Our 2006 revenues had included the amortization of historic royalty payments we had received from EchoStar, which were being amortized over the original seven-year term of the middleware license agreement. The middleware license agreement is currently renewable on an annual basis, and we now amortize revenues from EchoStar over the applicable one-year renewal term. Royalties and licenses revenues from Bell TV in Canada declined $2.8 million as compared to 2006, primarily as a result of an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET in Brazil of $1.8 million, as compared to 2006, reflecting increased deployments of our middleware products as well as an increase of $0.7 million from increased deployment of our advertising campaign management solution in the United States. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.5 million compared to 2006 due to lower volumes of deployments of our products.

•	The Asia Pacific region accounted for $13.0 million in royalties and licenses revenues in 2007, an increase of $2.7 million, or 26%, compared to 2006.

Royalties and licenses revenues from JCOM increased $1.3 million due to additional deployments of our video-on-demand products by JCOM beginning in the second quarter of 2007. Sales of our OpenTV Integrated Browser product increased $1.6 million in 2007, as compared to 2006, reflecting increased device sales by our customers. Increased royalty revenues from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006, accounted for an increase of $1.5 million in 2007. These increases were partially offset by the one-time recognition of $1.2 million in license revenues from PartiTV during 2006 pursuant to a contract that was terminated in the third quarter of 2006. Royalties and licenses revenues from other customers accounted for a net decrease of $0.5 million due to fewer deployments of our products.

Services and other

Services and other revenues are primarily generated from professional services, maintenance and support, training, service usage fees, revenue sharing arrangements, and programming fees. Professional services revenues are generally derived from deployment and integration consulting engagements for network operators, set-top box manufacturers, and systems integrators. Service usage fees and revenue sharing arrangements were historically derived from our PlayMonteCarlo gaming channel, which was sold in the fourth quarter of 2006, and from revenue sharing arrangements for our advertising and other interactive services. We also derived programming fees in 2006 from our NASCAR service agreement, which was not renewed for the 2007 season, and from other programmers.

Maintenance and support and training revenues are generally realized as services are provided to network operators and set-top box manufacturers. A set-top box manufacturer’s decision to purchase maintenance and support from us depends largely on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts, which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator.

Services and other revenues were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Total services and other revenues	$39.4	$36.3	$29.3	$3.1	9%	$7.0	24%
As percentage of total revenues	34%	33%	31%

2008 versus 2007. Services and other revenues for 2008 increased $3.1 million, or 9%, to $39.4 million.

Services and other revenues from Multichoice Africa, Numericable, Reliance and SKY Perfect increased by $3.8 million, $1.8 million, $0.8 million and $0.6 million, respectively, primarily due to an increase in professional services engagements with those customers during 2008. Maintenance and support revenues increased by $4.3 million as compared to 2007, which included an increase of $2.2 million as a result of increased deployments in the United States of our advertising campaign management product. The increases were offset by a decrease of $7.6 million from UGC due to a decrease in professional services engagements with this customer during 2008 and a decrease of $0.6 million from other customers.

2007 versus 2006. Services and other revenues for 2007 increased $7.0 million, or 24%, to $36.3 million.

Services and other revenues from UGC increased $7.9 million in 2007, of which $4.8 million represented amounts deferred since 2004 and recognized as a result of the contract amendment entered into between the parties and final delivery of all remaining licensed products during the fourth quarter of 2007. The remainder of the increase was generated from discrete professional service projects in 2007 and maintenance and support contracts. Professional services and maintenance and support revenues from JCOM increased $3.0 million from 2006 resulting from a new project that began during 2007. Professional services and maintenance and support revenues from FOXTEL increased $1.1 million from 2006 as a result of increased professional services projects and a full year of maintenance and support revenues recognized in 2007. Maintenance and support revenues relating to our advertising campaign management product increased $0.5 million as compared to 2006 due to increased deployments of that product. These increases were offset by a decrease of $1.1 million from other customers due to the completion of some significant development and integration service engagements in 2006, a decrease of $1.9 million in NASCAR service revenue as our service agreement was not renewed for the 2007 season, and a decrease of $2.5 million in PlayMonteCarlo revenue resulting from the sale of our PlayMonteCarlo betting and gaming channel in the fourth quarter of 2006.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of materials and shipping costs, cost of revenue share payments, amortization of developed technology and patents, and patent-related legal costs. Cost of royalties and licenses was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Cost of royalties and licenses	$5.0	$5.1	$7.8	$(0.1)	(2)%	$(2.7)	(35)%
As percentage of total revenues	4%	5%	8%

2008 versus 2007. Cost of royalties and licenses for 2008 decreased $0.1 million, or 2%, to $5.0 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% in 2008 compared to 5% in 2007. The decreases were primarily due to a decrease of $1.7 million in the amortization of developed technologies and patents reflecting the full amortization of some of our developed technologies and patents, and a $0.6 million decrease in revenue share payments made by us. These decreases were partially offset by a $0.7 million increase in patent-related legal costs. In addition, patent-related legal costs in 2007 were favorably impacted by a litigation settlement during the fourth quarter of 2007 that resulted in a $1.5 million payment to us.

2007 versus 2006. Cost of royalties and licenses for 2007 decreased $2.7 million, or 35%, to $5.1 million. As a percentage of revenues, cost of royalties and licenses decreased to 5% in 2007 compared to 8% in 2006. The decreases were primarily due to the impact on our patent-related legal costs of a $1.5 million favorable litigation settlement received in the fourth quarter of 2007 and a $0.6 million decrease in the amortization of developed technologies and patents reflecting the full amortization of some of our developed technologies and patents.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, depreciation and network infrastructure and bandwidth costs of our PlayMonteCarlo gaming business, which was sold in the fourth quarter of 2006. Cost of services and other was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Cost of services and other	$39.1	$42.9	$33.2	$(3.8)	(9)%	$9.7	29%
As percentage of total revenues	34%	39%	35%

2008 versus 2007. Cost of services and other for 2008 decreased $3.8 million, or 9%, to $39.1 million. As a percentage of revenues, cost of services and other decreased to 34% in 2008 as compared to 39% in 2007. The decreased expenses were primarily due to a decrease of $6.3 million in consulting and subcontractor costs, which was partially offset by an increase of $1.8 million in personnel and personnel-related support costs, reflecting the effect of management’s efforts to reduce overall costs for outside consultants and subcontractors. The increased personnel and personnel-related support costs included the impact of foreign currency translation on our costs that are denominated in foreign currencies, which was due to the weakening of the United States dollar during a significant portion of 2008. The decrease was further offset by a $0.6 million reserve that we recorded in the fourth quarter of 2008 in connection with a contract dispute with a customer.

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

Research and development expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Research and development	$34.4	$32.7	$30.7	$1.7	5%	$2.0	7%
As percentage of total revenues	30%	30%	32%

2008 versus 2007. Research and development expenses for 2008 increased $1.7 million, or 5%, to $34.4 million. As a percentage of revenues, research and development expenses remained consistent with 2007 at 30%. The increased expenses were primarily due to an increase of $1.9 million in personnel and personnel-related support costs, which included the impact of foreign currency translation on our costs denominated in foreign currencies due to the overall weakening of the United States dollar during a significant portion of 2008. The increase was partially offset by a decrease of $0.2 million in other non-personnel costs.

2007 versus 2006. Research and development expenses for 2007 increased $2.0 million, or 7%, to $32.7 million. As a percentage of revenues, research and development expenses decreased to 30% in 2007 as compared to 32% in 2006. The increased expenses were primarily due to an increase of $1.4 million in personnel and personnel-related support costs associated with increased staffing, and an increase of $0.6 million in other non-personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Sales and marketing	$9.4	$10.8	$11.9	$(1.4)	(13)%	$(1.1)	(9)%
As percentage of total revenues	8%	10%	13%

2008 versus 2007. Sales and marketing expenses in 2008 decreased $1.4 million, or 13%, to $9.4 million. As a percentage of revenues, sales and marketing expenses decreased to 8% in 2008 as compared to 10% in 2007. The decrease resulted from a decrease of $0.8 million in personnel and personnel-related support costs, a decrease of $0.3 million in marketing program costs, a decrease of $0.1 million in consulting and subcontractor costs, and a decrease of $0.2 million in other costs.

2007 versus 2006. Sales and marketing expenses in 2007 decreased $1.1 million, or 9%, to $10.8 million. As a percentage of revenues, sales and marketing expenses decreased to 10% in 2007 as compared to 13% in 2006. The decrease was primarily due to a decrease of $0.4 million in personnel and personnel-related support costs and a decrease of $0.7 million in marketing program costs.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
General and administrative	$20.3	$21.6	$18.0	$(1.3)	(6)%	$3.6	20%
As percentage of total revenues	17%	20%	19%

2008 versus 2007. General and administrative expenses for 2008 decreased $1.3 million, or 6%, to $20.3 million. As a percentage of revenues, general and administrative expenses decreased to 17% in 2008 as compared to 20% in 2007. The decrease was primarily due to a decrease of $1.5 million in personnel and personnel-related support costs. 2007 was impacted by one-time severance and other costs of $2.0 million that were recorded in connection with the departure of some of our former senior executive officers. The decrease in

2008 also reflected a decrease of $0.2 million in provisions for doubtful accounts. The decreases were partially offset by an increase of $0.4 million in consulting and subcontractor costs and fees for professional services.

2007 versus 2006. General and administrative expenses for 2007 increased $3.6 million, or 20%, to $21.6 million. As a percentage of revenues, general and administrative expenses increased to 20% in 2007 as compared to 19% in 2006. The increase was primarily due to an increase of $2.4 million in personnel and personnel-related support costs, which included severance and other costs of $2.0 million recorded in connection with the departure of some of our former senior executive officers. 2007 was also impacted by an increase of $0.6 million in provisions for doubtful accounts and an increase of $0.5 million related to administrative fees.

Restructuring and Impairment Costs

Restructuring and impairment costs were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Restructuring and impairment costs	$0.6	$0.3	$1.0	$0.3	100%	$(0.7)	(70)%
As percentage of total revenues	1%	—%	1%

During the last three years, we have undertaken several initiatives to reduce operating expenses around the world. As a result of these actions, 31 employees were included in workforce reduction plans in 2008, eight employees in 2007, and five employees in 2006. We recorded restructuring charges of $0.6 million in 2008, which reflected a second quarter workforce reduction in the United States, Singapore and Israel. In 2007, we recorded restructuring charges of $0.3 million, which reflected a fourth quarter workforce reduction in the United States and the United Kingdom. In 2006, we recorded restructuring charges of $1.0 million, which included a fourth quarter restructuring provision of $0.1 million related to the workforce reduction of our PlayMonteCarlo operations in the United Kingdom and $0.9 million related to a plan to terminate three senior executives in our United States corporate headquarters.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful life of three to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Amortization of intangible assets	$0.7	$1.6	$2.1	$(0.9)	(56)%	$(0.5)	(24)%
As percentage of total revenues	1%	1%	2%

2008 versus 2007. Amortization of intangible assets for 2008 decreased $0.9 million, or 56%, to $0.7 million. The decrease resulted from the expiration of the amortization period during the third quarter of 2007 for some intangible assets relating to Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

2007 versus 2006. Amortization of intangible assets for 2007 decreased $0.5 million, or 24%, to $1.6 million. The decrease resulted from the expiration of the amortization period during the third quarter of 2007 for some intangible assets relating to Wink Communications, Inc.

Impairment of goodwill

Impairment of goodwill was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Impairment of goodwill	$—	$—	$0.8	$—	— %	$(0.8)	100%
As percentage of total revenues	—%	—%	1%

During the fourth quarter of 2006, we were informed by iN DEMAND that NASCAR would not be renewing their distribution arrangement with them, and that as a result, iN DEMAND would not be renewing our production agreement. As a result, we recorded an impairment charge of $0.8 million in our advertising solutions segment representing the entire goodwill balance for this reporting unit.

Impairment of Intangible Assets

Impairment of intangible assets was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Impairment of intangible assets	$0.8	$—	$—	$0.8	100%	$—	— %
As percentage of total revenues	1%	—%	—%

During the fourth quarter of 2008, we determined that an impairment had occurred with respect to the value of one of the customer contracts we assumed as part of our acquisition of CAM Systems in September 2005. The customer did not renew its contract with us upon expiration of the contract in December 2008, and we recorded an $0.8 million impairment charge for the unamortized balance of such intangible assets.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Interest income	$2.2	$3.2	$3.0	$(1.0)	(31)%	$0.2	7%

2008 versus 2007. Interest income for 2008 decreased $1.0 million, or 31%, to $2.2 million. Interest income for 2008 included $0.4 million related to the capital contribution made to us by Liberty Media Corporation (Liberty Media) in connection with its sale of shares to Kudelski SA in January 2007. Interest income decreased in 2008 due to the lower effective yield on our investment portfolio, which was partially offset by an overall increase in the size of our portfolio.

2007 versus 2006. Interest income for 2007 increased $0.2 million, or 7%, to $3.2 million, primarily due to the increase in our investment portfolio and cash position, which was partially offset by decreasing effective interest rates.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income, and other unusual items. The net of other income and expense items was as follows (in millions):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Other income	$1.6	$2.8	$0.4	$(1.2)	(43)%	$2.4	600%

For 2008, net other income included approximately $1.2 million, which represented contingent consideration received in connection with the sale of our PlayMonteCarlo gaming business in the fourth quarter of 2006, and approximately $0.2 million received as a result of the sale of a cost investment in the fourth quarter of 2007. Net other income in 2008 benefited by approximately $0.2 million from the overall weakening of the United States dollar relative to the foreign currencies in which a portion of our cash balance was denominated.

For 2007, net other income primarily reflected a gain from the sale of a cost investment.

Minority Interest

In November 2000, we established Spyglass Integration, Inc., a joint venture with Motorola. We recorded a gain with respect to Motorola’s share of losses in this venture. Minority interest was as follows (in millions):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Minority interest	$—	$—	$0.1	$—	— %	$(0.1)	(100)%

Minority interest recorded during 2008 and 2007 was nominal.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). As a result of the implementation of FIN 48, we recognized an increase of approximately $2.6 million in liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. No material adjustment to the balance of retained earnings as of January 1, 2007 was required. As of December 31, 2008, unrecognized tax benefits approximated $1.4 million, $1.3 million of which would affect the effective tax rate if recognized.

We estimate that we had net United States federal income tax loss carryforwards of approximately $184.7 million at the end of 2008, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal income tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions, and we have foreign taxes withheld from certain royalty payments.

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposures. Incomes taxes were as follows (in millions):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Income tax expense	$0.5	$1.2	$2.9	$(0.7)	(58)%	(1.7)	(59)%

Our income tax expense was $0.5 million for 2008, primarily attributable to income taxes in foreign jurisdictions in which we generate revenue and a release of tax reserves following the expiration of the applicable statute of limitations.

Our income tax expense was $1.2 million for 2007, primarily attributable to foreign and state taxes and offset by decreases to reserves for identified potential foreign tax exposures.

Our income tax expense was $2.9 million for 2006, primarily attributable to state taxes and increases to reserves for identified potential foreign tax exposures. This amount was net of a tax refund of $0.5 million obtained in Australia in 2006 and tax benefits of $0.7 million in 2006 attributable to a Swiss ruling on our intercompany cost-sharing arrangements.

Discontinued Operations

In December 2007, we sold Static 2358 Holdings Ltd., which operated our PlayJam games business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the business unit has been reclassified as a discontinued operation.

As a result of reassessment of the carrying value of the long-lived assets of the discontinued operations in accordance with SFAS 144 and SFAS 142, during 2007 we recorded an impairment charge to goodwill of $3.6 million, an impairment charge to property and equipment of $0.2 million, and a $1.4 million loss on the sale of the subsidiary. See Note 6 (Discontinued Operations) to the Consolidated Financial Statement for further information.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131, and accordingly, we have restated the segment information for the prior periods presented in our financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass and Integrated Browser, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV EclipsePlus, Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and our PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Royalties and licenses	$71.1	$68.7	$60.7	$2.4	3%	$8.0	13%
Services and other	32.1	29.0	18.2	3.1	11%	10.8	59%

Total middleware solutions	$103.2	$97.7	$78.9	$5.5	6%	$18.8	24%

As percentage of total revenues	89%	89%	83%

Contribution margin—middleware solutions	$40.8	$32.1	$27.7	$8.7	27%	$4.4	16%

2008 versus 2007. Total revenues from the middleware solutions segment in 2008 increased $5.5 million, or 6%, to $103.2 million.

Royalties and licenses revenues from the middleware solutions segment increased $2.4 million, or 3%, to $71.1 million in 2008 and accounts for the majority of our overall revenues. Royalties and licenses revenues from set-top box shipments and other product sales accounted for 69% and 70% of segment revenues for the years ended December 31, 2008 and 2007, respectively. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $17.9 million, or 23%, of our total worldwide royalties and licenses revenues for 2008. BSkyB royalties and licenses revenues increased by $0.7 million compared to 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our PVR software. Royalties and licenses revenues from Reliance in India, which we started to receive in 2008 through our license and distribution agreement with Nagravision, totaled $6.1 million in 2008 and was comprised of royalty payments and a one-time license fee for our enterprise software. Royalties and licenses revenues from NET in Brazil increased by $2.1 million as compared to 2007, which reflected increased deployments of middleware-related products by this customer. Royalties and licenses revenues from Multichoice Africa increased by $1.8 million as compared to 2007, primarily due to a recent upgrade by this customer to our latest OpenTV Core2 middleware product and increased deployments of set-top boxes containing this product. Royalties and licenses revenues increases were partially offset by lower royalties and licenses revenues of $7.4 million from

UGC. During the fourth quarter of 2007, we amended some of the commercial and other terms of our license agreement with UGC and, in addition, delivered the final remaining licensed products, which allowed us to recognize $6.0 million of revenue that had been deferred since 2004. In addition, during 2008, UGC maintained an inventory of set-top-boxes containing our software, which negatively impacted new shipments to this customer for which we would receive royalties. We expect the impact of inventory levels at UGC on our royalties and licenses revenues to diminish beginning in 2009. Royalties and licenses revenues from EchoStar, including DISH Network and EchoStar Technologies LLC, decreased $3.4 million as compared to 2007. The decrease was primarily due to reduced deployments by DISH Network of set-top boxes containing our software, as well as the receipt of a late royalty report from EchoStar during the first quarter of 2009 for set-top boxes that were shipped during 2008. Royalties and licenses revenues from JCOM in Japan decreased $0.8 million compared to 2007 as the prior year period included a royalty prepayment for deployments of our video-on-demand product. Royalties and licenses revenues from Bell TV in Canada declined $0.5 million compared to 2007. This decrease was primarily due to an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell TV over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. Royalties and licenses revenues from other customers accounted for a net increase of $3.8 million compared to 2007 due to higher volumes of deployments of our product.

Services and other revenues accounted for 31% and 30% of segment revenues in 2008 and 2007, respectively. Services and other revenues from the middleware solutions segment in 2008 increased $3.1 million, or 11%, to $32.1 million. As described under “Services and other” in “Revenues” above, services and other revenues from Multichoice Africa, Numericable, Reliance and SKY Perfect increased $3.8 million, $1.8 million, $0.8 million and $0.6 million, respectively, primarily due to an increase in professional services engagements with those customers during 2008. The remaining increase of $3.7 million was generated from other discrete professional services pertaining to 2008 activities and an increase in maintenance and support revenues. The increases were partially offset by a decrease of $7.6 million from UGC primarily due to a decrease in professional services engagements with this customer during 2008.

Middleware solutions costs consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs associated with professional services engagements. Total contribution margin for the middleware solutions segment for 2008 increased $8.7 million, or 27%, to $40.8 million, resulting from increased revenues generated in this segment, and decreased consulting and subcontractor costs primarily due to management’s efforts to reduce overall costs for outside consultants and subcontractors. The decrease was partially offset by increased personnel and personnel-related support costs, which included the impact of foreign currency translation on our costs denominated in foreign currencies due to the overall weakening of the United States dollar during a significant portion of 2008.

2007 versus 2006. Total revenues from the middleware solutions segment in 2007 increased $18.8 million, or 24%, to $97.7 million.

Royalties and licenses from set-top box shipments and other product sales accounted for 70% and 77% of segment revenues for the years ended December 31, 2007 and 2006, respectively. Royalties and licenses revenues from the middleware solutions for 2007 increased $8.0 million, or 13%, to $68.7 million. As described under “Royalties and licenses” in “Revenues” above, the increases were primarily due to the recognition in the fourth quarter of 2007 of $9.9 million in royalties and licenses revenues from UGC, an increase of $1.8 million from NET in Brazil reflecting increased deployments of our products, an increase of $3.6 million in royalties and licenses revenues from BSkyB resulting primarily from increased shipments of our PVR software, an increase of $1.3 million in royalties from JCOM relating to deployments of our video-on-demand product that began during the second quarter of 2007, and an increase of $1.5 million from FOXTEL, for whom we first started recognizing revenues from middleware shipments during the second quarter of 2006. These increases were offset by a decrease of $4.2 million in revenues from EchoStar due to reduced set-top box shipments and a reduction in amortization, a decrease of $2.8 million from Bell TV due to the conversion in the first quarter of 2007 from an upfront royalty model to a recurring subscription fee per set-top box and a net decrease of $3.1 million received from other middleware customers.

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

Total contribution margin for our middleware solutions segment for 2007 increased $4.4 million, or 16%, to $32.1 million, resulting from increased revenues generated in this segment and $1.5 million from a favorable litigation settlement as mentioned in “Cost of Royalties and Licenses” above, which were partially offset by other increased costs in the segment.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Royalties and licenses	$6.0	$5.0	$5.2	$1.0	20%	$(0.2)	(4)%
Services and other	7.3	7.3	11.1	—	0%	(3.8)	(34)%

Total advertising solutions revenues	$13.3	$12.3	$16.3	$1.0	8%	$(4.0)	(25)%

As percentage of total revenues	11%	11%	17%

Contribution margin—advertising solutions	$1.0	$(0.4)	$(1.4)	$1.4	350%	$1.0	71%

2008 versus 2007. Total revenues from the advertising solutions segment in 2008 increased $1.0 million, or 8%, to $13.3 million.

Royalties and licenses from our advertising solutions products in 2008 increased $1.0 million, or 20%, to $6.0 million. As described under “Royalties and licenses” in “Revenues” above, the increase was primarily due to increased deployments of our EclipsePlus advertising campaign management product in the United States.

Services and other revenues from our advertising solutions segment in 2008 remained consistent with 2007 at $7.3 million. Maintenance and support revenues derived from our EclipsePlus software product in 2008 increased $2.2 million due to increased deployments of that product, which was offset by a decline in professional services revenue in 2008.

Total contribution margin for the advertising solutions segment improved in 2008 by $1.4 million, primarily resulting from increased revenues generated in this segment and decreased personnel and personnel-related support costs.

2007 versus 2006. Total revenues from the advertising solutions segment for 2007 decreased $4.0 million, or 25%, to $12.3 million.

Royalties and licenses revenues from the advertising solutions segment in 2007 decreased $0.2 million, or 4%, to $5.0 million. As described under “Royalties and licenses” in “Revenues” above, the decrease was primarily due to the one-time recognition of $1.2 million in licensing revenue from PartiTV in 2006 pursuant to a contract that was terminated in the third quarter of 2006, which was partially offset by an increase of $0.7 million in revenues from additional deployments of our advertising campaign management product. Royalties and license revenues from other customers in the advertising solutions segment accounted for a net increase of $0.3 million in 2007.

Services and other revenues from the advertising solutions segment in 2007 decreased $3.8 million, or 34%, to $7.3 million. As described under “Services and other” in “Revenues” above, this was primarily due to a decrease of $1.9 million in revenues from our NASCAR service as our service agreement was not renewed for the 2007 season, and a decrease of $2.5 million in PlayMonteCarlo revenue resulting from the sale of our PlayMonteCarlo betting and gaming channel in the fourth quarter of 2006. These decreases were partially offset by an increase of $0.5 million in maintenance and support revenues associated with increased deployments of our advertising campaign management product. Services and other revenues from other customers in the advertising solutions segment accounted for a net increase of $0.1 million in 2007.

Total contribution margin for the advertising solutions segment in 2007 improved by $1.0 million, or 71%, over 2006 to a loss of $0.4 million, primarily as a result of the sale in the fourth quarter of 2006 of our PlayMonteCarlo betting and gaming channel, which generated a negative contribution margin of $1.0 million in 2006.

Reconciliation of Contribution Margin to Net Loss

Total contribution margin reconciled to net loss on a GAAP basis was as follows (in millions):

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007		2007 versus 2006
Total contribution margin	$41.8	$31.7	$26.3	$10.1	32%	$5.4	21%
Unallocated corporate overhead	(24.1)	(23.4)	(21.3)
Restructuring and impairment costs	(0.6)	(0.3)	(1.0)
Depreciation and amortization	(4.2)	(3.8)	(3.1)
Amortization of intangible assets	(3.3)	(5.9)	(7.0)
Share-based and non-cash compensation	(2.5)	(3.4)	(3.4)
Interest income	2.2	3.2	3.0
Other income	1.6	2.8	0.4
Minority interest	—	—	0.1
Impairment of goodwill	—	—	(0.8)
Impairment of intangible assets	(0.8)	—	—

Profit (loss) before income taxes	10.1	0.9	(6.8)
Income tax expense	0.5	1.2	2.9

Net income (loss) from continuing operations	9.6	(0.3)	(9.7)
Net loss from discontinued operations	—	(4.9)	(1.1)

Net income (loss) from continuing operations	$9.6	$(5.2)	$(10.8)

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with SOP 97-2, SOP 81-1 and SAB 104. In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation for those deliverables.

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

As of December 31, 2008, we recorded a balance of $33.2 million in deferred revenue compared with $24.1 million as of December 31, 2007. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Year Ending December 31,	Expected Recognition of Deferred Revenue
2009	$16.1
2010	9.6
Thereafter	7.5

$33.2

In order to determine the expected recognition of deferred revenue set forth in the foregoing table, we make judgments and estimates regarding, among other things, future product and services deliverables, the appropriate valuation of those products and services and expected changes in customer requirements. These judgments and estimates could differ from actual events, particularly those that involve factors outside of our control. As a result, the actual revenue recognized from these arrangements and the timing of that recognition may differ from the amounts identified in this table. While management believes that this information is a helpful measure in evaluating the company’s performance, investors should understand that unless and until the company is actually able to recognize these amounts as revenue in accordance with GAAP, there can be no assurance that the conditions to recognizing that revenue will be satisfied.

Liquidity and Capital Resources

We expect to be able to fund our operating and capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities if our assumptions about our revenues, expenses and cash commitments are generally accurate. Because we cannot be certain that our assumptions about our business or the interactive television and advertising solutions markets in general will prove to be accurate, our funding requirements may differ from our current expectations.

Our primary source of cash from operations is royalty payments from customers. The primary uses of cash are personnel and personnel-related costs, subcontractor and consulting costs, facilities costs, and capital expenditures. In February 2008, we received $14.3 million in cash from Liberty Media after the expiration of the indemnity period specified in the stock purchase agreement between Liberty Media and Kudelski.

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	December 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$93.9	$58.6	$35.3	60%
Short-term marketable debt securities	7.7	20.4	(12.7)	(62)%
Long-term marketable debt securities	1.2	2.8	(1.6)	(57)%

Total cash portfolio	$102.8	$81.8	$21.0	26%

	Year Ended December 31,			Change
	2008	2007	2006	2008 versus 2007	2007 versus 2006
Cash provided by operating activities for continuing operations	$14.2	$16.2	$3.9	$(2.0)	$12.3
Cash provided by (used in) investing activities for continuing operations	$10.5	$(9.9)	$(3.9)	$20.4	$(6.0)
Cash provided by financing activities for continuing operations	$12.5	$4.2	$2.4	$8.3	$1.8

Cash provided by operating activities

2008 versus 2007. The decrease of $2.0 million in net cash provided by operating activities for continuing operations during 2008 compared to 2007 was primarily attributable to a decrease of $12.4 million in the changes in accounts receivable. The decrease was partially offset by an increase of $10.6 million in the changes in deferred revenues and an improvement of $8.7 million in net income (loss), net of non-cash items. Other current assets and liabilities accounted for a net decrease of $8.9 million.

2007 versus 2006. The increase of $12.3 million in net cash provided by operating activities for continuing operations during 2007 compared to 2006 was primarily attributable to a decrease of $7.4 million in net loss, net of non-cash items, and an increase of $6.2 million in the changes in accounts receivable. The increase in net cash was partially offset by a decrease of $4.5 million in the changes in deferred revenues. Other current assets and liabilities accounted for a net increase of $3.2 million.

Cash provided by (used in) investing activities

2008 versus 2007. The increase of $20.4 million in net cash provided by (used in) investing activities for continuing operations during 2008 as compared to 2007 reflects an increase of $20.5 million in net proceeds from the sales of marketable debt securities and $2.0 million in cash received from the sale of a cost investment, which were partially offset by an increase of $1.8 million in capital expenditures and $0.2 million used for the acquisition of Ruzz TV, net of cash acquired.

2007 versus 2006. The increase of $6.0 million in net cash used in investing activities for continuing operations during 2007 as compared to 2006 was primarily due to net additional investments of $7.3 million in marketable debt securities. This increase was offset by a decrease of $1.3 million in capital expenditures.

Cash provided by financing activities

2008 versus 2007. The increase of $8.3 million in net cash provided by financing activities during 2008 compared to 2007 was primarily due to a $14.3 million capital contribution received from Liberty Media in February 2008, which was partially offset by a decrease of $0.3 million in proceeds received in 2008 from employee stock option exercises. During 2008, we paid $0.5 million to repurchase restricted Class A ordinary shares held by employees in order to satisfy applicable withholding taxes upon lapsing of the restrictions on such shares. During 2007, we repurchased 1,150,000 stock options for $0.2 million from a former executive officer in connection with his departure.

2007 versus 2006. The increase of $1.8 million in net cash provided by financing activities during 2007 compared to 2006 was primarily due to a $5.4 million capital contribution received from Liberty Media in connection with its sale of shares to Kudelski, which was partially offset by $1.3 million used to repurchase our Class A ordinary shares in December 2007, $0.2 million used to repurchase 1,150,000 stock options from a former executive officer in connection with his departure, and a decrease of $2.1 million in proceeds from employee stock option exercises.

Commitments and Contractual Obligations

Information as of December 31, 2008 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in 2009	Due in 2010- 2011	Due in 2012- 2013	Due in 2014 or after
Operating leases obligations	$8.0	$4.4	$3.5	$0.1	$—
Noncancellable purchase obligations	0.2	0.2	—	—	—

Total contractual obligations	$8.2	$4.6	$3.5	$0.1	$—

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

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of December 31, 2008 were $0.2 million for the year ending December 31, 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our

New York facility, which we vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Indemnification

In the ordinary course of our business, we provide indemnification to customers, subject to limitations, against claims of intellectual property infringement made by third parties arising from the use of our products. Costs related to these indemnification provisions are sometimes difficult to estimate. While we have not historically experienced significant costs for these matters, there may be occasions in the ordinary course of our business where we assume litigation and other costs on behalf of our customers that could have an adverse effect on our financial position. We ordinarily seek to limit our liability in these indemnification arrangements in various respects, including monetarily, but the costs associated with any type of intellectual property indemnification arrangement can be significant, particularly in the technology sector.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2008 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of December 31, 2008	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Decrease 2%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$8,946	$8,957	$8,935	$8,969	$8,923

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of December 31, 2008, we held approximately $10.7 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the year ended December 31, 2008, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management carried out an evaluation as of December 31, 2008 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

d. Significant Changes in Internal Control over Financial Reporting.

There were no additional changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OpenTV Corp. and subsidiaries

We have audited OpenTV Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). OpenTV Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on OpenTV Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, OpenTV Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March 6, 2009

Item 9B.	Other information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the sections entitled “Information Concerning Our Current Directors and Executive Officers” and “Corporate Governance and Board Matters” in the definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Audit Fees and All Other Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements Included in Part II of this Report:

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(3) Exhibits

2.1	Asset Purchase Agreement, dated as of September 7, 2005, by and among OpenTV Corp., OpenTV Advertising Holdings, Inc., CAM Systems, L.L.C., StarNet, L.P., StarNet Management, L.L.C., H. Chase Lenfest, H.F. Lenfest and HCL Family Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on September 9, 2005).

3.1	Amended and Restated Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 30, 2006).

3.2	Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007 (the “2006 10-K”)).

4.1	Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).

10.1	Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 16, 2005 (the “2004 10-K”)).

10.2†*	OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan.

10.3†	OpenTV Corp.’s Amended and Restated 1999 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).

10.4	Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).

10.5	Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).

10.6	Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).

10 .7	First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).

10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).

10 .9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).

10.10*	OpenTV’s Amended and Restated 2000 Exchange Plan.

10.11*+	Second Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated December 20, 2000.

10.12	Third Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.33 to the 2006 10-K).

10.13†	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).

10.14	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002 by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).

10.15†	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).

10.16†	Form of Incentive Stock Option Agreement for OpenTV Corp. Amended and Restated 1999 Share Option/Share Issuance Plan. (incorporated by reference to Exhibit 10.25 to the 2004 10-K).

10.17†	Form of Nonstatutory Stock Option Agreement for OpenTV Corp. 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.26 to the 2004 10-K).

10.18†	Form of Incentive Stock Option Agreement for OpenTV Corp. 2003 Incentive Plan. (incorporated by reference to Exhibit 10.27 to the 2004 10-K).

10.19†	OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Annex A to the 2005 Proxy Statement on Schedule 14A of OpenTV Corp., as filed with the Securities and Exchange Commission on October 14, 2005).

10.20†	Form of Incentive Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on December 21, 2005 (the “2005 S-8”)).

10.21†	Form of Non-Qualified Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.4 to the 2005 S-8).

10.22†	Form of Independent Director Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.5 to the 2005 S-8).

10.23†	Form of Restricted Share Agreement for the 2007 Management Bonus and Equity Issuance Plan under the OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on August 27, 2007 (the “2007 S-8”)).

10.24†	Form of Restricted Share Agreement for December 2007 restricted share grants under the OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 14, 2007).

10.25†	Offer Letter to Shum Mukherjee dated May 27, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on May 31, 2005).

10.26†	Employment Agreement dated as of March 13, 2007 between OpenTV Corp. and Alan Guggenheim (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).

10.27†	Separation Agreement dated as of June 27, 2007 between OpenTV Corp. and James Chiddix (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on July 3, 2007).

10.28†	Separation Agreement dated as of March 13, 2007 between OpenTV Corp. and Scott Wornow (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).

10.29†	Separation Agreement dated as of March 13, 2007 between OpenTV Corp. and Mazin Jadallah (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007).

10.30†	Letter Agreement with Nigel W. Bennett dated December 10, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 14, 2007).

10.31†	Employment Agreement with Nigel W. Bennett dated November 5, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on November 6, 2008).

10.32†	Form of Restricted Share Agreement with Nigel W. Bennett relating to restricted shares granted pursuant to Mr. Bennett’s Employment Agreement dated November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on November 6, 2008).

10.33†*	Form of Offer Letter entered into with Senior Vice Presidents.

10.34†*	Form of Letter Agreement relating to Section 409A of the Internal Revenue Code entered into with Shum Mukherjee, Mark Beariault and Tracy Geist on December 19, 2008.

10.35	Registration Rights Agreement dated as of September 7, 2005 by and among OpenTV Corp., CAM Systems, L.L.C. and StarNet, L.P. (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 7, 2005).

10.36	Letter Agreement dated February 10, 2006 between OpenTV Corp. and Liberty Media Corporation (incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on February 13, 2006).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K

+	Confidential treatment was granted for portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

Dated: March 9, 2009	/s/ NIGEL W. BENNETT
Nigel W. Bennett Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel W. Bennett and Mark Beariault his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ANDRÉ KUDELSKI André Kudelski	Chairman of the Board of Directors	March 9, 2009

/s/ NIGEL W. BENNETT Nigel W. Bennett	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009

/s/ JAMES A. CHIDDIX James A. Chiddix	Vice Chairman	March 9, 2009

/s/ JOSEPH DEISS Joseph Deiss	Director	March 9, 2009

/s/ LUCIEN GANI Lucien Gani	Director	March 9, 2009

/s/ JERRY MACHOVINA Jerry Machovina	Director	March 9, 2009

/s/ PIERRE ROY Pierre Roy	Director	March 9, 2009

/s/ MAURO SALADINI Mauro Saladini	Director	March 9, 2009

/s/ CLAUDE SMADJA Claude Smadja	Director	March 9, 2009

/s/ ERIC TVETER Eric Tveter	Director	March 9, 2009

/s/ SHUM MUKHERJEE Shum Mukherjee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2009

PART IV

OPENTV CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OpenTV Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OpenTV Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March 6, 2009

OPENTV CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$93,887	$58,599
Short-term marketable debt securities	7,768	20,404
Accounts receivable, net of allowance for doubtful accounts of $1,076 and $565 at December 31, 2008 and 2007, respectively	27,275	16,655
Prepaid expenses and other current assets	4,628	5,465

Total current assets	133,558	101,123
Long-term marketable debt securities	1,178	2,811
Property and equipment, net	7,974	6,554
Goodwill	95,250	95,082
Intangible assets, net	8,519	12,589
Other assets	2,471	1,896

Total assets	$248,950	$220,055

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,287	$2,687
Accrued liabilities	17,602	17,360
Accrued restructuring	238	883
Deferred revenue	16,130	14,992

Total current liabilities	36,257	35,922
Accrued liabilities, net of current portion	1,160	2,764
Accrued restructuring, net of current portion	1,146	1,297
Deferred revenue, net of current portion	17,092	9,142

Total liabilities	55,655	49,125
Commitments and contingencies (Note 19)
Minority interest	431	451
Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 108,385,176 and 109,657,613 shares issued and outstanding, including treasury shares, at December 31, 2008 and 2007, respectively	2,234,687	2,234,614
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at December 31, 2008 and 2007	35,953	35,953
Additional paid-in capital	515,506	500,162
Treasury shares at cost, 523,647 and zero shares at December 31, 2008 and 2007, respectively	(623)	—
Accumulated other comprehensive loss	(2,163)	(141)
Accumulated deficit	(2,590,496)	(2,600,109)

Total shareholders’ equity	192,864	170,479

Total liabilities, minority interest and shareholders’ equity	$248,950	$220,055

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Royalties and licenses	$77,133	$73,735	$65,886
Services and other	39,341	36,242	29,324

Total revenues	116,474	109,977	95,210
Cost of revenues:
Royalties and licenses	4,994	5,115	7,788
Services and other	39,059	42,944	33,208

Total cost of revenues	44,053	48,059	40,996

Gross profit	72,421	61,918	54,214
Operating expenses:
Research and development	34,400	32,718	30,687
Sales and marketing	9,371	10,829	11,857
General and administrative	20,299	21,563	18,041
Restructuring and impairment costs	575	267	1,021
Amortization of intangible assets	734	1,618	2,082
Impairment of goodwill	—	—	747
Impairment of intangible assets	767	—	—

Total operating expenses	66,146	66,995	64,435

Profit (loss) from operations	6,275	(5,077)	(10,221)
Interest income	2,230	3,195	3,016
Other income	1,561	2,789	407
Minority interest	20	35	37

Profit (loss) before income taxes	10,086	942	(6,761)
Income tax expense	473	1,248	2,896

Net income (loss) from continuing operations	9,613	(306)	(9,657)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,091)	(1,161)
Impairment of assets of discontinued operations, net of tax	—	(3,764)	—

Net loss from discontinued operations	—	(4,855)	(1,161)

Net income (loss)	$9,613	$(5,161)	$(10,818)

Net income (loss) per share from continuing operations, basic	$0.07	$—	$(0.07)
Net loss per share from discontinued operations, basic	—	(0.04)	(0.01)

Net income (loss) per share, basic	$0.07	$(0.04)	$(0.08)

Net income (loss) per share from continuing operations, diluted	$0.07	$—	$(0.07)
Net loss per share from discontinued operations, diluted	—	(0.04)	(0.01)

Net income (loss) per share, diluted	$0.07	$(0.04)	$(0.08)

Shares used in per share calculation, basic	139,496,297	139,012,431	137,242,329

Shares used in per share calculation, diluted	140,211,084	139,012,431	137,242,329

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Class A		Class B		Additional Paid-In Capital	Treasury Shares	Deferred Share-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances, December 31, 2005	98,105,119	$2,230,398	30,631,746	$35,953	$470,596	$(38)	$(2)	$(265)	$(2,584,130)	$152,512
Share options exercised	1,214,519	2,439	—	—	15	—	—	—	—	2,454
Shares issued for employee bonus	935,664	2,658	—	—	—	—	—	—	—	2,658
Share-based and non-cash employee and director compensation	—	—	—	—	3,443	—	—	—	—	3,443
Shares issued in exchange for OpenTV, Inc. shares	7,651,658	—	—	—	17,576	—	—	—	—	17,576
Amortization of deferred share-based compensation	—	—	—	—	—	—	2	—	—	2
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	37	—	37	$37
Foreign currency translation losses	—	—	—	—	—	—	—	(33)	—	(33)	(33)
Net loss	—	—	—	—	—	—	—	—	(10,818)	(10,818)	(10,818)

Balances, December 31, 2006	107,906,960	2,235,495	30,631,746	35,953	491,630	(38)	—	(261)	(2,594,948)	167,831	$(10,814)

Share options exercised	275,906	303	—	—	18	—	—	—	—	321
Share-based and non-cash employee and director compensation, including stock options and restricted share grants	2,291,482	159	—	—	3,223	—	—	—	—	3,382
Shares issued in exchange for OpenTV, Inc. shares	34,000	—	—	—	63	—	—	—	—	63
Conversion of Class B shares to Class A shares	425,592	—	(425,592)	—	—	—	—	—	—	—
Capital contribution from the controlling shareholder	—	—	—	—	5,395	—	—	—	—	5,395
Share options repurchased	—	—	—	—	(167)	—	—	—	—	(167)
Treasury shares repurchased	—	—	—	—	—	(1,305)	—	—	—	(1,305)
Treasury shares retired	(1,276,327)	(1,343)	—	—	—	1,343	—	—	—	—
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	—	17	—	17	$17
Foreign currency translation gains	—	—	—	—	—	—	—	103	—	103	103
Net loss	—	—	—	—	—	—	—	—	(5,161)	(5,161)	(5,161)

Balances, December 31, 2007	109,657,613	2,234,614	30,206,154	35,953	500,162	—	—	(141)	(2,600,109)	170,479	$(5,041)

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(In thousands, except share amounts)

	Class A		Class B		Additional Paid-In Capital	Treasury Shares	Deferred Share-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Share options exercised	39,464	17	—	—	—	—	—	—	—	17
Share-based and non-cash employee and director compensation, including stock options and restricted share grants	(60,833)	—	—	—	2,528	—	—	—	—	2,528
Restricted shares with restrictions lapsed and shares withheld to satisfy applicable withholding tax liabilities	(419,091)	968	—	—	(1,519)	—	—	—	—	(551)
Shares issued in exchange for OpenTV, Inc. shares	—	—	—	—	2	—	—	—	—	2
Capital contribution from the controlling shareholder	—	—	—	—	14,333	—	—	—	—	14,333
Treasury shares repurchased	—	—	—	—	—	(1,535)	—	—	—	(1,535)
Treasury shares retired	(831,977)	(912)	—	—	—	912	—	—	—	—
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	—	(257)	—	(257)	$(257)
Foreign currency translation losses	—	—	—	—	—	—	—	(1,765)	—	(1,765)	(1,765)
Net income	—	—	—	—	—	—	—	—	9,613	9,613	9,613

Balances, December 31, 2008	108,385,176	$2,234,687	30,206,154	$35,953	$515,506	$(623)	$—	$(2,163)	$(2,590,496)	$192,864	$7,591

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,613	$(5,161)	$(10,818)
Less: Loss from discontinued operations	—	(4,855)	(1,161)

Net income (loss) from continuing operations	9,613	(306)	(9,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,193	3,819	3,059
Amortization of intangible assets	3,303	5,888	6,981
Share-based compensation	2,516	3,267	3,274
Non-cash employee compensation	12	88	121
Provision for doubtful accounts	511	700	82
Impairment costs	767	—	747
Gain on sale of cost investment	(220)	(1,739)	—
Loss on disposal of fixed assets	5	346	24
Loss on investment in marketable debt securities	58	—	—
Minority interest	(20)	(35)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(11,052)	1,329	(4,829)
Prepaid expenses and other current assets	(1,087)	1,752	(1,115)
Other assets	(547)	2,737	(1,909)
Accounts payable	(505)	(1,192)	811
Accrued liabilities	(1,682)	1,187	2,844
Accrued restructuring	(796)	(190)	439
Deferred revenue	9,088	(1,467)	3,017

Net cash provided by operating activities of continuing operations	14,157	16,184	3,852
Net cash provided by (used in) operating activities of discontinued operations	—	403	(879)

Total net cash provided by operating activities	14,157	16,587	2,973
Cash flows from investing activities:
Purchase of property and equipment	(5,198)	(3,378)	(4,610)
Cash used in acquisition, net of cash acquired (Note 5)	(228)	—	—
Proceeds from sale of cost investment	1,959	—	—
Proceeds from disposal of property and equipment	—	27	—
Proceeds from sale of marketable debt securities	20,334	17,646	12,448
Purchase of marketable debt securities	(6,380)	(24,235)	(11,777)

Net cash provided by (used in) investing activities of continuing operations	10,487	(9,940)	(3,939)
Net cash provided by (used in) investing activities of discontinued operations	225	(573)	(32)

Total net cash provided by (used in) investing activities	10,712	(10,513)	(3,971)
Cash flows from financing activities:
Repurchase of employee stock options	—	(167)	—
Repurchase of restricted shares	(532)	—	—
Repurchase of treasury shares	(1,307)	(1,305)	—
Capital contribution from the former controlling shareholder	14,333	5,395	—
Proceeds from issuance of ordinary shares	17	321	2,454

Net cash provided by financing activities of continuing operations	12,511	4,244	2,454
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,092)	(198)	(325)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(137)	256

Total effect of exchange rate changes on cash and cash equivalents	(2,092)	(335)	(69)
Net increase in cash and cash equivalents of continuing operations	35,288	10,290	2,042
Net decrease in cash and cash equivalents of discontinued operations	—	(307)	(655)

Net increase in cash and cash equivalents	35,288	9,983	1,387
Cash and cash equivalents, beginning of period, of continuing operations	58,599	48,309	46,267
Cash and cash equivalents, beginning of period, of discontinued operations	—	307	962

Cash and cash equivalents, beginning of period	58,599	48,616	47,229
Cash and cash equivalents, end of period, of continuing operations	93,887	58,599	48,309
Cash and cash equivalents, end of period, of discontinued operations	—	—	307

Cash and cash equivalents, end of period	$93,887	$58,599	$48,616

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(1,528)	$(1,617)	$(1,415)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$2	$63	$17,576

Value of bonus shares issued to employees	$—	$—	$2,658

Retirement of treasury shares	$912	$1,343	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

On January 16, 2007, Kudelski SA and certain of its subsidiaries (collectively referred to as “Kudelski”) completed a stock purchase transaction, pursuant to which Kudelski acquired a controlling interest in our company from Liberty Media Corporation (Liberty Media), our former controlling shareholder. As of December 31, 2008, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting interest of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously had entered into with Liberty in February 2006 that provided for us to receive a portion of any premium received by Liberty in any sale of its stake in OpenTV. We also received approximately $0.1 million and $0.4 million during the years ended December 31, 2008 and 2007, respectively, in interest income related to this capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty.

We provide advanced digital television solutions dedicated to creating and delivering compelling viewing experiences to consumers of digital content worldwide. Our software enables cable, satellite, telecommunications and digital terrestrial operators, which we refer to as network operators, to offer enhanced television experiences to their viewers.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates and assumptions include matters related to revenue recognition, valuation allowances, impairments, restructuring costs and share-based compensation.

Discontinued Operations

In December 2007, we completed the sale of Static 2358 Holdings Ltd. (Static), our subsidiary that operated our PlayJam games business (PlayJam). In accordance with Statement of Financial Accounting Standards

(SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144), the financial results of the disposal group have been classified as a discontinued operation. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.

Note 3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid instruments with original or remaining maturities of three months or less at the date of purchase and money market funds to be cash equivalents. As of December 31, 2008 and 2007, we had approximately $38.8 million and $36.5 million, respectively, of cash and cash equivalents in financial institutions in foreign jurisdictions, of which, respectively, $28.4 million and $18.0 million were denominated in United States dollars.

Marketable Debt Securities

Our policy is to minimize risk by investing in investment grade securities which earn returns based on current interest rates.

We classify all marketable debt securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Accordingly, our marketable debt securities are carried at fair value as of the balance sheet date. Short-term marketable debt securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable debt securities have remaining maturities at the balance sheet date of greater than one year.

Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in the statement of shareholders’ equity. Additionally, realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification method. It is our policy to review our marketable debt securities investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If we determine that an other-than-temporary decline exists in any of our marketable debt securities, it is our policy to write such debt investments down to the market value and record the related write-down as an investment loss in our consolidated statements of operations.

Fair Value Measurement

The reported amounts of our financial instruments, including cash and cash equivalents, short-term marketable debt securities, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measures” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years that began after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years beginning after November 15, 2008.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for fiscal years that began after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. We currently do not have any additional financial instruments or other items that are eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP FAS 157-3 did not have an impact on our financial statements upon adoption.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and marketable debt securities. Cash and cash equivalents are primarily invested in a diverse portfolio of money market securities and money market funds in accordance with our investment policy. With respect to accounts receivable, our customer base is dispersed across many geographic areas and we generally do not require collateral. We analyze historic collection experience, customer credit-worthiness, current economic trends in each country where our customers are located, and customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We disclose accounts receivable net of the allowance for doubtful accounts on the face of the consolidated balance sheet.

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

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2008 and determined that there was no impairment.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144.

Intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from four to thirteen years.

Long-Lived Assets

We account for long-lived assets under SFAS 144, which requires us to review for the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We recognized an intangible asset impairment loss of $0.8 million for the year ended December 31, 2008.

Revenue Recognition

We derive revenue from two primary sources: (i) royalties and licenses and (ii) services and other.

Royalties and licenses. In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), we generally recognize royalties upon notification of shipment or activation of our software in set-top boxes and other products by licensees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable. For non-refundable prepaid royalties, we recognize revenue upon delivery of our software provided that all other requirements of SOP 97-2 have been met. In accordance with SOP 97-2, we recognize license fees if a signed contract exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable.

Services and other. Professional services revenues related to software development contracts and arrangements for customization and implementation support are generally recognized using contract accounting and the percentage of completion basis in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). If a revenue contract involves the provision of multiple elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the services subject to contract accounting are complete. If the arrangement includes the future delivery of specified software products, we recognize revenue upon delivery of the services and such specified deliverables based on the completed contract method. If total costs are estimated to exceed the relative fair value for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

We also receive services fees and revenue shares in connection with our advertising solutions and interactive content and applications. These revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Revenue shares include arrangements whereby our licensees pay us a percentage of the interactive revenues they earn from their customers. When we have delivered all of the software under such arrangements, we recognize the revenue as the licensee reports our revenue share to us, which is usually done on a quarterly basis.

For contracts with multiple obligations (for example, maintenance and support sold together with other professional services), and for which vendor-specific objective evidence (VSOE) of fair value of the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual method as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” Generally, we have VSOE of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support are generally made in advance and are non-refundable. VSOE of fair value of the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.

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

Other Revenue Accounting Policies

In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or acting as an agent in the transaction. In determining whether we serve as principal or agent, we follow the guidance in Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19).

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

Sales and use tax collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenues.

Deferred Revenue and Contract Costs

Deferred revenue consists primarily of billings for royalties, services and licenses to customers with multiple-element arrangements where VSOE of fair value for certain undelivered elements does not exist, and for undelivered products or services which are generally amortized over the term of the arrangement or as such products or services are delivered.

Deferred contract costs consist primarily of headcount and headcount-related costs, consulting and subcontractor costs and third party material costs which are considered directly allocable to those arrangements accounted for under the contract accounting method in accordance with SOP 81-1. These costs are accumulated in the same manner as inventory costs, and are charged to operations as the related contract revenues are recognized. If total contract costs are estimated to exceed the estimated contract revenues for an arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, software development costs incurred in the period between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the year ended December 31, 2008 was not significant. Advertising expense for the years ended December 31, 2007 and 2006 was $0.3 million and $0.9 million, respectively.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which requires that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not (i.e. greater than fifty percent probability) to be realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. On January 1, 2007, we adopted FIN 48. The adoption did not result in an adjustment to accumulated deficit.

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

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which addresses the accounting for share-based awards transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement generally requires that share-based compensation transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

Share-based compensation expense recognized in the consolidated statement of operations included compensation expense related to share-based compensation awards granted: (i) prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure” (SFAS 148); and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reported net of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based compensation awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect FSP EITF 03-6-1 to have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)) and other related rules under GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We continue to evaluate the impact of the adoption of FSP FAS 142-3 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We do not expect SFAS 160 to have a material impact on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We continue to evaluate the impact of the adoption of EITF 07-1 on our financial statements.

Note 4. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss) from continuing operations	$9,613	$(306)	$(9,657)
Net loss from discontinued operations	—	(4,855)	(1,161)

Net income (loss)	$9,613	$(5,161)	$(10,818)

Denominator—basic:
Basic weighted average shares	139,496,297	139,012,431	137,242,329

Denominator—diluted:
Weighted average shares	139,496,297	139,012,431	137,242,329
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	59,958	—	—
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	654,829	—	—

Diluted weighted average shares	140,211,084	139,012,431	137,242,329

Net income (loss) per share from continuing operations, basic	$0.07	$—	$(0.07)
Net loss per share from discontinued operations, basic	—	(0.04)	(0.01)

Net income (loss) per share, basic	$0.07	$(0.04)	$(0.08)

Net income (loss) per share from continuing operations, diluted	$0.07	$—	$(0.07)
Net loss per share from discontinued operations, diluted	—	(0.04)	(0.01)

Net income (loss) per share, diluted	$0.07	$(0.04)	$(0.08)

The following weighted items were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Year Ended December 31,
	2008	2007	2006
Class A ordinary shares issuable upon exercise of stock options	5,347,584	7,609,683	10,493,807
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	—	671,006	655,542
Class B ordinary shares issuable for shares of OpenTV, Inc. Class B common stock	—	—	84,387

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 0.9 million and 3.4 million in the years ended December 31, 2007 and 2006, respectively.

Note 5. Ruzz Acquisition

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

For financial reporting purposes, the purchase price was recorded as approximately $0.4 million, consisting of the upfront cash payment plus direct transaction expenses. The purchase price was allocated based on fair value as follows (in thousands):

Purchase Price
Tangible net assets acquired	$204
Intangible assets acquired:
Goodwill	166

$370

Note 6. Discontinued Operations

In July 2001, we acquired Static, an interactive TV media and entertainment company, which became our PlayJam business unit. In December 2007, we completed the sale of Static. The purchase price included cash of $0.2 million, a 19% equity stake in the acquiring entity and contingent consideration that is subject to the acquiring entity’s achievement of net income and its utilization of its net operating losses for tax purposes.

In accordance with SFAS 144, the financial results of the disposal group have been classified as a discontinued operation.

As a result of a reassessment of the carrying value of the long-lived assets of the discontinued operations, in accordance with SFAS 144 and SFAS 142, during the year ended December 31, 2007, we recorded an impairment charge of $3.6 million representing the entire goodwill balance for PlayJam, an impairment charge to property and equipment of $0.2 million, and a $1.4 million loss on the sale of the subsidiary. We determined fair values for purpose of our impairment analysis based on current expectations for the business and the sales price. The assets and liabilities classified as discontinued operations were all disposed of as of December 31, 2007.

The results of operations included in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues—services and other	$—	$5,183	$6,698
Cost of revenues—services and other	—	3,700	5,937

Gross profit	—	1,483	761
Research and development	—	922	1,452
Sales and marketing	—	—	181
General and administrative	—	424	503
Restructuring and impairment costs	—	66	303
Impairment of goodwill	—	3,626	—
Impairment of property and equipment	—	138	—

Loss from operations	—	(3,693)	(1,678)
Interest income	—	16	11
Other income	—	—	—
Loss on sale of subsidiary	—	(1,339)	—

Loss from discontinued operations before income taxes	—	(5,016)	(1,667)
Income tax benefit	—	(161)	(506)

Net loss from discontinued operations	$—	$(4,855)	$(1,161)

During the fourth quarter of 2007, we reduced the workforce of our PlayJam business in the United Kingdom by three employees, resulting in a restructuring provision of $0.1 million for severance that was included as part of results of operations of the discontinued operations. These severance amounts were paid before the related disposal group was sold in December 2007.

During the fourth quarter of 2006, we reduced the workforce of PlayJam in the United Kingdom by nine employees, resulting in a restructuring provision of $0.3 million for severance. As of December 31, 2006, all related severance payments had been paid.

The cash flow from discontinued operations, as presented in the consolidated statement of cash flows for the year ended December 31, 2008, represents $0.2 million received as part of the purchase price from the acquiring entity. The cash flows from discontinued operations, as presented in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, relate to the operations of PlayJam.

The balance of foreign currency translation adjustments associated with Static was eliminated upon divestiture and included in the loss from discontinued operations.

Note 7. Balance Sheet Components (in thousands)

	December 31, 2008	December 31, 2007
Prepaid expenses and other current assets:
Value added tax	$555	$287
Current deferred tax asset	312	575
Receivable from sale of cost investment	—	1,739
Deferred contract costs	719	271
Other	3,042	2,593

	$4,628	$5,465

Property and equipment:
Computers and equipment	$15,383	$16,074
Software	2,845	5,419
Furniture and fixtures	1,768	1,659
Leasehold improvements	2,969	2,179

	22,965	25,331
Less: Accumulated depreciation and amortization	(15,228)	(18,777)
Add: Construction in progress	237	—

	$7,974	$6,554

Other assets:
Deposits	$1,240	$604
Deferred contract costs	958	1,162
Long-term deferred tax asset	258	—
Other	15	130

	$2,471	$1,896

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$11,251	$10,439
Accrued professional fees	1,286	1,308
Accrued marketing	30	673
Accrued income taxes	1,799	3,316
Deferred rent	1,043	1,483
Other	3,353	2,905

	$18,762	$20,124

As of December 31, 2008 and 2007, accounts receivable included approximately $0.3 million and $2.2 million, respectively, of unbilled receivables.

Note 8. Marketable Debt Securities

The following is a summary of marketable debt securities as of December 31 (in thousands):

	2008
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,745	$8	$(5)	$3,748
Asset-backed securities	1,171	—	(316)	855
Money market securities	896	2	—	898
U.S. agency debt securities	1,000	1	—	1,001
Certificates of deposit	1,266	—	—	1,266

Total short-term marketable debt securities	8,078	11	(321)	7,768

Corporate debt securities	670	—	(7)	663
U.S. government debt securities	504	11	—	515

Total long-term marketable debt securities	1,174	11	(7)	1,178

Total marketable debt securities	$9,252	$22	$(328)	$8,946

	2007
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$7,535	$2	$(12)	$7,525
Asset-backed securities	3,351	6	(7)	3,350
Money market securities	8,268	1	—	8,269
U.S. agency debt securities	1,000	1	—	1,001
Certificates of deposit	259	—	—	259

Total short-term marketable debt securities	20,413	10	(19)	20,404

Corporate debt securities	396	3	—	399
Asset-backed securities	1,324	—	(43)	1,281
Certificates of deposit	1,131	—	—	1,131

Total long-term marketable debt securities	2,851	3	(43)	2,811

Total marketable debt securities	$23,264	$13	$(62)	$23,215

As of December 31, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. We pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

In accordance with EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31 (in thousands):

	2008
	Less than 12 months		12 months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$2,793	$(12)	$—	$—	$2,793	$(12)
Asset-backed securities	431	(137)	424	(179)	855	(316)

Total	$3,224	$(149)	$424	$(179)	$3,648	$(328)

	2007
	Less than 12 months		12 months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,044	$(2)	$3,533	$(10)	$4,577	$(12)
Asset-backed securities	1,966	(50)	—	—	1,966	(50)
Money market securities	2,687	—	—	—	2,687	—
U.S. government debt securities	499	—	—	—	499	—

Total	6,196	(52)	3,533	(10)	9,729	(62)

Fair values were determined for each individual security in the investment portfolio, the declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

Note 9. Goodwill

As of December 31, 2008, our goodwill balance related to (i) our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, CAM Systems and Ruzz, and (ii) our acquisition of minority interests upon the conversions of OpenTV, Inc. shares to OpenTV Corp. shares. As required by SFAS 142, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Middleware solutions	$79,390	$71,504
Advertising solutions	15,860	23,578

Total	$95,250	$95,082

Changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Beginning balance	$95,082	$95,019
Conversion of OpenTV Inc. shares to OpenTV Corp. shares	2	63
Ruzz acquisition	166	—

Ending balance	$95,250	$95,082

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

Based on the results of our annual impairment test, which we perform in the fourth quarter, we determined that no other impairment of goodwill for 2008, 2007 or 2006 existed.

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

Note 10. Intangible Assets, Net

The components of intangible assets, excluding goodwill, were as follows (in thousands):

	Useful Life in Years	December 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	5-13	$14,102	$(5,966)	$8,136	$9,222
Developed technologies	3-5	—	—	—	1,483
Contracts and relationships	5	1,000	(667)	333	1,761
Trademarks	4	300	(250)	50	123

		$15,402	$(6,883)	$8,519	$12,589

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $3.3 million, $5.9 million, and $7.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Of the aggregate amount, $2.6 million, $4.3 million, and $4.9 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2009	$1,331
2010	1,214
2011	1,081
2012	1,081
2013	1,081
2014	1,081
Thereafter	1,650

$8,519

During the fourth quarter of 2008, we determined that an impairment had occurred with respect to the value of one of the customer contracts assumed in connection with our acquisition of CAM Systems as the customer did not renew the contract upon its expiration on December 31, 2008. In accordance with SFAS 144, we recorded an $0.8 million impairment charge for the unamortized balance of such intangible assets.

Note 11. Disposal of PlayMonteCarlo Channel Listing and Customer List

In October 2006, we signed an agreement to sell our betting and gaming channel listing on BSkyB in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. As part of the transaction, we received approximately $0.7 million (representing £360,000) after a 90-day post-closing transition period and could receive up to approximately an additional $2.3 million (representing £1,200,000) over a 24 month period, subject to, among other things, the achievement of specified revenue targets over that period. During the year ended December 31, 2007, we did not receive any of this additional amount. During the year ended December 31, 2008, we received approximately $1.2 million of this additional amount.

The transaction closed in the fourth quarter of 2006, and as a result we recorded a net gain of approximately $0.1 million for the year ended December 31, 2006, reflecting only those proceeds considered determinable beyond a reasonable doubt at that time, net of direct costs. We are no longer engaged in the fixed odds gaming business. Other than the channel listing and customer list, we retained all intellectual property, technology and other assets associated with the BettingCorp business to support our ongoing OpenTV Participate product line.

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

The following sets forth the activity relating to the restructuring activities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2005	$213	$1,718	$1,931
2006 provision, net of reversals	1,001	20	1,021
Cash payments	(213)	(369)	(582)

Balance, December 31, 2006	1,001	1,369	2,370
2007 provision, net of reversals	267	—	267
Cash payments	(610)	(152)	(762)
Transfer from accrued liabilities	—	305	305

Balance, December 31, 2007	658	1,522	2,180
2008 provision, net of reversals	575	—	575
Cash payments	(1,219)	(152)	(1,371)

Balance, December 31, 2008	$14	$1,370	$1,384

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

During the second quarter of 2008, we reduced our workforce by 31 employees in the United States, Singapore and Israel, resulting in a restructuring provision of $0.6 million for employee severance benefits. As of December 31, 2008, we had paid the majority of such benefits.

The outstanding accrual for employee severance and benefits as of December 31, 2008 is expected to be paid by January 2009. The outstanding accrual for excess facilities relates to operating lease obligations that expire in 2016.

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

Dividends and Other Distributions

Subject to the preferential and other dividend rights of any outstanding series of preference shares, the holders of our Class A ordinary shares and Class B ordinary shares are entitled to equal dividends per share when and if declared by our board of directors, except that all dividends payable in ordinary shares will be paid in the form of Class A ordinary shares to holders of Class A ordinary shares and in the form of Class B ordinary shares to holders of Class B ordinary shares. Neither Class A ordinary shares nor Class B ordinary shares may be split, divided or combined unless the other class is proportionally split, divided or combined. In the event we are liquidated, the holders of our Class A ordinary shares and Class B ordinary shares will be treated equally on a per-share basis and will be entitled to receive all of our remaining assets following distribution of the preferential and/or other amounts to be distributed to the holders of our preference shares.

Merger

In the event of a merger, the holders of our Class A ordinary shares and Class B ordinary shares will be entitled to receive the same per-share consideration, if any, except that if such consideration includes voting securities (or the right to acquire voting securities or securities exchangeable for or convertible into voting securities), we may (but are not required to) provide for the holders of Class B ordinary shares to receive voting securities (or rights to acquire voting securities) entitling them to ten times the number of votes per share as the voting securities (or rights to acquire voting securities) being received by holders of Class A ordinary shares.

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

In January 2007, General Instrument Corporation, one of our shareholders, exercised its right to convert its 121,596 Class B ordinary shares into the same number of Class A ordinary shares. In June 2007, Liberty Media exercised its right to convert its 303,996 Class B ordinary shares into the same number of Class A ordinary shares. As a result of these conversions, Kudelski is the sole holder of our outstanding Class B ordinary shares.

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

Shares Reserved

As of December 31, 2008, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B Ordinary shares	30,206,154
Issuable upon exchange of shares (including 62,000 shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	653,566
Stock options outstanding	5,123,075
Stock options reserved for future grant under 2005 Option Plan	2,343,925
Employee stock purchase plan	500,000

Total	38,826,720

Agreements with General Instrument and Motorola

In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc., which later acquired General Instrument Corporation, dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for network operators. At December 31, 2008 and 2007, the carrying value of Motorola’s minority interest in the venture was $0.4 million and $0.5 million, respectively.

Treasury shares

In the fourth quarter of 2008, we repurchased in open market transactions on The NASDAQ Global Market 1,355,624 Class A ordinary shares for approximately $1.5 million and held all such repurchased shares in treasury. On December 17, 2008, we cancelled 831,977 treasury shares. On January 13, 2009, we cancelled the remaining 523,647 treasury shares.

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of December 31, 2008, options to purchase 2,354,516 Class A ordinary shares were outstanding under the 2005 Plan, and 2,343,925 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of

2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of December 31, 2008, options to purchase 1,134,965 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of December 31, 2008, options to purchase 137,534 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of December 31, 2008, options to purchase 1,401,360 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of December 31, 2008, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2008, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2008, options to purchase 1,966 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees and Directors

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

As of December 31, 2008, an aggregate of 170,368 of such 2007 Restricted Shares had been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance.

In December 2008, restrictions on the sale or transfer of the 2007 Restricted Shares lapsed as to 25% of such shares. Restrictions on the remaining 2007 Restricted Shares lapse in equal monthly installments over the remaining 36 months. As of December 31, 2008, restrictions as to an aggregate of 260,535 of the 2007 Restricted Shares had lapsed. We withheld an aggregate of 86,832 of such shares to satisfy applicable withholding tax liabilities. As of December 31, 2008, 780,347 of the 2007 Restricted Shares were outstanding and subject to restrictions.

In March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Executive Chairman. Such shares are restricted as to sale or transfer for a period of four years from the date of grant.

In November 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer. The restrictions as to sale or transfer for such shares lapse with respect to one-third of the restricted shares on each of March 5, 2009, 2010 and 2011.

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

2007 Management Bonus and Equity Issuance Plan (2007 Plan)

In August 2007, our board of directors approved the adoption of the 2007 Plan. The 2007 Plan provided for:

•	2007 bonus awards for certain senior management and other key employees of OpenTV to be based upon achievement of our profitability targets;

•

the profitability targets to be based upon our cumulative net income measured over any four consecutive fiscal quarters during the period commencing April 1, 2007 and ending December 31, 2009 (Cumulative Net Income), where Cumulative Net Income is based on net income as publicly reported in our consolidated financial statements, subject to certain exclusions;

•

subject to achievement of the profitability targets, bonus awards to be comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares (2007 Management Restricted Shares) issued pursuant to the 2005 Plan; and

•	the vesting of the 2007 Management Restricted Shares, and the right to receive the cash component of the 2007 Plan, in each case on a pro rata basis, in accordance with the following schedule:

•	62.5% upon OpenTV achieving Cumulative Net Income equal to or greater than zero,

•	12.5% upon OpenTV achieving Cumulative Net Income equal to or greater than $4,000,000, and

•	25% upon OpenTV achieving Cumulative Net Income equal to or greater than $6,000,000.

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

We recorded approximately $0.9 million and $0.3 million of share-based compensation expense related to achievement of performance targets during the years ended December 31, 2008 and 2007, respectively.

All of the profitability targets under the 2007 Plan were achieved in May 2008. At such time, restrictions as to an aggregate of 929,767 of the 2007 Management Restricted Shares lapsed. We withheld an aggregate of 332,258 shares to satisfy applicable withholding tax liabilities.

Impact of SFAS 123(R)

The impact on our results of operations of recording share-based compensation was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues—services and other	$485	$517	$493
Research and development	887	724	661
Sales and marketing	288	413	531
General and administrative	856	1,613	1,589

	$2,516	$3,267	$3,274

Cash received from option exercises under all share-based compensation plans was not significant for the year ended December 31, 2008. Cash received from option exercises under all share-based compensation plans was approximately $0.3 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively.

The tax benefit recognized in the statement of operations for share-based compensation costs was not significant for the year ended December 31, 2008. For the year ended December 31, 2007, we recognized a tax benefit of $0.1 million in the statement of operations related to share-based compensation cost. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the year ended December 31, 2006.

No share-based compensation costs were capitalized for the years ended December 31, 2008, 2007 and 2006.

On June 27, 2007, we repurchased 1,150,000 stock options for $0.2 million from James A. Chiddix, our former Chief Executive Officer, in connection with his resignation as Chief Executive Officer.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	1.56% - 3.76%	3.60% - 5.10%	4.28% - 5.22%
Average expected lives (months)	63	63	64
Dividend yield	—	—	—
Expected volatility	62%	64% - 74%	78% - 85%

Our computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 was based on historical volatility of our share price. Our computation of expected life for the years ended December 31, 2008, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the years ended December 31, 2008, 2007 and 2006:

	Number of Options Outstanding	Exercise Price	Weighted Exercise Average Price
Balance, December 31, 2005	10,325,710		$5.42
Options granted	2,239,150	$2.27 - $ 4.00	$2.94
Options exercised	(1,214,519)	$0.33 - $ 2.99	$2.01
Options forfeited	(787,081)	$1.63 - $ 3.94	$2.66
Options expired	(882,875)	$1.63 - $ 94.56	$10.37

Balance, December 31, 2006	9,680,385		$5.04

Options granted	557,500	$1.03 - $ 2.72	$2.02
Options exercised	(275,906)	$0.33 - $ 2.29	$1.10
Options forfeited	(1,494,220)	$1.51 - $ 5.04	$3.00
Options expired	(2,609,084)	$1.51 - $ 54.25	$6.31

Balance, December 31, 2007	5,858,675		$4.89

Options granted	688,800	$1.04 - $ 1.97	$1.34
Options exercised	(39,464)	$0.33 - $ 1.05	$0.44
Options forfeited	(341,164)	$1.03 - $ 4.00	$2.61
Options expired	(981,772)	$0.33 - $ 54.25	$3.67

Balance, December 31, 2008	5,185,075		$4.84

The following table summarizes information with respect to options outstanding at December 31, 2008:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 1.33	550,650	7.66	$1.13	125,528	$1.05
$ 1.46 - $ 2.12	571,112	6.77	$1.70	150,357	$1.85
$ 2.13 - $ 2.69	401,257	6.99	$2.41	259,166	$2.39
$ 2.70 - $ 2.70	899,600	5.95	$2.70	868,115	$2.70
$ 2.73 - $ 2.82	254,587	6.52	$2.78	215,987	$2.79
$ 2.84 - $ 2.84	1,030,025	6.88	$2.84	760,896	$2.84
$ 2.85 - $ 3.23	573,000	6.25	$3.02	403,741	$3.02
$ 3.35 - $ 9.72	567,647	3.39	$6.59	522,474	$6.85
$ 9.90 - $ 82.06	336,197	1.44	$32.38	336,197	$32.38
$ 88.00 - $ 88.00	1,000	0.92	$88.00	1,000	$88.00

	5,185,075	5.97	$4.84	3,643,461	$6.01

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the year ended December 31, 2008. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was $0.3 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of December 31, 2008 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on December 31, 2008, which was $1.23.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of December 31, 2008 was not significant, based on the closing price of our Class A ordinary shares on December 31, 2008, which was $1.23. The weighted average remaining contractual life of currently exercisable options, calculated at December 31, 2008, was 5.13 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of December 31, 2008 was 4,597,026, the weighted-average exercise price of which was $5.21. The aggregate intrinsic value of options vested and expected-to-vest as of December 31, 2008 was not significant, based on the closing price of our Class A ordinary shares on December 31, 2008, which was $1.23. The weighted average remaining contractual life of options vested and expected-to-vest as of December 31, 2008 was 5.70 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.75, $1.28 and $2.06 per share for grants in the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Former CEO restricted shares granted	60,000	$2.65
Former CEO restricted shares vested	(60,000)	$2.65
Unvested 2007 Management Restricted Shares granted	1,020,232	$1.43
Unvested 2007 Restricted Shares granted	1,211,250	$1.04
Unvested shares balance, December 31, 2007	2,231,482	$1.22
Unvested restricted shares granted	200,000	$1.17
Unvested restricted shares forfeited and cancelled	(679,923)	$1.28
Restricted shares vested	(771,212)	$1.34

Unvested shares balance, December 31, 2008	980,347	$1.07

Unrecognized Compensation Expense

As of December 31, 2008, there was approximately $1.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.98 years.

Note 15. 401(k) Plan

Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 16. Employee Bonus

The compensation committee of our board of directors approved bonus plans for each of the years ended December 31, 2008, 2007 and 2006 that provided for cash payments or the issuance of our Class A ordinary shares to employees based on company and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares, bonuses awarded to employees in certain foreign jurisdictions other than the United Kingdom were paid solely in cash. We recorded a bonus expense of $6.5 million, $4.1 million and $5.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Bonus payments in respect of the year ended December 31, 2008 have not yet been made.

During the second quarter of 2008, we paid approximately $3.7 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2007. This amount was fully accrued as of December 31, 2007.

During the first quarter of 2007, we paid approximately $5.1 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2006. This amount was fully accrued as of December 31, 2006.

During the first quarter of 2006, we paid approximately $0.2 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2005. During the second quarter of 2006, we paid the full remaining 2005 bonus net of withholding taxes in the form of 935,664 shares of our Class A ordinary shares with an aggregate value of $2.7 million (based on the closing price for our Class A ordinary shares on the issuance date) to our employees in the United States and the United Kingdom and cash to our employees in other jurisdictions. In connection with that issuance, we reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan in accordance with the terms of that plan.

In August 2007, our board of directors approved the adoption of the 2007 Plan, which was comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares, subject to achievement of the profitability targets. We recorded approximately $1.6 million and $0.7 million of bonus expense for the cash component of the 2007 Plan related to achievement of performance targets during the years ended December 31, 2008 and 2007, respectively. A total of 1,020,232 restricted Class A ordinary shares were issued pursuant to this plan during 2007. In connection with that issuance, we reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan in accordance with the terms of that plan. We recorded approximately $0.9 million and $0.3 million of share-based compensation expense for the restricted Class A ordinary shares component of the 2007 Plan related to achievement of performance targets during the years ended December 31, 2008 and 2007, respectively.

All of the profitability targets under the 2007 Plan were achieved in May 2008. At such time, restrictions as to an aggregate of 929,767 of the 2007 Management Restricted Shares lapsed. We withheld an aggregate of 332,258 shares to satisfy applicable withholding tax liabilities. As of December 31, 2008, all amounts for the cash component under the 2007 Plan had been paid.

Note 17. Income Taxes

The components of profit (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$8,495	$(3,760)	$(16,909)
International	1,591	4,702	10,148

	$10,086	$942	$(6,761)

Income tax expense was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
United States	$—	$—	$—
International	552	1,197	2,712
State	(84)	352	159

	468	1,549	2,871
Deferred
United States	—	—	—
International	5	(301)	25

	5	(301)	25

Income tax expense	$473	$1,248	$2,896

We have not recognized a deferred tax liability related to foreign subsidiary earnings that we intend to permanently reinvest in the respective foreign jurisdiction.

The tax expense for the year ended December 31, 2008 was primarily attributable to taxes in foreign jurisdictions and various states. In addition, we decreased our reserves for potential foreign tax exposures as these have expired.

Income tax expense (benefit) differs from the amount computed by applying the United States federal statutory income tax rate to our profit (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at the federal statutory rate of 35%	$3,530	$(1,426)	$(2,950)
Change in valuation allowance	(3,831)	301	9,082
Foreign tax rate differential	1	934	(4,220)
Share-based compensation	513	654	904
Other	260	785	80

	$473	$1,248	$2,896

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2008	2007
Current deferred tax assets (liabilities), net
Deferred revenue	$2,586	$8,862
Accrued liabilities and reserves	4,304	4,480
Other foreign	270	475
Foreign net operating loss	128	100
Valuation allowance	(6,976)	(13,342)

	312	575
Long-term deferred tax assets (liabilities), net
Fixed assets and intangibles basis differences	4,729	5,017
Net operating loss carryforwards	68,848	75,059
Credits	4,247	3,534
Other	1,731	1,652
Valuation allowance	(79,297)	(85,262)

	258	—

Net deferred tax asset	$570	$575

We provided a partial valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of our limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax asset will not be realized. For selected foreign deferred tax assets, management believes it is more likely than not that the deferred tax asset will be realized, and accordingly no valuation allowance was provided against these amounts in 2008 and 2007.

At December 31, 2008, we had approximately $184.7 million and $72.5 million, respectively, of federal and state net operating losses carryforwards. At December 31, 2008, we had approximately $1.3 million and $3.9 million, respectively, of federal and state research and development tax credit carryforwards.

The federal and state net operating losses and tax credits were reduced by annual limitations due to changes in ownership pursuant to provisions of the Internal Revenue Code Section 382. The net operating losses carryforwards expire between 2018 and 2028 for federal tax purposes and 2012 and 2020 for state tax purposes, if not utilized. The federal research and development tax credit carryforwards expire between 2027 and 2028, and the state research and development tax credits carry forward indefinitely.

Uncertain Tax Positions

Effective January 1, 2007, we adopted FIN 48, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recognized an increase of approximately $2.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. In addition, no material adjustment to the January 1, 2007 balance of retained earnings was required.

We adopted a policy to classify accrued interest as part of the accrued FIN 48 liability in the provision for income taxes. During the year ended December 31, 2008, the interest we recognized within the provision for income taxes in the consolidated statement of operations was not significant.

The following table summarizes the activity related to our gross unrecognized tax benefits for the year ended December 31, 2008 (in thousands):

Unrecognized Tax Benefits
Balance, January 1, 2008	$2,282
Additions for tax positions of prior years	116
Reductions for tax positions of prior years	(179)
Additions based on tax positions related to the current year	68
Reductions related to lapse of statutes of limitations	(921)

Balance, December 31, 2008	$1,366

As of December 31, 2008, unrecognized tax benefits approximated $1.4 million, $1.3 million of which would affect the effective tax rate if recognized. The remaining balance will affect currency translation adjustment.

As of December 31, 2008, we had accrued approximately $0.4 million for payment of interest related to uncertain tax matters. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

As of December 31, 2008, we expect a net decrease of approximately $0.8 million related to unrecognized tax positions within the next twelve months as a result of the expiry of the applicable statute of limitations for withholding tax exposures in foreign jurisdictions currently reserved.

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

Note 18. Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Carrying Amount at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$7,768	$—	$7,768	$—
Available for sale long-term marketable debt securities	1,178	—	1,178	—

	$8,946	$—	$8,946	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 19. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of December 31, 2008, the terms of these leases were set to expire between March 2009 and May 2012. Total rent expense was $5.3 million, $4.3 million, and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income was $0.2 million for the year ended December 31, 2008. There was no sublease income for the years ended December 31, 2007 and 2006.

Future minimum payments under non-cancelable operating leases as of December 31, 2008 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2009	$4,430
2010	2,085
2011	1,383
2012	97
2013	—
Thereafter	—

$7,995

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

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of December 31, 2008 were $0.2 million for the year ending December 31, 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2008 and December 31, 2007, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. As of December 31, 2008, we pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit. As of December 31, 2007, we pledged two certificates of deposit aggregating approximately $1.4 million, of which $0.3 million was included under short-term marketable debt securities, and $1.1 million was included under long-term marketable debt securities, as collateral in respect of these standby letters of credit.

Contingencies

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. We filed a written statement of position with OSHA denying all of Mr. Guggenheim’s allegations. OSHA has indicated it will conduct some limited interviews, but to date no substantive administrative proceedings have occurred. We intend to defend ourselves vigorously in any administrative proceedings and in any subsequent legal proceedings that may be filed by Mr. Guggenheim. We have established a reserve for the severance and other benefits we believe are due to Mr. Guggenheim under the terms of his employment agreement. That reserve is an estimate only and actual costs may be materially different.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed.

In February 2009, the parties reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 20. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media, pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of December 31, 2008, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting interest of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million and $0.4 million during the years ended December 31, 2008 and 2007, respectively, in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

We offer products and services that are complementary to some of the products and services offered by Kudelski, our controlling shareholder, and some of its affiliates, including Nagravision SA and its subsidiaries. As a result, we have many of the same customers as Kudelski and its other affiliates. Historically, even prior to Kudelski becoming our controlling shareholder, we sold products and professional services to Nagravision in support of its efforts to sell conditional access products to network operator customers who had deployed or wished to deploy OpenTV’s middleware products.

In February 2008, we signed a multi-year license and distribution agreement with Nagravision S.A., a subsidiary of Kudelski, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by

Nagravision to us in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions we offer to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to us under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing our middleware deployed by such customers and the amount of professional services requested by Nagravision. As of December 31, 2008, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services we may provide to Nagravision from time to time. Unless otherwise agreed, professional services we perform will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the year ended December 31, 2008, we recognized $6.4 million of royalties and licenses revenues and $1.3 million of services and other revenues from Nagravision S.A.; $0.7 million of royalties and licenses revenues and $0.1 million of services and other revenues from Nagra Trading S.A.; and $0.1 million of royalties and licenses and services and other revenues from Nagra France SAS. These entities are subsidiaries of Kudelski.

During the year ended December 31, 2007, we recognized a nominal amount of royalties and licenses and services and other revenues from Nagra France SAS, a subsidiary of Kudelski.

For the year ended December 31, 2006, we recognized $0.6 million services and other revenues from Nagravision in connection with integration and development work performed for a third party network operator.

Prior to March 2007, we participated in the Liberty Media benefits program for employees in the United States at a cost of $0.4 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

The table below reflects transactions involving the following current and former related parties during the years ended December 31, 2008, 2007 and 2006 (in thousands):

Related Party	Nature of Transaction	Year Ended December 31,
		2008	2007	2006
Shareholders:
Kudelski and affiliates	Revenues	$8,600	$11	$567
Liberty Media	Employee benefits	$—	$(366)	$(2,795)
Liberty Media affiliates	Revenues	$—	$—	$22

Note 21. Segment Information

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

Advertising solutions has included our OpenTV EclipsePlus, Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with SFAS 144, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

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

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Middleware solutions
Royalties and licenses	$71,166	$68,673	$60,635
Services and other	32,030	28,988	18,238

Subtotal—Middleware solutions	103,196	97,661	78,873
Advertising solutions
Royalties and licenses	5,967	5,062	5,251
Services and other	7,311	7,254	11,086

Subtotal—Advertising solutions	13,278	12,316	16,337

Total revenues	$116,474	$109,977	$95,210

Contribution margin (loss):
Middleware solutions	$40,779	$32,057	$27,713
Advertising solutions	960	(389)	(1,382)

Total contribution margin	41,739	31,668	26,331
Unallocated corporate support	(24,098)	(23,416)	(21,349)
Restructuring and impairment costs	(575)	(267)	(1,021)
Depreciation and amortization	(4,193)	(3,819)	(3,059)
Amortization of intangible assets	(3,303)	(5,888)	(6,981)
Share-based and non-cash compensation	(2,528)	(3,355)	(3,395)
Interest income	2,230	3,195	3,016
Other income	1,561	2,789	407
Minority interest	20	35	37
Impairment of intangible assets	(767)	—	(747)

Profit (loss) before income taxes	10,086	942	(6,761)
Income tax expense	473	1,248	2,896

Net income (loss) from continuing operations	9,613	(306)	(9,657)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,091)	(1,161)
Impairment of assets of discontinued operations, net of tax	—	(3,764)	—

Net loss from discontinued operations	—	(4,855)	(1,161)

Net income (loss)	$9,613	$(5,161)	$(10,818)

Our revenues by geographic area, based on the location of network operators who are deploying our products, were as follows (in thousands):

	Year Ended December 31,
	2008	%	2007	%	2006	%
Europe, Africa and Middle East
United Kingdom	$20,607	18%	$20,056	18%	$20,763	22%
South Africa	10,830	9%	5,225	5%	5,752	6%
Italy	6,855	6%	5,477	5%	6,108	6%
Netherlands	5,927	5%	16,984	15%	1,352	1%
Other countries	13,520	12%	11,186	10%	12,281	13%

Subtotal	57,739	50%	58,928	53%	46,256	48%
Americas
United States	20,567	18%	21,515	20%	25,391	27%
Other countries	8,749	7%	6,449	6%	7,552	8%

Subtotal	29,316	25%	27,964	26%	32,943	35%
Asia Pacific
Australia	9,464	8%	7,431	7%	4,683	5%
Japan	7,491	6%	10,632	10%	9,664	10%
India	6,904	6%	—	—%	—	—%
Other countries	5,560	5%	5,022	4%	1,664	2%

Subtotal	29,419	25%	23,085	21%	16,011	17%

	$116,474	100%	$109,977	100%	$95,210	100%

Four major customers accounted for the following percentages of revenues:

	Year Ended December 31,
	2008	2007	2006
Multichoice Africa	9%	4%	—%
UPC Broadband	6%	17%	1%
Thomson	9%	13%	12%
EchoStar	5%	8%	13%

	29%	42%	26%

For purposes of the foregoing table, revenues from EchoStar include $0.3 million of professional services performed for EchoStar on behalf of another network operator. Another major customer is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 17%, 16%, and 17% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively, taking into account the royalties which are paid by three manufacturers who sell set-top boxes to BSkyB, including Thomson.

Three customers respectively accounted for 18%, 14% and 11% of net accounts receivable as of December 31, 2008. Two customers respectively accounted for 20% and 17% of net accounts receivable as of December 31, 2007.

Capital expenditures by geographic area were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$2,529	$2,240	$3,395
Other countries	2,669	1,138	1,215

	$5,198	$3,378	$4,610

Long-lived assets by geographic area were as follows (in thousands):

	December 31, 2008	December 31, 2007
Property and equipment:
United States	$4,494	$4,506
Other countries	3,480	2,048

	$7,974	$6,554

Other assets:
United States	$1,292	$1,301
Other countries	1,179	595

	$2,471	$1,896

Note 22. Subsequent Events

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal.

Note 23. Quarterly Consolidated Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the years ended December 31, 2008 and 2007. The information for each of these quarters is unaudited, has been prepared on a basis generally consistent with our audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring and other adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period.

The quarterly information was as follows (in thousands, except for share and per share amounts):

2008 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$28,925	$26,921	$26,823	$33,805
Gross profit	$18,018	$16,613	$15,482	$22,308
Net income	$2,320	$957	$21	$6,315
Net income per share, basic and diluted	$0.02	$0.01	$—	$0.04
Shares used in per share calculation -
basic	139,097,785	139,465,910	139,632,228	139,789,266
diluted	139,796,495	140,197,701	140,340,755	140,494,112

2007 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$38,232	$23,674	$23,001	$25,070
Gross profit	$24,382	$12,374	$11,102	$14,060
Net income (loss) from continuing operations	$12,272	$(4,785)	$(4,769)	$(3,024)
Net income (loss) per share from continuing operations, basic and diluted	$0.09	$(0.03)	$(0.04)	$(0.02)
Shares used in per share calculation -
basic	139,845,242	139,052,035	138,659,811	138,505,301
diluted	140,575,305	139,052,035	138,659,811	138,505,301

The quarter ended December 31, 2007 included $10.8 million of previously deferred revenue from UPC Broadband, a gain of $1.7 million from the sale of a cost investment, and a gain of $1.5 million from a favorable litigation settlement.

OPENTV CORP.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2008, 2007 and 2006
	Balance at Beginning of Year	Charged (Credited) to Operating Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for Doubtful Accounts (in thousands):
2008	$565	$511	$—	$1,076
2007	$348	$700	$(483)	$565
2006	$305	$82	$(39)	$348