Form 10-K/A
period 2008-12-31
OPENTV CORP
filed 2009-04-30
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2009, the registrant had outstanding:

107,927,469 Class A ordinary shares; and

30,206,154 Class B ordinary shares.

EXPLANATORY NOTE

OpenTV Corp. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2009. The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14 of the Form 10-K. Accordingly, OpenTV hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K. Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K.

		Page
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accounting Fees and Services	23

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	24
Exhibit 31.3	Certification
Exhibit 31.4	Certification

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, including their ages and any directorships held in public companies as of March 31, 2009. Unless otherwise indicated, each director or executive officer may be contacted at our principal executive offices at 275 Sacramento Street, San Francisco, California 94111.

Name and Age	Position
André Kudelski Age 48	Our director since January 2007 and our Executive Chairman of the Board of Directors since March 2007; Chairman and Chief Executive Officer of Kudelski SA (“Kudelski”) since 1991; member of Kudelski’s Board of Directors since 1987 and its Chairman of the Board since 1991; currently a director of the Edipresse Group (an international media and communications company), Nestlé (a global food and beverage company), HSBC Private Banking Holdings (a global bank) and Dassault Systèmes (a provider of product lifecycle management software solutions).

Nigel W. Bennett Age 47	Our Chief Executive Officer since March 2008 and our director since November 2008; also served as our Acting Chief Executive Officer and Chief Operating Officer from August 2007 to March 2008, Managing Director of our European Operations from January 2005 to August 2007 and Senior Vice President and General Manager of our Worldwide Professional Services, Consulting and Support group from January 2002 to January 2005.

James A. Chiddix Age 63	Our director since March 2004 and Vice Chairman since May 2007; our Executive Chairman and Chief Executive Officer from May 2004 through March 2007; President of MystroTV (a business unit of Time Warner Cable formed to provide digital television customers with the ability to pause, rewind and restart live television and to recapture missed programming) from July 2001 to January 2004; currently a director of Virgin Media Inc. (an entertainment and communications company), Symmetricom, Inc. (a provider of time and frequency technologies), Dycom Industries, Inc. (a provider of specialty contracting services) and Shougang Concord Technology Holdings (a manufacturing company).

Joseph Deiss Age 63	Our director since January 2007; Federal Councillor for the Swiss federal government from March 1999 to August 2006; Head of the Swiss Federal Department of Economic Affairs from 2002 to 2006; President of the Swiss Confederation from January 2004 to December 2004; Head of the Swiss Federal Department of Foreign Affairs from 1999 to 2002; currently a director of Emmi AG (a dairy and cheese processing and exporting company), RG Innovation S.A. (a product innovation company) and Zurich Insurance Ireland Limited and Zurich Insurance Company South Africa (insurance companies).

Lucien Gani Age 60	Our director since January 2007; General Counsel and Head of Legal Affairs of Kudelski since January 2006; currently also a Partner of MCE Avocats, a Swiss law firm, since 1990.

Jerry Machovina Age 61	Our director since October 2003; private investor and senior consultant to Vehix.com (a private company that offers a multi-platform digital automotive network); Executive Vice President of Yankees Entertainment and Sports Network (YES) from September 2001 to October 2002.

Pierre Roy Age 57	Our director since January 2007; Chief Operating Officer and Executive Vice President of Nagravision S.A. (a subsidiary of Kudelski) and Executive Vice President of Kudelski SA since January 2003; Principal of Pierre Roy Consulting Company (a private consulting company based in Switzerland) from 1999 to 2003.

Name and Age	Position
Mauro Saladini Age 42	Our director since August 2007; Executive Vice President and Chief Financial Officer of Kudelski since 2003; Partner of consulting firm McKinsey & Co. from 2001 to December 2002; currently a director of SkiData SA (a company specializing in the development and marketing of guest management systems, access technologies and ticketing solutions), Newave SA (a developer and seller of uninterruptible power supply products and related services) and Airesis (an investment company focused on sports brands).

Claude Smadja Age 63	Our director since January 2007; Founder and President of Smadja & Associates Inc. (a strategic advisory firm based in Nyon, Switzerland and New York, NY working with global corporations on strategic issues) since June 2001; currently the Vice Chairman of the Board of Directors of Kudelski and director of the Edipresse Group (an international media and telecommunications company) and Infosys Corporation (a provider of consulting and information technology services).

Eric Tveter Age 50	Our director since June 2007; Managing Partner of ETC Ventures LLC (an advisory and consulting business) since January 2007; President and Chief Operating Officer of Telewest Global (a broadband communications and media group based in the United Kingdom) from May 2004 to March 2006; Executive Vice President and Chief Operating Officer of Mastec (a leading infrastructure solutions provider) from July 2002 to March 2004; Non-executive chairman and director of SightSpeed (a video conferencing company) from June 2006 to October 2008.

Mark Beariault Age 37	Our Senior Vice President, General Counsel and Corporate Secretary since August 2006; also served as Deputy General Counsel and Associate General Counsel since joining our company in November 2003; Senior Corporate Counsel at VERITAS Software (a provider of infrastructure software) from November 2002 to November 2003; previously an associate at the law firms of Simpson Thacher & Bartlett in New York, NY and Wilson Sonsini Goodrich & Rosati in Palo Alto, CA.

Michael Ivanchenko Age 38	Our Senior Vice President, Sales since April 2007; previously served as our Senior Vice President, Sales and Managing Director for the Asia-Pacific region from January 2005 to April 2007 and our Senior Vice President, Sales for the Asia-Pacific region from January 2002 to December 2005.

Shum Mukherjee Age 58	Our Executive Vice President and Chief Financial Officer since June 2005; Executive Vice President, Finance and Operations and Chief Financial Officer at Genus, Inc. (a semiconductor equipment company) from October 2001 to June 2005.

Joel Zdepski Age 49	Our Senior Vice President and General Manager, Middleware since October 2007; previously served in several senior managerial capacities since joining us in 1995, including as head of the Application Engineering group from 1999 to 2002 and more recently in the office of the Chief Technology Officer with responsibility for the Asia-Pacific region from 2002 to October 2007; also serves as chair of our Innovation Committee, which manages our patent prosecution and other intellectual property efforts.

There are no family relations among the above named individuals by blood, marriage or adoption. During the past five years, none of the above persons was convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

In accordance with Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the SEC, our directors, executive officers and holders of more than 10% of our ordinary shares are required to file reports of ownership and changes in ownership with the SEC and the NASDAQ Stock Market and to furnish us with copies of all of the reports they file.

Based solely on our review of the copies of the forms furnished to us and written representations from the reporting persons, we are unaware of any failures during 2008 to file Forms 3, 4 or 5 or any failures to file such forms on a timely basis.

Code of Ethics

We have adopted a code of conduct that applies to all of our employees, directors and officers. Our code of conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and the “code of conduct” under the NASDAQ Stock Market Rules. Our code of conduct is available on our website at www.opentv.com.

Audit Committee and Audit Committee Financial Expert

Messrs. Deiss, Machovina and Tveter are the members of our audit committee, and Mr. Tveter serves as chairman of the audit committee. Each of the members of the audit committee meets the applicable independence rules and regulations of NASDAQ and the SEC, as such rules and regulations exist on the date of this Form 10-K/A, and each is financially literate as determined by our board of directors in light of applicable regulatory standards. Our board of directors has determined that Mr. Tveter is a “financial expert” as defined by applicable SEC rules and regulations.

Item 11.	Executive Compensation

The following sections set forth information relating to, and analysis and discussion of, compensation paid by the company to:

•	Nigel W. Bennett, who was appointed as Chief Executive Officer in March 2008 and served as our Acting Chief Executive Officer and Chief Operating Officer between August 2007 and March 2008;

•	Shum Mukherjee, who served as our Executive Vice President and Chief Financial Officer during the year ended December 31, 2008; and

•	Mark Beariault, Michael Ivanchenko and Joel Zdepski, our three other most highly compensated executive officers as of December 31, 2008.

We collectively refer to these executive officers as our “named executive officers.”

Compensation Discussion and Analysis

Compensation Overview; Principles

The compensation and nominating committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to the principles by which the company determines compensation of its executive officers. Those principles seek to align the long-term interests of our company’s executive officers with those of our shareholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase shareholder value. To that end, the compensation packages provided to our named executive officers generally include cash, equity and performance-based incentive compensation.

The compensation and nominating committee seeks to formulate a compensation package for each executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to executive officers with comparable experience, duties and responsibilities at other companies that are similarly situated in terms of industry, geography and financial position. The compensation and nominating committee believes that the company’s compensation packages must be designed and maintained at levels that enable the company to attract and retain key executive officers who are considered critical to our long-term success.

The compensation and nominating committee did not retain a compensation consultant to advise it in connection with its determination of the compensation paid to the named executive officers in 2008.

Role of Chief Executive Officer in Compensation Decisions

Although the compensation package of each named executive officer is within the discretion of and determined by the compensation and nominating committee and the board of directors, recommendations are obtained from the Chief Executive Officer as to each named executive officer’s total compensation package (other than that of the Chief Executive Officer). The Chief Executive Officer’s recommendations are based on his evaluation of the performance and contributions of the other named executive officers, given their respective areas of responsibility. When making recommendations, the Chief Executive Officer considers various qualitative factors such as:

•	named executive officer’s experience and overall effectiveness, including achievement of individual performance goals and contribution to the achievement of the company’s goals;

•	responsibilities assumed by the named executive officer, including as a result of any promotion;

•	named executive officer’s demonstrated leadership and management ability;

•	named executive officer’s compensation relative to other executive officers at our company and at other companies that are similarly situated in terms of industry, geography and financial position;

•	named executive officer’s years of service with our company; and

•	overall performance of the group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In making its compensation decision for each named executive officer, the compensation and nominating committee considers the following:

•	each element of the named executive officer’s historical compensation, including salary, bonus, equity and perquisites and other personal benefits;

•	financial performance of our company compared to internal forecasts and budgets;

•	scope of the named executive officer’s responsibilities;

•	performance of the group reporting to the named executive officer;

•

compensation packages paid to executives with comparable experience, duties and responsibilities at other companies that are similarly situated in terms of industry, geography and financial position; and

•	as to each named executive officer (other than the Chief Executive Officer), the performance evaluations and compensation recommendations provided by the Chief Executive Officer.

Elements of Executive Compensation

The principal components of compensation for the named executive officers include:

•	base salary;

•	annual bonuses designed to reward achievement of individual and company performance goals;

•	equity incentive compensation;

•	matching contributions under our 401(k) plan; and

•	benefits under our health and welfare benefits plans.

Base Salary. The compensation and nominating committee reviews the base salaries of the named executive officers on an annual basis, as well as at the time of a promotion or other change in responsibilities. Historically, after establishing a named executive officer’s base salary, the compensation and nominating committee has limited increases to adjustments based on an evaluation of a named executive officer’s job performance, any changes in the scope of the named executive officer’s responsibilities, and the named executive officer’s salary level compared to other executive officers at our company. The performance evaluation of a named executive officer by the Chief Executive Officer as well as a review by the compensation and nominating committee of compensation data concerning other companies that are similarly situated in terms of industry, geography and financial condition are also significant factors in any salary decision.

Bonus. Individual bonuses paid to our named executive officers are determined by the compensation and nominating committee annually and are intended to serve both as an incentive for achieving individual and company performance goals and as a retention mechanism. Target bonuses for our senior vice presidents and above, other than the Chief Executive Officer, are generally 35% of their annual base salary. Pursuant to his employment agreement, the target bonus amount for the Chief Executive Officer in 2008 was $300,000, which target amount may change in subsequent years within the discretion of the compensation and nominating committee. The committee retains the discretion to award actual bonus amounts that are greater or less than the respective target bonus amounts based on individual and company performance and the other factors described above.

In August 2007, our board of directors approved the adoption of the 2007 Management Bonus Plan, which was a special bonus plan designed both to better align management with certain profitability targets established by our board of directors and as a management retention mechanism following the change in control of our company in January 2007. Participants in the 2007 Management Bonus Plan included our named executive officers, as well as other members of management. The profitability targets were based on cumulative net income of the company, as measured over any four consecutive fiscal quarters during the period commencing April 1, 2007 and ending December 31, 2009, with cumulative net income being based on net income as publicly reported in the financial statements of the company, subject to certain exclusions. The plan provided for bonus awards, comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares pursuant to the company’s 2005 Incentive Plan. The 2007 Management Bonus Plan provided for the vesting of the restricted shares, and the right to receive the cash component, in each case on a pro rata basis, in accordance with the following schedule: (i) 62.5% upon our achievement of cumulative net income equal to or greater than zero, (ii) 12.5% upon our achievement of cumulative net income equal to or greater than $4,000,000, and (iii) 25% upon our achievement of cumulative net income equal to or greater than $6,000,000. All of the profitability targets under the 2007 Management Bonus Plan were achieved in May 2008, at which time restrictions as to the restricted shares lapsed and plan participants became eligible to receive payment of the cash component of the bonus awards.

For 2008, the compensation and nominating committee adopted an employee bonus plan that provided for bonus awards for our employees based on individual target bonus amounts that generally range from 5% to 35% of annual base salary, depending upon the level of employee. Actual bonus awards are determined in the discretion of the compensation and nominating committee and are based on achievement of individual and company performance goals, performance of the group in which the employee works and other factors deemed relevant by the committee. In making its determination concerning individual bonus awards (other than in respect of the bonus award for the Chief Executive Officer), the committee considers the performance evaluations and compensation recommendations provided by the Chief Executive Officer. As of the date of this Form 10-K/A, 2008 bonus amounts for our named executive officers had not yet been approved or paid.

Equity Incentive Compensation. The compensation and nominating committee has historically sought to align the interests of the named executive officers with those of our shareholders by awarding share-based incentive compensation. The committee believes that this practice helps ensure that our management team has a continuing stake in our company’s long-term success. We do not have share ownership guidelines, and our equity incentive plans have generally been the principal means by which our executive officers acquire shares in our company.

The OpenTV Corp. 2005 Incentive Plan provides for the grant of a variety of incentive awards tied to our Class A ordinary shares, including stock options, restricted shares, stock appreciation rights and performance awards. The compensation and nominating committee reviews the company’s equity compensation practices on a regular basis and makes determinations as to whether to grant equity awards to employees. In 2008, no such equity awards were granted to our employees, except for restricted shares granted to our Chief Executive Officer pursuant to the terms and conditions of his employment agreement and, as described below, stock options granted to new employees that we hire from time to time. The compensation and nominating committee will continue to review the company’s equity compensation practices on a regular basis and may approve additional equity award grants to our employees in the future. See the Grants of Plan-Based Awards table below for equity incentive compensation awarded to our named executive officers in 2008.

Our compensation and nominating committee continues to grant stock options to our employees in connection with the commencement of their employment. The stock options generally vest over a four-year period and are awarded with an exercise price equal to fair market value on the date of grant, generally measured by reference to the closing sale price on that date of our Class A ordinary shares, as reported by The NASDAQ Stock Market. We do not coordinate the timing of our awards with the release of material non-public information.

Perquisites and Other Personal Benefits. Historically, our primary means of compensation to our executive officers were cash and share-based compensation. We have not generally elected to offer a significant amount of perquisites to our employees. During 2008, we provided some perquisites and personal benefits to our Chief Executive Officer, Nigel W. Bennett, as described below in the summary of the employment arrangement we have with Mr. Bennett.

401(k) Plan. We maintain a 401(k) plan in which named executive officers may participate. During 2008, we matched 50% of participants’ contributions up to a maximum of $3,000. The amounts of matching contributions paid to our named executive officers are set forth below in the Summary Compensation Table. Participation in the 401(k) plan is available to all United States-based employees on a non-discriminatory basis.

Health and Welfare Benefits. We provide health, life and disability insurance and other employee benefits programs to our employees, including our named executive officers. The compensation and nominating committee is responsible for overseeing the administration of these programs and believes that the employee benefits programs should be generally comparable to those maintained by comparable companies so that we are able to attract and retain qualified employees. Our employee benefits plans are provided on a non-discriminatory basis to all employees, though depending upon the particular jurisdiction involved, our benefit plans may differ among the company’s regional offices, particularly those located outside of the United States.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the compensation and nominating committee considered the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under our OpenTV Corp. 2005 Incentive Plan. In order to maintain maximum flexibility in making compensation decisions and given the company’s current tax position, the compensation and nominating committee has not adopted a policy requiring all compensation to be deductible under Section 162(m).

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)			Stock Awards (2)			Option Awards (2)		Non-Equity Incentive Plan Compensation (3)	All Other Compensation			Total
Nigel W. Bennett Chief Executive Officer	2008 2007 2006	$ $ $	461,683 337,257 293,941	$ $	— 33,300 102,879	(6)	$ $	116,854 29,395 —	(4) (7)	$ $ $	74,358 102,284 130,748	$127,776 — —	$ $ $	216,433 464,114 325,277	(5) (8) (9)	$ $ $	997,104 966,350 852,845

Shum Mukherjee Executive Vice President & Chief Financial Officer	2008 2007 2006	$ $ $	334,243 321,368 310,500	$	— — 108,675		$ $	82,708 29,732 —	(10) (12)	$ $ $	85,449 120,350 169,044	$134,975 — —	$ $ $	3,000 3,000 3,000	(11) (11) (11)	$ $ $	640,375 474,450 591,219

Mark Beariault (13) Senior Vice President, General Counsel and Secretary	2008 2007	$ $	265,000 240,000		— —		$ $	59,847 21,705	(14) (15)	$ $	23,273 35,743	$98,751 —	$ $	3,000 3,000	(11) (11)	$ $	449,871 300,448

Michael Ivanchenko (13) Senior Vice President, Sales	2008 2007	$ $	239,557 228,136		— —		$ $	65,358 23,024	(16) (18)	$ $	41,900 60,047	$104,114 —	$ $	26,160 25,275	(17) (19)	$ $	477,089 336,482

Joel Zdepski (20) Senior Vice President and General Manager, Middleware	2008		$267,000		—			$58,134	(21)		$17,915	$89,005		$3,000	(11)		$435,054

(1)	Bonus compensation is displayed for the year such bonus was earned. As of the date of this Form 10-K/A, 2008 bonus amounts for our named executive officers had not yet been approved or paid. We currently expect such bonus amounts to be approved and paid during the quarter ending June 30, 2009.

(2)	For financial reporting purposes, the compensation expense related to share-based payment awards was calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R). However, as required for purposes of this presentation, the amounts shown in the table above exclude the impact of estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 14 to our consolidated financial statements for the year ended December 31, 2008, which are included in the Form 10-K.

(3)	Consists of cash amounts paid in 2008 under the 2007 Management Bonus Plan.

(4)	Consists of $61,089, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 56,789 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; $16,813, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 100,000 restricted Class A ordinary shares granted in November 2008 pursuant to the terms of Mr. Bennett’s employment agreement; and $38,952, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to other equity awards granted in prior years under the company’s equity incentive plans.

(5)	Consists of a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2008; an automobile allowance of $10,000; and a payment of $203,433 on behalf of Mr. Bennett to U.S. and U.K. income tax authorities in respect of Mr. Bennett’s 2008 compensation. The tax-related payments were made as part of an expatriate package for Mr. Bennett in connection with his previous assignment to our London, U.K. office, which ended in August 2007.

(6)	Represents a bonus amount paid to Mr. Bennett as part of the compensation arrangement agreed in connection with his appointment as Acting Chief Executive Officer in August 2007.

(7)	Consists of $27,157, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to 56,789 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $2,238, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to equity awards granted in 2007 and prior years under the company’s equity incentive plans.

(8)	Represents a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2007, $1,743 for medical expenses, $96,925 for housing and automobile allowance, $240 for reimbursement of tuition fees for his children and $4,895 in other expenses. These payments were made as part of an expatriate package for Mr. Bennett in connection with his assignment to our London, U.K. office, which ended in August 2007. The company also paid a total of $357,311 on behalf of Mr. Bennett to U.S. and U.K. income tax authorities as part of his expatriate package.

(9)	Represents a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2006, $750 for tax preparation, $131,246 for housing and automobile allowance and $52,223 for reimbursement of tuition fees for his children. The company also paid a total of $138,058 on behalf of Mr. Bennett to U.S. and U.K. income tax authorities. These payments were made as part of an expatriate package for Mr. Bennett in connection with his assignment to our London, UK office, which ended in August 2007.

(10)	Consists of $64,531, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 59,989 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $18,177, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to equity awards granted in prior fiscal years under the company’s equity incentive plans.

(11)	Represents a payment of $3,000 in connection with a matching contribution made to such individual’s 401(k) plan account in the fiscal year.

(12)	Consists of $28,688, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to 59,989 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $1,044, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to equity awards granted in 2007 and prior fiscal years under the company’s equity incentive plans.

(13)	Compensation information has been excluded for 2006 because the executive officer did not qualify as a named executive officer in 2006.

(14)	Consists of $47,188, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 43,867 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $12,659, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to equity awards granted in prior fiscal years under the company’s equity incentive plans.

(15)	Consists of $20,978, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to 43,867 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $727, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to equity awards granted in 2007 and prior fiscal years under the company’s equity incentive plans.

(16)	Consists of $49,777, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 46,273 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $15,581, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to equity awards granted in prior fiscal years under the company’s equity incentive plans.

(17)	Represents a payment of $11,450 to Australian tax authorities in respect of Mr. Ivanchenko’s 2008 compensation and an automobile allowance of $14,710.

(18)	Consists of $22,128, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to 46,273 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $896, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2007 with respect to equity awards granted in 2007 and prior fiscal years under the company’s equity incentive plans.

(19)	Represents a payment of $10,814 to Australian tax authorities in respect of Mr. Ivanchenko’s 2007 compensation and an automobile allowance of $14,461.

(20)	Compensation information has been excluded for 2007 and 2006 because the executive officer did not qualify as a named executive officer in 2007 or 2006.

(21)	Consists of $42,553, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to 39,558 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $15,581, which represents the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to equity awards granted in prior fiscal years under the company’s equity incentive plans.

Grants of Plan-Based Awards

The following table contains information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2008.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards		Grant Date Fair Value of Stock Awards
Nigel W. Bennett (1)	November 11, 2008	100,000	(2)	$115,000	(3)

(1)	Mr. Bennett was the only named executive officer to receive an equity award grant during the year ended December 31, 2008. The award was made pursuant to the terms of Mr. Bennett’s employment agreement dated November 5, 2008.

(2)	Consists of restricted Class A ordinary shares granted under our 2005 Incentive Plan that are restricted from sale, transfer or assignment; restrictions as to 1/3 of such shares lapse on each of March 5, 2009, 2010 and 2011.

(3)	Represents the grant date fair value of the restricted Class A ordinary shares granted. The SFAS 123R compensation expense related to this grant that was recognized for financial statement reporting purposes during 2008 was $16,813.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding equity awards outstanding as of December 31, 2008 for the named executive officers. Stock options issued under our equity incentive plans generally vest over four years, with 25% vesting on the first anniversary of the grant date and an additional 1/48th vesting thereafter on a monthly basis over the remaining three years. Stock options that were granted under our 2003 Incentive Plan through the end of 2004, however, generally vest over five years, with 25% vesting on the second anniversary of the date of grant and 25% yearly thereafter for the remaining three years.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares	Equity Incentive Plan Awards: Market Value of Unearned Shares (1)
Nigel W. Bennett	54,560 27,496 20,000 20,496 20,000 15,000 93,750 66,666	— — — — — 5,000 6,250 33,334	$ $ $ $ $ $ $ $	15.03 43.27 9.72 4.77 1.63 2.99 2.84 2.84	8/11/2009 6/30/2010 1/10/2011 10/1/2011 6/03/2013 3/23/2014 3/31/2015 4/04/2016	112,500 100,000	$ $	138,375 123,000

Shum Mukherjee	131,250 66,666	18,750 33,334	$ $	2.81 2.84	6/08/2015 4/04/2016	52,500		$64,575

Mark Beariault	12,500 9,375 38,333 16,666	— 3,125 1,667 8,334	$ $ $ $	3.42 2.99 2.70 2.84	11/24/2013 3/23/2014 2/18/2015 4/04/2016	36,562		$44,971

Michael Ivanchenko	10,000 1,400 10,551 4,000 9,375 67,500 33,333	— — — — 3,125 4,500 16,667	$ $ $ $ $ $ $	19.00 54.25 9.72 1.63 2.99 2.84 2.84	11/19/2009 7/17/2010 0/10/2011 6/03/2013 3/23/2014 3/31/2015 4/04/2016	45,000		$55,350

Joel Zdepski	30,000 20,000 15,000 9,832 9,375 38,333 12,000	— — — — 3,125 1,667 6,000	$ $ $ $ $ $ $	1.05 6.00 54.25 9.72 2.99 2.70 2.84	2/10/2009 8/13/2009 7/17/2010 1/10/2011 3/23/2014 2/18/2015 4/4/2016	45,000		$55,350

(1)	Calculated based on the closing price of the company’s Class A ordinary shares on December 31, 2008, which was $1.23 as reported by The NASDAQ Stock Market.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (1)	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Nigel W. Bennett	—	—	94,289	$115,633
Shum Mukherjee	—	—	77,489	$97,161
Mark Beariault	—	—	56,054	$56,588
Michael Ivanchenko	—	—	61,273	$76,642
Joel Zdepski	—	—	54,558	$67,980

(1)	None of our named executive officers exercised stock options during the year ended December 31, 2008.

Executive Compensation Arrangements

Employment Agreement with Chief Executive Officer

In November 2008, we entered into a new employment agreement with Nigel (Ben) Bennett, who has served as our Chief Executive Officer since March 2008 and our Acting Chief Executive Officer since August 2007. Under the employment agreement, Mr. Bennett’s annual salary, effective as of March 2008, is $475,000. An annual target bonus amount will be established by our compensation and nominating committee prior to the year in which such bonus applies. For 2008, Mr. Bennett’s target bonus was $300,000. Under the employment agreement, we agreed to grant Mr. Bennett 100,000 restricted Class A ordinary shares under the OpenTV Corp. 2005 Incentive Plan. Such shares are subject to the terms and conditions of a restricted share agreement, which terms and conditions include, among other things, restrictions on the sale, transfer or assignment of such shares that lapsed as to one-third of such shares on March 5, 2009 and that will lapse as to an additional one-third of such shares on each of March 5, 2010 and March 5, 2011. In addition, we agreed to grant to Mr. Bennett, subject to the availability of sufficient shares under our 2005 Incentive Plan, awards of 100,000 restricted Class A ordinary shares on the first business day following each of January 1, 2009, January 1, 2010 and January 1, 2011. The restrictions in respect of each grant will lapse as to one-third of the restricted shares on each anniversary of the applicable grant date over a three-year period. We also agreed to reimburse Mr. Bennett for lease payments and reasonable operating expenses for a company car.

Mr. Bennett’s employment agreement provides for an initial term of employment of one year and will automatically renew for successive one-year periods, unless either Mr. Bennett or we give notice of non-renewal at least twelve (12) months prior to the end of the then current employment term. Notwithstanding the notice requirement, we may relieve Mr. Bennett of his employment duties during the notice period, provided that we pay him a lump sum equal to the amount of his base salary that Mr. Bennett would have earned had he remained employed during the notice period. If Mr. Bennett’s employment is terminated by us other than for cause, death or disability or if Mr. Bennett resigns his employment due to a material reduction in his base salary or his authority, duties or responsibilities, then Mr. Bennett would receive the following:

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

In December 2007, we entered into a letter agreement with Mr. Bennett that governed the terms of his employment as Acting Chief Executive Officer until his appointment as Chief Executive Officer in March 2008. The terms of that letter agreement provided for an annual salary of $400,000 and a target bonus amount equal to 60% of his annual base salary.

Employment Letter Agreements with Other Named Executive Officers

We have also entered into letter agreements with Mark Beariault, Michael Ivanchenko, Shum Mukherjee and Joel Zdepski, our other named executive officers. Pursuant to these letter agreements, these named executive officers are employees at-will. However, if the employment of any such named executive officer is terminated by us other than for “cause,” as defined in the letter agreements, or as a result of a material reduction in duties or responsibilities or base salary, then the applicable named executive officer would receive the following:

•	payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination;

•

salary continuation for a period of six months after termination, unless such termination is within 12 months of a “change in control” (as defined in the employment letters), in which case such individual would be entitled to receive 12 months of salary;

•

continued vesting of stock options for a period of six months after termination, unless such termination is within 12 months of a “change in control,” in which case such individual would be entitled to receive 12 months of vesting; and

•	continued exercisability of stock options for a period of 90 days following the date on which the last stock options referred to in the preceding bullet point shall have vested.

In addition, these letter agreements, other than Mr. Ivanchenko’s agreement, contain an agreement not to compete with the business of our company for a period of one year from termination.

Potential Payments upon Termination or Change in Control

Some of our named executive officers, who are currently employed by the company, have contractual rights to severance or change in control payments under their employment agreements. For a description of potential payments upon termination or change in control, please see the information included above under “Executive Compensation Arrangements—Employment Agreement with our Chief Executive Officer” and “—Employment Letter Agreements with Other Named Executive Officers.” In addition, these named executive officers hold stock options issued under our stock option plans and the vesting of options issued under those plans may be accelerated, under certain circumstances, upon or in connection with a change in control of the company, including any change in control transaction in which such stock options are not assumed or substituted by the surviving entity in such a manner that the option holder retains, as nearly as may be practicable, substantially equivalent value taking into account, to the extent applicable, the kind and amount of securities, cash or other assets into or for which the Class A ordinary shares of the company may be changed, converted or exchanged in connection with the transaction.

Compensation of Directors

During the year ended December 31, 2008, each of our non-management directors was entitled to receive an annual retainer of $50,000 for serving on our board of directors, $10,000 for serving on the audit committee of the board, $5,000 for serving on the compensation and nominating committee of the board and $10,000 for serving on the executive committee of the board. In addition, the chairman of the audit committee was entitled to receive an annual retainer of $20,000, and the chairman of the compensation and nominating committee was entitled to receive an annual retainer of $10,000. In lieu of the foregoing amounts, our Chairman of the Board was entitled to receive an annual retainer of $120,000 and our Vice Chairman was entitled to receive an annual retainer of $100,000, in each case for his service to the board during 2008. The annual retainers were paid, subject to continued service as a director, in quarterly installments during 2008. If applicable, payments to directors were made on a pro rata basis to reflect the actual period of service of such directors during the year. During 2008, each of our non-management directors, other than our Chairman and Vice Chairman of the Board, also received a stipend of $1,500 for each non-regularly scheduled in-person board or committee meeting attended and $750 for each non-regularly scheduled telephonic board or committee meeting attended. All of our directors were reimbursed for actual expenses they incurred to attend board and committee meetings.

Non-management directors, other than our Chairman of the Board, were eligible to receive an option to purchase 10,000 Class A ordinary shares in 2008. The exercise price of such stock options was equal to the fair market value of our Class A ordinary shares on the date of grant. The vesting schedule for these options was four years, with twenty-five percent (25%) vesting on the first anniversary of the grant date and an additional 1/48th vesting thereafter on a monthly basis over the remaining three years. Each option has a ten-year term unless earlier terminated. The options remain exercisable as to vested shares for up to ninety days following the optionee’s termination of service as a director, unless such termination is a result of death or of total and permanent disability, in which case the options remain exercisable for up to a one-year period. For his service to the board during 2008, our Chairman of the Board received a grant of 50,000 Class A ordinary shares in March 2008, which are restricted from sale or transfer for a four-year period.

Director Compensation Table

The following table sets forth the compensation paid to our directors during the year ended December 31, 2008.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (2)(3)	Total
André Kudelski	$120,000	$23,600	(4)	—	$143,600
James Chiddix	$100,000	—		$5,020	$105,020
Joseph Deiss	$92,500	—		$5,020	$97,520
Lucien Gani	$50,750	—		$5,020	$55,770
Jerry Machovina	$72,500	—		$19,883	$92,383
Mercer Reynolds (5)	$25,000	—		$5,020	$30,020
Pierre Roy	$50,000	—		$5,020	$55,020
Mauro Saladini	$61,500	—		$1,333	$62,833
Claude Smadja	$66,500	—		$5,020	$71,520
Eric Tveter	$87,500	—		$4,799	$92,299

(1)	Nigel Bennett, our Chief Executive Officer, was appointed as a member of the board of directors in November 2008. Mr. Bennett did not receive any compensation for his service as a director because he is also a member of management.

(2)	The amounts shown reflect the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 with respect to equity awards granted in 2008 and in prior fiscal years. However, as required for purposes of this presentation, the amounts shown in the table above exclude the impact of estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 14 to our consolidated financial statements, which are included in the Form 10-K.

(3)	On March 14, 2008, each of our non-management directors, other than the Chairman of our Board, received an option to purchase 10,000 of our Class A ordinary shares. The exercise price of each such stock option is $1.18 per share, the closing price of our Class A ordinary shares on the date of grant, as reported by The NASDAQ Stock Market.

(4)	The value of the 50,000 restricted shares issued to Mr. Kudelski reflects the SFAS 123R compensation expense recognized for financial statement reporting purposes for 2008 and was not reduced to take into account any estimated forfeitures related to service-based vesting conditions.

(5)	Mr. Reynolds did not stand for reelection as a director at our 2008 annual meeting of shareholders held in June 2008.

Report of Compensation and Nominating Committee

The compensation and nominating committee has reviewed the foregoing Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A. This report is provided by the following directors, who comprise the compensation and nominating committee:

Submitted by the members of the compensation and nominating committee:
Joseph Deiss (Chairman)
Jerry Machovina
Claude Smadja

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

The table below sets forth, to the extent known by us or ascertainable from public filings, certain information as of March 31, 2009 with respect to the beneficial ownership of each class of our ordinary shares by each person who is known by us to be the beneficial owner of more than five percent of any class of our ordinary shares.

Unless otherwise indicated in the footnotes below, each entity has sole voting power and investment power with respect to the ordinary shares set forth opposite such entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For the purpose of computing the percentage ownership and voting power, ordinary shares issuable upon exercise or conversion of options, warrants and convertible securities that are exercisable or convertible on or within 60 days after March 31, 2009 are deemed to be outstanding and beneficially owned by the entity holding the options, warrants or convertible securities, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other entity. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of OpenTV Class A ordinary shares.

The percentage ownership information set forth in the following table is based upon 107,927,469 OpenTV Class A ordinary shares and 30,206,154 OpenTV Class B ordinary shares, in each case outstanding as of March 31, 2009.

Name and Address of Beneficial Owner	Class of Stock	Number of Shares	Percent of Class	Voting Power

Kudelski SA (1) 22-24, Route de Genève Case Postale 134 1033 Cheseaux, Switzerland	Class A Class B	14,436,148 30,206,154	13.4% 100.0%	77.2%

Discovery Equity Partners, L.P. (2) 191 North Wacker Drive Suite 1685 Chicago, IL 60606	Class A	12,310,736	11.4%	3.0%

Sun Microsystems, Inc. (3) 901 San Antonio Road Mail Stop PAL 1-S2 Palo Alto, CA 94304	Class A	7,594,796	7.0%	1.9%

(1)	Includes 7,902,197 Class A ordinary shares held directly by Kudelski SA and 6,533,951 Class A ordinary shares held by Kudelski Interactive Cayman, Ltd., a subsidiary of Kudelski SA. The Class B ordinary shares are held by Kudelski Interactive USA, Inc., a subsidiary of Kudelski SA.

(2)	Based on information contained in Amendment No. 1 to Schedule 13D filed with the SEC on April 2, 2009, Discovery Group I, LLC (“Discovery Group”) has acquired the shares on behalf of discretionary clients of Discovery Group, including Discovery Equity Partners, L.P. (“Discovery Partners”); Discovery Group is the general partner of Discovery Partners; and Daniel J. Donoghue and Michael R. Murphy are managing members of Discovery Group and may be deemed to beneficially own shares owned and/or held by and/or for the account and/or benefit of Discovery Partners.

(3)	Sun Microsystems, Inc. holds its shares through its subsidiary, Sun TSI Subsidiary, Inc.

Security Ownership of Management

The following table sets forth, to the extent known by OpenTV or ascertainable from public filings, certain information as of March 31, 2009 with respect to the beneficial ownership of OpenTV Class A ordinary shares and OpenTV Class B ordinary shares by (i) each of our current directors; (ii) each of our named executive officers identified in “Executive Compensation” above; and (iii) all current directors and executive officers as a group. In addition, the table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership by such individuals of equity securities of Kudelski SA, which owns a controlling interest in us.

The following information regarding OpenTV ordinary shares is given as of March 31, 2009 and, in the case of percentage ownership information, is based on 107,927,469 OpenTV Class A ordinary shares and 30,206,154 OpenTV Class B ordinary shares, in each case outstanding on that date. The following information regarding equity securities of Kudelski SA is given as of March 31, 2009, unless otherwise indicated, and, in the case of percentage ownership information, is based on 46,300,000 registered shares and 47,767,414 bearer shares of Kudelski SA outstanding on that date. For purposes of the information below regarding ownership of Kudelski SA shares, Kudelski SA’s registered shares are wholly owned by André Kudelski and his family. The other named individuals who hold Kudelski SA shares own bearer shares. Each registered and bearer share entitles its holder to one vote.

Shares issuable upon exercise or conversion of options, warrants and convertible securities that are exercisable or convertible on or within 60 days after March 31, 2009, with respect to our and Kudelski SA securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that person, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other person. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of shares of OpenTV Class A ordinary shares. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class	Voting Power

Nigel W. Bennett	OpenTV Class A OpenTV Class B Kudelski SA	718,926 — —	(1)	*	*

Mark Beariault	OpenTV Class A OpenTV Class B Kudelski SA	155,536 — —	(2)	*	*

James A. Chiddix	OpenTV Class A OpenTV Class B Kudelski SA	82,553 — —	(3)	*	*

Joseph Deiss	OpenTV Class A OpenTV Class B Kudelski SA	17,916 — 1,000	(3)	* *	* *

Lucien Gani	OpenTV Class A OpenTV Class B Kudelski SA	7,916 — 10,490	(4)	* *	* *

Michael Ivanchenko	OpenTV Class A OpenTV Class B Kudelski SA	225,009 — —	(5)	*	*

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class		Voting Power

André Kudelski	OpenTV Class A OpenTV Class B Kudelski SA	14,536,148 30,206,154 53,724,311	(6) (7) (8)(9)	13.5 100.0 57.1	% % %	77.2 57.1	% %

Jerry Machovina	OpenTV Class A OpenTV Class B Kudelski SA	60,152 — —	(4)	*		*

Shum Mukherjee	OpenTV Class A OpenTV Class B Kudelski SA	339,291 — —	(10)	*		*

Pierre Roy	OpenTV Class A OpenTV Class B Kudelski SA	7,916 — 18,741	(4)	*		*

Mauro Saladini	OpenTV Class A OpenTV Class B Kudelski SA	2,916 — 64,883	(4) (11)	*		*

Claude Smadja	OpenTV Class A OpenTV Class B Kudelski SA	7,916 — 1,300	(4)	*		*

Eric Tveter	OpenTV Class A OpenTV Class B Kudelski SA	7,707 — —	(4)	*		*

Joel Zdepski	OpenTV Class A OpenTV Class B Kudelski SA	395,676 —	(12)	*		*

All directors and executive officers as a group (14 persons)	OpenTV Class A OpenTV Class B Kudelski SA	16,565,578 30,206,154 53,820,527	(13)	15.4 100 57.3	% % %	77.5%

*	Indicates less than 1 percent

(1)	Includes beneficial ownership of 339,634 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(2)	Includes beneficial ownership of 84,270 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(3)	Includes beneficial ownership of 7,916 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(4)	Consists solely of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(5)	Includes beneficial ownership of 148,992 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(6)	Represents Class A ordinary shares owned directly by Mr. Kudelski and Class A ordinary shares held by Kudelski SA and its affiliates for which Mr. Kudelski may be deemed the beneficial owner as a result of his position at Kudelski SA.

(7)	Represents Class B ordinary shares held by Kudelski SA and its affiliates for which Mr. Kudelski may be deemed the beneficial owner as a result of his position at Kudelski SA.

(8)	Includes registered and bearer shares held by Mr. Kudelski and his family (under the sole voting control of Mr. Kudelski).

(9)	Includes beneficial ownership of 198 Kudelski bearer shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(10)	Includes beneficial ownership of 223,957 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(11)	Includes beneficial ownership of 63,018 Kudelski bearer shares that may be acquired within 60 days after March 31 2009 pursuant to stock options and 1,865 Kudelski bearer shares that may be acquired within 60 days after March 31 2009 pursuant to a convertible debt instrument.

(12)	Includes beneficial ownership of 111,207 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

(13)	Includes beneficial ownership of 1,018,415 of our Class A ordinary shares that may be acquired within 60 days after March 31, 2009 pursuant to stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance (excluding Securities reflected in column(a))
Equity compensation plans approved by security holders	4,985,541	(1)	$4.88		2,843,925	(2)
Equity compensation plans not approved by security holders	791,100	(3)	$3.31	(4)	—

Total	5,776,641		$4.84	(4)	2,843,925

(1)	Represents (i) 1,401,360 Class A ordinary shares issuable upon the exercise of options outstanding under the 1999 Plan, (ii) 92,734 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 1,134,966 Class A ordinary shares issuable upon the exercise of options outstanding under the 2003 Plan, (iv) 1,966 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of ACTV, Inc. in July 2003, and (v) 2,354,516 Class A ordinary shares issuable upon the exercise of options outstanding under the 2005 Plan.

(2)	Represents (i) 2,343,925 Class A ordinary shares available for future issuance under the 2005 Plan and (ii) 500,000 Class A ordinary shares available for future issuance under the ESPP.

(3)	Represents (i) 137,534 Class A ordinary shares issuable upon exercise of outstanding stock options granted under the 2001 Plan, and (ii) 653,566 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, which we refer to as the Exchange Plan.

(4)	Does not include information regarding the weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

As a result of our shareholders’ approval of our 2005 Incentive Plan (the “2005 Plan”) on November 10, 2005, no further awards will be granted under the following plans:

•	our Amended and Restated 1999 Share Option/ Share Issuance Plan (the “1999 Plan”);

•	our 2001 Nonstatutory Stock Option Plan (the “2001 Plan”); and

•	our 2003 Incentive Plan (the “2003 Plan”).

In addition, our board of directors has suspended offering periods under our Amended and Restated 1999 Employee Stock Purchase Plan (the “ESPP”), and no options or purchase rights are currently outstanding under the ESPP. The ESPP terminates on December 31, 2009.

2000 Exchange Plan

Exchange rights granted under the Exchange Plan enable the holder to exchange, generally on a one-for-one basis, shares of the common stock of our majority-owned subsidiary, OpenTV, Inc. (including shares of OpenTV, Inc. common stock that may be acquired pursuant to the exercise of options outstanding under OpenTV, Inc.’s Amended and Restated 1998 Stock Purchase/Stock Issuance Plan, which we refer to as the 1998 Plan), for our Class A ordinary shares. Although 800,868 Class A ordinary shares were reserved for future issuance under the Exchange Plan as of December 31, 2008, only 653,566 shares of OpenTV, Inc. common stock (62,000 of which were underlying options to purchase shares of OpenTV, Inc. common stock previously granted under the 1998 Plan at a weighted-average exercise price of $4.64) were actually eligible for exchange under the Exchange Plan as of that date. We no longer grant options under the 1998 Plan.

2001 Nonstatutory Stock Option Plan

Our board of directors adopted the 2001 Nonstatutory Stock Option Plan. The 2001 Plan did not require the approval of our shareholders, and no shareholder approval was obtained or sought. The material features of the 2001 Plan are summarized below.

Share Reserve. Options to purchase 137,534 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2008. We no longer grant options under the 2001 Plan, and any previously issued options under the 2001 Plan that are forfeited, cancelled or otherwise terminated without being exercised would not become available for future grants.

Administration. The compensation and nominating committee of our board of directors administers the 2001 Plan. The compensation and nominating committee has complete discretion to make all decisions relating to the administration, interpretation and operation of the 2001 Plan.

Eligibility. The following groups of individuals are eligible to participate in the 2001 Plan:

•	employees (other than employees who are executive officers); and

•	consultants.

Structure of Plan. The 2001 Plan permits the grant of options to purchase Class A ordinary shares to eligible participants. Options to purchase our Class A ordinary shares that may be granted under the 2001 Plan are non-statutory options and do not qualify for the favorable tax treatment afforded incentive options under Section 422 of the Internal Revenue Code. The exercise price and other terms of non-statutory options granted under the 2001 Plan are determined by the compensation and nominating committee. The compensation and nominating committee may provide that non-statutory options will be transferable.

Corporate Transaction. Options granted under the 2001 Plan will automatically vest in full upon the occurrence of certain change in control events if such options are not assumed or exchanged for equivalent rights by the successor entity in accordance with the terms of the 2001 Plan. In the event of a corporate transaction that does not result in the automatic vesting of options and other awards, the board of directors or the compensation and nominating committee has discretion to accelerate vesting of such options and other awards.

Amendment and Termination. The board of directors may amend the 2001 Plan at any time. If our board of directors amends the 2001 Plan, shareholder approval will be sought if required by applicable law. The 2001 Plan will terminate upon the earliest of (i) ten years after its adoption by our board of directors, or (ii) such earlier date as determined by our board of directors.

Change of Control

Other than as contemplated by the February 27, 2009 non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates, we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Non-Binding Proposal from Kudelski” below.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following describes certain agreements we have with certain of our significant shareholders and describes certain transactions or proposed transactions involving related parties and us from January 2008 through the date of this Form 10-K/A. We believe that the terms of each of these agreements are no less favorable to us than terms we would have obtained in arm’s length negotiations with unaffiliated third parties. Prior to entering into any related party transaction, the company, and if applicable the audit committee of the board of directors, reviews and approves the proposed transaction in light of applicable law, NASDAQ Stock Market Rules, our Code of Business Conduct and Ethics and other appropriate considerations.

Stock Purchase Transaction between Kudelski and Liberty Media

On January 16, 2007, Kudelski completed a stock purchase transaction with Liberty Media Corporation (“Liberty Media”), pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of March 31, 2009, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting power of our ordinary shares on an undiluted basis. We were not a direct party to that transaction, but we entered into an agreement with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in our company. Pursuant to that agreement, we received a total of approximately $19.7 million in cash from Liberty Media in connection with the stock purchase transaction, $14.3 million of which we received in February 2008 after the expiration of the indemnity period specified in the stock purchase agreement between Liberty Media and Kudelski. During the year ended December 31, 2008, we also received approximately $0.1 million in interest income related to the unpaid capital contribution from Liberty Media. No further amounts are due to us under the terms of such agreement between us and Liberty Media.

Commercial Arrangements with Affiliates of Kudelski

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

In February 2008, we signed a multi-year license and distribution agreement with Nagravision SA, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to OpenTV in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions offered by OpenTV to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to OpenTV under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing OpenTV middleware deployed by such customers and the amount of professional services requested by Nagravision. As of March 31, 2009, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services provided from time to time by OpenTV for Nagravision. Unless otherwise agreed, professional services performed by OpenTV will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers. During the three months ended March 31, 2009, we recognized $1.8 million in revenue under these arrangements with Nagravision.

Non-Binding Proposal from Kudelski

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal. The special committee has appointed UBS Securities LLC as its independent financial advisor in connection with its review of the proposal from Kudelski SA and Covington & Burling LLP to serve as its independent legal counsel.

Indemnification Agreements with Directors and Executive Officers

We have entered into customary indemnification agreements with some of our executive officers and directors and expect to continue to do so in the future if new officers or directors join our company.

Director Independence

It is our policy that certain members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with our company. Our board of directors evaluates each director’s independence under the NASDAQ Global Market listing standards as well as applicable rules and regulations adopted by the SEC. In accordance with these listing standards and rules, our board of directors has determined that Messrs. Deiss, Machovina and Tveter are each qualified as an independent director of our company.

We are a “controlled company” as defined in Rule 5615(c)(1) of the Nasdaq Stock Market Rules because more than 50% of our voting power is beneficially owned by Kudelski. Please see “Security Ownership of Certain Beneficial Owners and Management” above. Therefore, we are not subject to the requirements of Rule 5605(b), (d) and (e) that would otherwise require us to have (i) a majority of independent directors on our board of directors; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees and All Other Fees

The following table presents fees for services rendered by Grant Thornton, our independent registered public accountants during 2008 and 2007 (amounts in thousands).

Grant Thornton LLP:

	2008	2007
Audit fees, excluding audit-related fees (1)	$1,230	1,233
Audit-related fees (2)	$86	90

(1)	Represents fees billed for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and work required under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Represents professional consultations with respect to accounting issues affecting our financial statements, new accounting pronouncements, issuance of consents for regulatory filings and acquisition-related services.

The audit committee of our board of directors has policies and procedures that require the pre-approval by the audit committee of services performed by our independent registered public accountants. At the beginning of each year, the audit committee approves the proposed services, including the nature, type and scope of service contemplated and the related fees, to be rendered by our independent registered public accountants during the year. In addition, audit committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees approved by the audit committee. The performance by our independent registered public accountants of any non-audit services additionally requires a determination by the audit committee that performance of such services will not impair independence. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the audit committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15 of the Form 10-K is amended to add the following exhibits:

(3) Exhibits

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

Dated: April 30, 2009	/s/ NIGEL W. BENNETT
Nigel W. Bennett Chief Executive Officer