Form 10-Q
period 2009-03-31
OPENTV CORP
filed 2009-05-11
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 31, 2009, the Registrant had outstanding:

107,927,469 Class A ordinary shares, no par value; and

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

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008 *
ASSETS
Current assets:
Cash and cash equivalents	$106,693	$93,887
Short-term marketable debt securities	7,173	7,768
Accounts receivable, net of allowance for doubtful accounts of $1,168 and $1,076 at March 31, 2009 and December 31, 2008, respectively	25,888	27,275
Prepaid expenses and other current assets	4,750	4,628

Total current assets	144,504	133,558
Long-term marketable debt securities	316	1,178
Property and equipment, net	7,507	7,974
Goodwill	95,250	95,250
Intangible assets, net	8,179	8,519
Other assets	2,341	2,471

Total assets	$258,097	$248,950

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,301	$2,287
Accrued liabilities	22,431	17,602
Accrued restructuring	217	238
Deferred revenue	19,865	16,130

Total current liabilities	44,814	36,257
Accrued liabilities, net of current portion	999	1,160
Accrued restructuring, net of current portion	1,141	1,146
Deferred revenue, net of current portion	16,420	17,092

Total liabilities	63,374	55,655
Commitments and contingencies (Note 13)
OpenTV Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,927,469 and 108,385,176 shares issued and outstanding, including treasury shares, at March 31, 2009 and December 31, 2008, respectively	2,234,162	2,234,687
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at March 31, 2009 and December 31, 2008	35,953	35,953
Additional paid-in capital	515,933	515,506
Treasury shares at cost, zero and 523,647 shares at March 31, 2009 and December 31, 2008, respectively	—	(623)
Accumulated other comprehensive loss	(2,444)	(2,163)
Accumulated deficit	(2,589,309)	(2,590,496)

Total OpenTV shareholders’ equity	194,295	192,864
Noncontrolling interest	428	431

Total equity	194,723	193,295

Total liabilities and equity	$258,097	$248,950

*	The condensed consolidated balance sheet at December 31, 2008 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Royalties and licenses	$21,627	$22,221
Services and other	7,784	11,584

Total revenues	29,411	33,805
Cost of revenues:
Royalties and licenses	969	1,423
Services and other	10,047	10,073

Total cost of revenues	11,016	11,496

Gross profit	18,395	22,309
Operating expenses:
Research and development	8,635	9,292
Sales and marketing	1,896	2,353
General and administrative	5,723	6,371
Restructuring and impairment	(7)	—
Amortization of intangible assets	69	185

Total operating expenses	16,316	18,201

Profit from operations	2,079	4,108
Interest income	106	716
Other income (expense)	(533)	1,854

Profit before income taxes	1,652	6,678
Income tax expense	465	363

Net income	1,187	6,315
Less: Net income attributable to the noncontrolling interest	(3)	(8)

Net income attributable to OpenTV	$1,184	$6,307

Net income attributable to OpenTV per share, basic	$0.01	$0.05

Net income attributable to OpenTV per share, diluted	$0.01	$0.04

Shares used in per share calculation, basic	138,065,010	139,789,266

Shares used in per share calculation, diluted	138,833,063	140,494,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,187	$6,315
Less: Net income attributable to the noncontrolling interest	(3)	(8)

Net income attributable to OpenTV	1,184	6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,111	1,034
Amortization of intangible assets	340	1,025
Share-based compensation	548	1,409
Non-cash employee compensation	2	6
Provision for doubtful accounts	360	243
Gain on disposal of fixed assets	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	543	(14,849)
Prepaid expenses and other current assets	(122)	32
Other assets	130	(80)
Accounts payable	242	(1,460)
Accrued liabilities	4,687	2,700
Accrued restructuring	(26)	(593)
Deferred revenue	3,547	3,582

Net cash provided by (used in) operating activities	12,545	(644)
Cash flows from investing activities:
Purchase of property and equipment	(735)	(850)
Proceeds from sale of cost investment	—	1,739
Proceeds from disposal of property and equipment	2	—
Proceeds from sale of marketable debt securities	2,284	11,359
Purchase of marketable debt securities	(890)	(1,330)

Net cash provided by investing activities	661	10,918
Cash flows from financing activities:
Repurchase of restricted shares	(65)	—
Repurchase of treasury shares	(228)	—
Capital contribution from the former controlling shareholder	—	14,333
Proceeds from issuance of ordinary shares	21	—

Net cash provided by (used in) financing activities	(272)	14,333
Effect of exchange rate changes on cash and cash equivalents	(128)	(260)

Net increase in cash and cash equivalents	12,806	24,347
Cash and cash equivalents, beginning of period	93,887	58,599

Cash and cash equivalents, end of period	$106,693	$82,946

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(57)	$(567)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$—	$2

Retirement of treasury shares	$623	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, these unaudited condensed consolidated interim financial statements (interim financial statements) have been prepared on the same basis as our December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal closing adjustments, necessary to fairly state the information set forth within. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim period financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying interim financial statements include the accounts of OpenTV Corp., sometimes referred to herein as OpenTV, together with its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2009 presentation, primarily to account for a noncontrolling interest.

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

Note 2. Summary of Significant Accounting Policies

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1). FSP FAS 141R-1 amends the guidance in SFAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008.

The adoption of SFAS 141(R) and FSP FAS 141R-1 did not have a material impact on our financial statements. However, the adoption of SFAS 141(R) and FSP FAS 141R-1 may cause any future business combinations into which we enter to have a significant impact on our financial statements as compared to our prior acquisitions which were accounted for according to the prior rules under GAAP.

Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other related rules under GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 160 did not have a material impact on our financial statements. Upon adoption of SFAS 160, we reclassified a noncontrolling interest as a separate component of equity and noncontrolling interest income to net income attributable to noncontrolling interest in our financial statements. In addition, we disclosed the noncontrolling interest component in comprehensive income footnote as required by SFAS 160.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 applies prospectively; retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 157-4 to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 115-2 and FAS 124-2 to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 107-1 and APB 28-1 to have a material impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have an impact on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have an impact on our financial statements.

Note 3. Net Income Per Share

Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the periods presented. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consists of incremental ordinary shares issuable upon the exercise of stock options (using the treasury stock method) and ordinary shares issuable in exchange for shares of common stock (using the if-converted method) of OpenTV, Inc., our subsidiary.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$1,187	$6,315
Less: Net income attributable to the noncontrolling interest	(3)	(8)

Net income attributable to OpenTV	$1,184	$6,307

Denominator - basic:
Basic weighted average shares	138,065,010	139,789,266

Denominator - diluted:
Weighted average shares	138,065,010	139,789,266
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	114,487	51,280
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	653,566	653,566

Diluted weighted average shares	138,833,063	140,494,112

Net income attributable to OpenTV per share, basic	$0.01	$0.05

Net income attributable to OpenTV per share, diluted	$0.01	$0.04

The following weighted items as of March 31, 2009 and 2008 were not included in the computation of diluted net income per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Class A ordinary shares issuable upon exercise of stock options	4,840,916	5,607,063

Note 4. Balance Sheet Components (in thousands)

	March 31, 2009	December 31, 2008
Prepaid expenses and other current assets:
Value added tax	$474	$555
Current deferred tax asset	307	312
Prepaid rent	572	572
Deferred contract costs	891	719
Other	2,506	2,470

	$4,750	$4,628

Property and equipment:
Computers and equipment	$15,744	$15,383
Software	2,917	2,845
Furniture and fixtures	1,563	1,768
Leasehold improvements	2,924	2,969

	23,148	22,965
Less: Accumulated depreciation and amortization	(16,155)	(15,228)
Add: Construction in progress	514	237

	$7,507	$7,974

Other assets:
Deposits	$1,196	$1,240
Deferred contract costs	882	958
Long-term deferred tax asset	247	258
Other	16	15

	$2,341	$2,471

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$13,103	$11,251
Accrued professional fees	1,740	1,286
Accrued income taxes	2,093	1,799
Deferred rent	830	1,043
Other	5,664	3,383

	$23,430	$18,762

As of March 31, 2009 and December 31, 2008, accounts receivable included approximately $1.1 million and $0.3 million, respectively, of unbilled receivables.

Note 5. Goodwill

As of March 31, 2009, our goodwill balance related to (i) our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, substantially all of the assets of CAM Systems and Ruzz TV, and (ii) our acquisition of minority interests upon the conversions of OpenTV, Inc. shares to OpenTV Corp. shares.

Minority stockholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our Class A ordinary shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase by us of a noncontrolling interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date, as such price is reported on The NASDAQ Stock Market.

Note 6. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		March 31, 2009			December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	13	$14,102	$(6,236)	$7,866	$8,136
Contracts and relationships	5	1,000	(717)	283	333
Trademarks	4	300	(270)	30	50

		$15,402	$(7,223)	$8,179	$8,519

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $0.3 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. Of the aggregate amount, $0.2 million and $0.8 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended March 31, 2009 and 2008, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2009 (remaining nine months)	$991
2010	1,214
2011	1,081
2012	1,081
2013	1,081
2014	1,081
Thereafter	1,650

$8,179

Note 7. Restructuring and Impairment Costs

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

The following sets forth the restructuring activity during the three months ended March 31, 2009 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2008	$14	$1,370	$1,384
Reversal	(7)	—	(7)
Cash payments	(7)	(12)	(19)

Balance, March 31, 2009	$—	$1,358	$1,358

The outstanding accrual for excess facilities relates to operating lease obligations that expire in 2016.

Note 8. Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Reported net income	$1,187	$6,315
Other comprehensive income (loss):
Foreign currency translation losses	(218)	(198)
Unrealized losses on available-for-sale investments, net of income taxes	(63)	(103)

Comprehensive income	$906	$6,014
Comprehensive income attributable to the noncontrolling interest	(3)	(8)

Comprehensive income attributable to OpenTV	$903	$6,006

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or nonstatutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception. As of March 31, 2009, options to purchase 2,264,470 Class A ordinary shares were outstanding under the 2005 Plan, and 2,351,927 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of March 31, 2009, options to purchase 1,116,790 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan. As of March 31, 2009, options to purchase 137,534 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan. As of March 31, 2009, options to purchase 1,299,960 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of March 31, 2009, options to purchase 62,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of March 31, 2009, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of March 31, 2009, options to purchase 1,966 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees

In December 2007, we issued 1,211,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares are restricted from sale or transfer and subject to forfeiture for a period of time that is equivalent to the normal vesting schedule applied to stock options granted under the 2005 Plan. In the event that an employee holding 2007 Restricted Shares is terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that have not vested as of the termination date will be forfeited and cancelled, except that our Chief Executive Officer has the right, in certain cases as set forth in his employment agreement such as his termination without cause or resignation for good reason, to accelerated lapsing of restrictions on a portion of his 2007 Restricted Shares.

As of March 31, 2009, an aggregate of 188,324 of such 2007 Restricted Shares had been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance.

Restrictions on the sale or transfer of the 2007 Restricted Shares lapsed as to 25% of such shares in December 2008, and thereafter lapse as to 1/48th of such shares over each of the remaining 36 months. As of March 31, 2009, restrictions as to an aggregate of 324,509 of the 2007 Restricted Shares had lapsed and we withheld an aggregate of 110,172 of such shares to satisfy applicable withholding tax liabilities. As of March 31, 2009, 698,416 of the 2007 Restricted Shares were outstanding and subject to restrictions.

In March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Executive Chairman. Such shares are restricted as to sale or transfer for a period of four years from the date of grant.

In November 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer pursuant to the terms of his employment agreement. The restrictions as to sale or transfer of such shares lapse with respect to one-third of the restricted shares on each of March 5, 2009, 2010 and 2011. As of March 31, 2009, restrictions as to 33,333 of such shares had lapsed and we withheld 12,864 of such shares to satisfy applicable withholding tax liabilities.

In March 2009, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer pursuant to the terms of his employment agreement. The restrictions as to sale or transfer of such shares lapse with respect to one-third of the restricted shares on each of January 1, 2010, 2011 and 2012.

2007 Management Bonus and Equity Issuance Plan (2007 Plan)

In August 2007, our board of directors approved the adoption of the 2007 Plan, which was a special bonus plan designed both to better align management with certain profitability targets established by our board of directors and as a management retention mechanism following the change in control of our company in January 2007. The profitability targets were based on cumulative net income of the company, as measured over any four consecutive fiscal quarters during the period commencing April 1, 2007 and ending December 31, 2009, with cumulative net income being based on net income as publicly reported in the financial statements of the company, subject to certain exclusions. The plan provided for bonus awards, comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares pursuant to our 2005 Incentive Plan. The 2007 Plan provided for the vesting of the restricted shares and the right to receive the cash component, in each case on a pro rata basis, in accordance with the following schedule: (i) 62.5% upon our achievement of cumulative net income equal to or greater than zero, (ii) 12.5% upon our achievement of cumulative net income equal to or greater than $4,000,000, and (iii) 25% upon our achievement of cumulative net income equal to or greater than $6,000,000.

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

We recorded approximately $0.8 million of share-based compensation expense related to achievement of performance targets during the three months ended March 31, 2008.

Share-based Compensation Expenses

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues - services and other	$82	$238
Research and development	207	504
Sales and marketing	88	163
General and administrative	171	504

	$548	$1,409

Cash received from option exercises under all share-based compensation plans was not significant for the three months ended March 31, 2009. No options were exercised during the three months ended March 31, 2008. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three months ended March 31, 2009 and 2008. No share-based compensation costs were capitalized for the three months ended March 31, 2009 and 2008.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The assumptions used for our calculations were as follows:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	1.38% - 1.90%	3.39% - 3.75%
Average expected lives (months)	61	63
Dividend yield	—	—
Expected volatility	71%	62%

Our computations of expected volatility for the three months ended March 31, 2009 and 2008 were based on historical volatility of our share price. Our computations of expected life for the three months ended March 31, 2009 and 2008 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rates for periods within the contractual life of the awards are based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three months ended March 31, 2009:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2008	5,185,075		$4.84
Options granted	77,200	$1.09 - $1.34	$1.19
Options exercised	(20,100)	$1.05	$1.05
Options forfeited	(119,471)	$1.03 - $3.16	$2.19
Options expired	(147,250)	$1.05 - $9.90	$1.79

Balance, March 31, 2009	4,975,454		$4.95

The following table summarizes information with respect to options outstanding at March 31, 2009:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 1.51	826,440	9.13	$1.29	76,971	$1.15
$ 1.53 - $ 2.60	497,436	6.19	$2.21	342,512	$2.18
$ 2.61 - $ 2.69	30,650	6.48	$2.66	26,340	$2.66
$ 2.70 - $ 2.70	898,495	5.58	$2.70	898,495	$2.70
$ 2.73 - $ 2.82	252,358	6.30	$2.78	229,386	$2.79
$ 2.84 - $ 2.84	1,021,722	6.60	$2.84	819,219	$2.84
$ 2.85 - $ 3.23	545,625	5.87	$3.01	463,396	$3.01
$ 3.35 - $ 9.72	567,647	3.13	$6.59	531,094	$6.80
$ 9.90 - $ 82.06	334,081	1.16	$32.53	334,081	$32.53
$ 88.00 - $ 88.00	1,000	0.67	$88.00	1,000	$88.00

	4,975,454	5.94	$4.95	3,722,494	$5.98

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black-Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three months ended March 31, 2009.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of March 31, 2009 was approximately $0.2 million, based on the closing price of our Class A ordinary shares on March 31, 2009, which was $1.51.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of March 31, 2009 was not significant, based on the closing price of our Class A ordinary shares on March 31, 2009, which was $1.51. The weighted average remaining contractual life of currently exercisable options, calculated at March 31, 2009, was 5.12 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of March 31, 2009 was 4,678,987, the weighted-average exercise price of which was $5.16. The aggregate intrinsic value of options vested and expected-to-vest as of March 31, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on March 31, 2009, which was $1.51. The weighted average remaining contractual life of options vested and expected-to-vest as of March 31, 2009 was 5.78 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.71 and $0.66 per share for grants in the three months ended March 31, 2009 and 2008, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2008	980,347	$1.07
Unvested restricted shares granted	100,000	$1.34
Unvested restricted shares forfeited and cancelled	(17,957)	$1.04
Restricted shares vested	(97,307)	$1.08

Unvested shares balance, March 31, 2009	965,083	$1.09

Unrecognized Compensation Expense

As of March 31, 2009, there was approximately $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.47 years.

As of March 31, 2009, there was approximately $0.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted shares granted. That cost is expected to be recognized over a weighted-average period of 2.66 years.

Note 10. Employee Bonus

As of March 31, 2009, bonus awards under our employee bonus plans in respect of the year ended December 31, 2008 had not yet been approved, but such awards are expected to be approved and paid during the second quarter of 2009. The estimated amount of the bonus awards was fully accrued as of December 31, 2008.

In August 2007, our board of directors approved the adoption of the 2007 Plan, which was comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares, subject to achievement of specified profitability targets. We recorded approximately $1.3 million of bonus expense for the cash component of the 2007 Plan related to achievement of performance targets during the three months ended March 31, 2008. A total of

1,020,232 restricted Class A ordinary shares were issued pursuant to this plan during 2007. In connection with that issuance, we reserved for issuance an additional equivalent number of shares under our 2005 Incentive Plan in accordance with the terms of that plan. We recorded approximately $0.8 million of share-based compensation expense for the restricted Class A ordinary shares component of the 2007 Plan related to achievement of performance targets during the three months ended March 31, 2008. All of the profitability targets under the 2007 Plan were achieved in May 2008.

Note 11. Income Taxes

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

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three months ended March 31, 2009 and 2008, the interest and penalties net of deferred tax benefit that we recognized as part of income tax expense were not material.

California enacted a new tax law during the three months ended March 31, 2009 that gives corporations subject to the California income tax the option, beginning in 2011, to elect single factor apportionment and assign corporate income to California based solely on sales made within the state as opposed to a combination of sales, payroll and property. We currently anticipate that we will elect single factor apportionment but have determined that the resulting change in our tax rate will not impact our deferred tax assets since we maintain a full valuation allowance on our U.S. deferred tax assets.

Note 12. Fair Value Measurement

We adopted SFAS No. 157, “Fair Value Measures” (SFAS 157) as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Carrying Amount at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$7,173	$—	$7,173	$—
Available for sale long-term marketable debt securities	316	—	316	—

	$7,489	$—	$7,489	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 13. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of March 31, 2009, the terms of these leases were set to expire between June 2009 and May 2012. Total rent expense was approximately $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Sublease income was approximately $0.2 million for the three months ended March 31, 2009. There was no sublease income for the three months ended March 31, 2008.

Future minimum payments, net of future minimum sublease income, under non-cancelable operating leases as of March 31, 2009 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2009 (remaining nine months)	$3,530
2010	2,510
2011	1,807
2012	203
Thereafter	—

$8,050

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of March 31, 2009 were $0.2 million for the remaining nine months of 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of March 31, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. As of March 31, 2009, we pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Contingencies

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A (Sarbanes-Oxley). In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. On May 1, 2009, we entered into a settlement agreement with Mr. Guggenheim that resolves all issues between us to our mutual satisfaction and without any admission of liability.

On May 7, 2009, the Department of Labor approved the terms of the settlement agreement pertaining to Sarbanes-Oxley and officially closed its investigation of the complaint filed by Mr. Guggenheim. The settlement agreement, together with the Department of Labor’s approval thereof, constitutes full and final resolution of all issues between us and Mr. Guggenheim.

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

In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation of the parties, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the IPO litigation (neither OpenTV nor Wink Communications is a focus case) made it unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints.

The parties have recently reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us and to Wink Communications, and we would bear no financial liability. We, as well as the officer and director defendants (including the OpenTV officer and director defendants who were previously dismissed from the action pursuant to tolling agreements), would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 14. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media Corporation (Liberty Media), pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of March 31, 2009, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting interest of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million during the three months ended March 31, 2008, in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

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

During the three months ended March 31, 2009, we recognized under these arrangements $1.0 million of royalties and licenses revenues from Nagravision and $0.8 million of royalties and licenses revenues from Nagra Trading S.A., another subsidiary of Kudelski. During the three months ended March 31, 2008, we recognized $1.2 million of royalties and licenses and services and other revenues under these arrangements with Nagravision.

As of March 31, 2009, our accounts receivable included $1.0 million from Nagravision S.A. and $0.8 million from Nagra Trading S.A.

As of December 31, 2008, our accounts receivable included $3.2 million from Nagravision S.A., $0.7 million from Nagra Trading S.A, and $0.1 million from Nagra France SAS.

On February 27, 2009, we received a non-binding proposal from Kudelski to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its subsidiaries. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal. In connection with its review, the special committee has appointed UBS Securities LLC as its independent financial advisor and Covington & Burling LLP as its independent legal counsel.

Note 15. Segment Information

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.”

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions includes our OpenTV EclipsePlus, Eclipse, Advision and Participate products.

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit from operations, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Middleware solutions
Royalties and licenses	$21,071	$20,533
Services and other	5,943	9,530

Subtotal - Middleware solutions	27,014	30,063
Advertising solutions
Royalties and licenses	556	1,688
Services and other	1,841	2,054

Subtotal - Advertising solutions	2,397	3,742

Total revenues	$29,411	$33,805

Contribution margin (loss):
Middleware solutions	$10,840	$13,668
Advertising solutions	(271)	686

Total contribution margin	10,569	14,354
Unallocated corporate support	(6,496)	(6,772)
Restructuring and impairment	7	—
Depreciation and amortization	(1,111)	(1,034)
Amortization of intangible assets	(340)	(1,025)
Share-based and non-cash compensation	(550)	(1,415)
Interest income	106	716
Other income (expense)	(533)	1,854

Profit before income taxes	1,652	6,678
Income tax expense	465	363

Net income	1,187	6,315
Less: Net income attributable to the noncontrolling interest	(3)	(8)

Net income attributable to OpenTV	$1,184	$6,307

Our revenues by geographic area, based on the location of network operators who are deploying our products, were as follows (in thousands):

	Three Months Ended March 31,
	2009	%	2008	%
Europe, Africa and Middle East
United Kingdom	$5,524	19%	$6,369	19%
South Africa	2,910	10%	2,781	8%
Italy	1,665	6%	2,024	6%
Other countries	5,655	19%	5,617	17%

Subtotal	15,754	54%	16,791	50%
Americas
United States	5,216	18%	6,267	18%
Brazil	1,987	7%	2,119	6%
Other countries	258	0%	269	1%

Subtotal	7,461	25%	8,655	25%
Asia Pacific
Australia	1,781	6%	4,335	13%
Japan	2,065	7%	1,937	6%
Other countries	2,350	8%	2,087	6%

Subtotal	6,196	21%	8,359	25%

	$29,411	100%	$33,805	100%

Three major customers accounted for the following percentages of revenues:

	Three Months Ended March 31,
	2009	2008
Multichoice Africa	10%	8%
Thomson	10%	11%

	20%	19%

Another major customer is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 18% of total revenues for the three months ended March 31, 2009 and 2008, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB, including Thomson.

Two customers accounted for 11% and 10% of net accounts receivable as of March 31, 2009. Three customers respectively accounted for 18%, 14% and 11% of net accounts receivable as of December 31, 2008.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$341	$754
Other countries	394	96

	$735	$850

Long-lived assets by geographic area were as follows (in thousands):

	March 31, 2009	December 31, 2008
Property and equipment:
United States	$4,346	$4,494
Other countries	3,161	3,480

	$7,507	$7,974

Other assets:
United States	$958	$1,034
Other countries	1,383	1,437

	$2,341	$2,471

Note 16. Subsequent Events

On May 1, 2009, we entered into a settlement agreement with Alan A. Guggenheim, our former Chief Executive Officer, that resolves all issues between us to our mutual satisfaction and without any admission of liability. On May 7, 2009, the Department of Labor approved the terms of the settlement agreement pertaining to the complaint filed by Mr. Guggenheim alleging violations of Section 806 of Sarbanes-Oxley and officially closed its investigation of such complaint. The settlement agreement, together with the Department of Labor’s approval thereof, constitutes full and final resolution of all issues between us and Mr. Guggenheim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of OpenTV Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or market conditions relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ materially from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing approximately 32.3% of the economic interest and approximately 77.2% of the voting interest in our company, based on the number of our ordinary shares outstanding as of March 31, 2009. On February 27, 2009, we received a non-binding proposal from Kudelski to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its subsidiaries. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal. In connection with its review, the special committee has appointed UBS Securities LLC as its independent financial advisor and Covington & Burling LLP as its independent legal counsel.

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

We believe the following critical accounting policies and estimates have the greatest potential impact on our interim financial statements: revenue recognition, valuation allowances (specifically the allowance for doubtful accounts and deferred tax assets), impairment of goodwill and long-lived assets, restructuring costs, share-based compensation and fair value measurements. All of these accounting policies and estimates, together with their underlying assumptions, and their impact on our financial statements, have been discussed with the audit committee of our board of directors.

As discussed below and in Note 2 to the interim financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141(R)), and FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1), as of January 1, 2009. The adoption of SFAS 141(R) and FSP FAS 141R-1 did not have a material impact on our financial statements.

We adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” as of January 1, 2009 without a material impact on our financial statements.

We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” as of January 1, 2009 without a material impact on our financial statements.

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 applies prospectively; retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 157-4 to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 115-2 and FAS 124-2 to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP FAS 107-1 and APB 28-1 to have a material impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have an impact on our financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires that transactions with other parties in connection with qualifying collaborative arrangements (i.e., revenue generated and costs incurred by such parties) be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, applicable accounting policies, amounts involved and income statement classification of transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have an impact on our financial statements.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

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

Revenues for the three months ended March 31, 2009 were $29.4 million, a decrease of $4.4 million, or 13%, from $33.8 million for the same period in 2008.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Royalties and licenses	$21.6	$22.2	$(0.6)	(3)%
Services and other	7.8	11.6	(3.8)	(33)%

Total revenues	$29.4	$33.8	$(4.4)	(13)%

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

We also derive fees from the licensing of other products, such as OpenTV Streamer, our campaign management solution known as EclipsePlus, and OpenTV Participate. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Europe, Middle East and Africa	$13.0	$11.8	$1.2	10%
Americas	4.8	5.4	(0.6)	(11)%
Asia Pacific	3.8	5.0	(1.2)	(24)%

Total royalties and licenses revenues	$21.6	$22.2	$(0.6)	(3)%

As percentage of total revenues	73%	66%

Royalties and licenses revenues for the three months ended March 31, 2009 decreased $0.6 million, or 3%, to $21.6 million.

•

Europe, Middle East and Africa accounted for $13.0 million in royalties and licenses revenues for the three months ended March 31, 2009, an increase of $1.2 million, or 10%, compared to the same period in 2008.

British Sky Broadcasting (BSkyB), directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $4.9 million, or 23%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2009. BSkyB royalties and licenses revenues decreased by $0.8 million compared to the same period in 2008, primarily due to a volume-based price reduction that became effective during the three months ended March 31, 2009. This volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future unless we are able to offset the effect of such reduction through increased deployments of our products, an upgrade to a new version of our product that is not subject to the price reduction or some other means. Royalties and licenses revenues from Portugal Telecom, which we started to receive in late 2008 through our license and distribution agreement with Nagravision, accounted for an increase of $0.8 million in the three months ended March 31, 2009. Royalties and licenses revenues from Multichoice Africa increased $0.5 million as compared to the same period in 2008, primarily due to increased deployments of our products. The remaining increase of $0.7 million in royalties and licenses revenues resulted from higher volumes of deployments of our products by other customers.

•	The Americas region accounted for $4.8 million in royalties and licenses revenues for the three months ended March 31, 2009, a decrease of $0.6 million, or 11%, as compared to the same period in 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $2.5 million, or 12%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2009. Royalties and licenses revenues from EchoStar increased $0.9 million as compared to the same period in 2008, primarily due to the receipt of a late royalty report during the three months ended March 31, 2009 for set-top boxes that were shipped during 2008 but not previously reported to us. Royalties and licenses revenues from Time Warner and Comcast decreased $0.6 million and $0.4 million, respectively, compared to the same period in 2008, primarily due to a new pricing model that became effective as part of an upgrade sold to these customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of contract as compared to our prior pricing model under which we recognized license fees as received. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.5 million compared to the same period in 2008 due to lower volumes of deployments of our products.

•

The Asia Pacific region accounted for $3.8 million in royalties and licenses revenues for the three months ended March 31, 2009, a decrease of $1.2 million, or 24%, as compared to the same period in 2008.

Royalties and licenses revenues from Austar Entertainment Pty Ltd (Austar) decreased $1.2 million as compared to the same period in 2008, primarily due to the receipt of a late royalty report during the three months ended March 31, 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from Panasonic Corporation decreased $0.6 million primarily due to a volume-based price reduction that became effective during the three months ended March 31, 2009. Royalties and licenses revenues from Jupiter Telecommunications Co., Ltd. (JCOM) decreased $0.3 million primarily due to a decrease in deployments of our products. These decreases were partially offset by an increase of $0.4 million in royalties and licenses revenues from Sky Network Television Ltd. due to an increase in deployments of our products. Royalties and licenses revenues from other customers accounted for a net increase of $0.5 million due to lower volumes of deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Total services and other revenues	$7.8	$11.6	$(3.8)	(33)%
As percentage of total revenues	27%	34%

Services and other revenues for the three months ended March 31, 2009 decreased $3.8 million, or 33%, to $7.8 million as compared to the same period in 2008. Services and other revenues from Numericable, Austar, Nagravision, Multichoice Africa, and Comcast decreased by $1.4 million, $1.1 million, $0.5 million, $0.4 million, and $0.3 million, respectively, primarily due to the completion of some significant projects during the three months ended March 31, 2008 that allowed us to recognize the associated revenues during that quarter. These decreases were partially offset by an increase of $1.0 million in services and other revenues from SKY Perfect JSAT Corporation (SKY Perfect) due to our professional services engagement which commenced during the third quarter of 2008. Maintenance and support revenues increased by $0.6 million in the three months ended March 31, 2009 due to increased deployments of our advertising campaign management product. Services and other revenues from other customers during the three months ended March 31, 2009 accounted for a net decrease of $1.7 million as compared to the same period in 2008.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of amortization of developed technology and patents, patent-related legal costs, materials and shipping costs, and cost of revenue share payments. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Cost of royalties and licenses	$1.0	$1.4	$(0.4)	(29)%
As percentage of total revenues	3%	4%

Cost of royalties and licenses for the three months ended March 31, 2009 decreased $0.4 million, or 29%, to $1.2 million. As a percentage of revenues, cost of royalties and licenses decreased to 3% for the three months ended March 31, 2009 as compared to 4% in the same period in 2008. The amortization of developed technologies and patents decreased by $0.5 million, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003. The decrease was partially offset by an increase of $0.1 million in patent-related legal costs.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Cost of services and other	$10.0	$10.1	$(0.1)	(1)%
As percentage of total revenues	34%	30%

Cost of services and other for the three months ended March 31, 2009 decreased $0.1 million, or 1%, to $10.0 million. As a percentage of revenues, cost of services and other increased to 34% for the three months ended March 31, 2009 as compared to 30% in the same period in 2008. Personnel and personnel-related support costs decreased $0.4 million partially resulting from our general efforts to shift our workforce to regions with lower costs and the impact of foreign currency translation on our costs denominated in foreign currencies due to the overall strengthening of the United States dollar during the three months ended March 31, 2009, as compared to the same period in 2008, which were offset by an increase in headcount. In addition, during the three months ended March 31, 2008, we recorded a bonus expense of $0.2 million and share-based compensation expense of $0.2 million related to the 2007 Management Bonus and Equity Issuance Plan which did not recur during the three months ended March 31, 2009. The decreases were partially offset by an increase of $0.2 million in the provision for service contracts that are under loss position and an increase of $0.1 million in consulting and subcontractor costs incurred to meet staffing requirements for our current and anticipated projects.

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

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Research and development	$8.6	$9.3	$(0.7)	(8)%
As percentage of total revenues	29%	28%

Research and development expenses for the three months ended March 31, 2009 decreased $0.7 million, or 8%, to $8.6 million. As a percentage of revenues, research and development expenses increased to 29% for the three months ended March 31, 2009 as compared to 28% in the same period in 2008. Personnel and personnel-related support costs decreased $0.8 million partially due to our general efforts to shift our workforce to regions with lower costs, which was partially offset by an increase in headcount. In addition, during the three months ended March 31, 2008, we recorded a bonus expense of $0.5 million and share-based compensation expense of $0.3 million related to the 2007 Management Bonus and Equity Issuance Plan which did not recur during the three months ended March 31, 2009. The decrease was partially offset by a $0.2 million increase in consulting and subcontractor costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Sales and marketing	$1.9	$2.4	$(0.5)	(21)%
As percentage of total revenues	6%	7%

Sales and marketing expenses for the three months ended March 31, 2009 decreased $0.5 million, or 21%, to $1.9 million. As a percentage of revenues, sales and marketing expenses decreased to 6% for the three months ended March 31, 2009 as compared to 7% in the same period in 2008. Personnel and personnel-related support costs decreased $0.4 million partially due to a decrease in headcount. In addition, during the three months ended March 31, 2008, we recorded a bonus expense of $0.1 million and share-based compensation expense of $0.1 million related to the 2007 Management Bonus and Equity Issuance Plan which did not recur during the three months ended March 31, 2009.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
General and administrative	$5.7	$6.4	$(0.7)	(11)%
As percentage of total revenues	19%	19%

General and administrative expenses for the three months ended March 31, 2009 decreased $0.7 million, or 11%, to $5.7 million. As a percentage of revenues, general and administrative expenses remained at 19% consistent with the same period in 2008. Personnel and personnel-related support costs decreased $1.1 million primarily because we recorded a bonus expense of $0.4 million and share-based compensation expense of $0.3 million related to the 2007 Management Bonus and Equity Issuance Plan during the three months ended March 31, 2008 which did not recur during the three months ended March 31, 2009. The decrease was partially offset by $0.4 million in professional services fees incurred during the three months ended March 31, 2009 for the independent financial advisor and independent legal counsel appointed by the special committee of our board of directors in connection with its review of the non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives of four to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Amortization of intangible assets	$0.1	$0.2	$(0.1)	(50)%
As percentage of total revenues	0%	1%

Amortization of intangible assets for the three months ended March 31, 2009 decreased $0.1 million, or 50%, to $0.1 million, due to our impairment during the fourth quarter of 2008 of the unamortized value of one of the customer contracts we assumed as part of our acquisition of substantially all of the assets of CAM Systems in September 2005.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Interest income	$0.1	$0.7	$(0.6)	(86)%

Interest income for the three months ended March 31, 2009 decreased $0.6 million, or 86%, to $0.1 million, due to the lower effective interest rates on our investment portfolio, which consists of short-term and long-term debt securities issued by United States government entities and other highly rated institutions, and an overall decrease in the size of our investment portfolio in marketable debt securities.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income, and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Other income	$(0.5)	$1.8	$(2.3)	(128)%

For the three months ended March 31, 2009, net other income (expense) was negatively impacted by losses on foreign exchange experienced due to the strengthening of the United States dollar relative to the foreign currencies in which a portion of our cash balance was denominated. For the three months ended March 31, 2008, net other income benefited from the weakening of the United States Dollar relative to the foreign currencies in which a portion of our cash balance was denominated.

Income Taxes

As of March 31, 2009, unrecognized tax benefits approximated $1.3 million, all of which would affect the effective tax rate if recognized.

We estimate that we had net United States federal tax loss carryforwards of approximately $185 million at the end of 2008, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions, and we have foreign taxes withheld from certain royalty payments.

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Income tax expense	$0.5	$0.4	$0.1	25%

The $0.5 million income tax expense recorded in the three months ended March 31, 2009 versus the income tax expense of $0.4 million recorded in the same period last year primarily resulted from relative differences in the rates of taxation in the various foreign jurisdictions in which we generate revenue and a release of tax reserves following the expiration of the applicable statute of limitations.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.”

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions includes our OpenTV EclipsePlus, Eclipse, Advision and Participate products.

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, minority interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit from operations, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Royalties and licenses	$21.1	$20.5	$0.6	3%
Services and other	5.9	9.6	(3.7)	(39)%

Total middleware solutions	$27.0	$30.1	$(3.1)	(10)%

As percentage of total revenues	92%	89%
Contribution margin - middleware solutions	$10.9	$13.7	$(2.8)	(20)%

Total revenues from the middleware solutions segment for the three months ended March 31, 2009 decreased $3.1 million, or 10%, to $27.0 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 78% and 68% of segment revenues for the three months ended March 31, 2009 and 2008, respectively. Royalties and licenses from the middleware solutions segment for the three months ended March 31, 2009 increased $0.6 million, or 3%, to $21.1 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $4.9 million, or 23%, of our total worldwide royalties and licenses revenues for the three months ended March 31, 2009. BSkyB royalties and licenses revenues decreased by $0.8 million compared to the same period in 2008, primarily due to a volume-based price reduction that became effective during the three months ended March 31, 2009. Royalties and licenses revenues from Portugal Telecom, which we started to receive in late 2008 through our license and distribution agreement with Nagravision, accounted for an increase of $0.8 million in the three months ended March 31, 2009. Royalties and licenses revenues from EchoStar, including DISH Network and EchoStar Technologies LLC, increased $0.9 million as compared to the same period in 2008. The increase was primarily due to the receipt of a late royalty report during the three months ended March 31, 2009 for set-top boxes that were shipped during 2008 but not previously reported to us. Royalties and licenses revenues from Multichoice Africa increased by $0.5 million as compared to the same period in 2008, primarily due to increased deployments of set-top boxes. Royalties and licenses revenues from Austar in Australia decreased $1.2 million mainly due to the receipt of a late royalty report during the three months ended March 31, 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenue from Panasonic Corporation decreased $0.6 million primarily due to a volume-based price reduction that became effective during the three months ended March 31, 2009. Royalties and licenses revenues from JCOM in Japan decreased $0.3 million primarily due to a decrease in deployments of our products. These decreases were partially offset by an increase of $0.4 million in royalties and licenses revenues from Sky Network Television Ltd. due to an increase in deployments of our products. Royalties and licenses revenues from other customers accounted for a net increase of $0.9 million compared to 2008 due to higher volumes of deployments of our products.

Services and other revenues accounted for 22% and 32% of segment revenues for the three months ended March 31, 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for the three months ended March 31, 2009 decreased $3.7 million, or 39%, to $5.9 million. As described under “Services and other” in “Revenues” above, services and other revenues from Numericable, Austar, Nagravision, and Multichoice Africa, decreased by $1.4 million, $1.1 million, $0.5 million, and $0.4 million, respectively, primarily due to the completion of some significant projects during the three months ended March 31, 2008 that allowed us to recognize the associated revenues during that quarter. These decreases were partially offset by an increase of $1.0 million revenue from SKY Perfect due to our professional services engagement which commenced during the third quarter of 2008. Revenue from other customers accounted for a net decrease of $1.3 million.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended March 31, 2009 decreased $2.8 million, or 20%, to $10.9 million as compared with the same period in 2008, primarily as a result of a $3.1 million decrease in revenues generated in this segment, a $0.4 million increase in consulting and subcontractor costs and a $0.2 million increase in provision for service contracts that are under loss position, which were partially offset by a $0.9 million decrease in personnel and personnel-related support costs.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Royalties and licenses	$0.5	$1.7	$(1.2)	(71)%
Services and other	1.9	2.0	(0.1)	(5)%

Total advertising solutions revenues	$2.4	$3.7	$(1.3)	(35)%

As percentage of total revenues	8%	11%
Contribution margin - advertising solutions	$(0.3)	$0.7	$(1.0)	143%

Total revenues from the advertising solutions segment for the three months ended March 31, 2009 decreased $1.3 million, or 35%, to $2.4 million.

Royalties and licenses revenues from the advertising solutions segment for the three months ended March 31, 2009 decreased $1.2 million, or 71%, to $0.5 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner and Comcast decreased $0.6 million and $0.4 million, respectively, compared to the same period in 2008, primarily due to a new pricing model that became effective as part of an upgrade sold to these customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of contract as compared to our prior pricing model under which we recognized license fees as received. Royalties and licenses revenues from other customers accounted for a net decrease of $0.2 million compared to the same period in 2008 due to lower volumes of deployments of our products.

Services and other revenues from the advertising solutions segment for the three months ended March 31, 2009 decreased by $0.1 million, or 5%, to $1.9 million. As described under “Services and other” in “Revenues” above, services and other revenues from Comcast decreased by $0.3 million, primarily due a decrease in professional services engagements during the three months ended March 31, 2009. Maintenance and support revenues increased by $0.6 million in the three months ended March 31, 2009 due to increased deployments of our advertising campaign management product. Services and other revenues from other customers accounted for a net decrease of $0.4 million as compared to the same period in 2008 mainly due a decrease in professional services engagements.

Total contribution margin for the advertising solutions segment for the three months ended March 31, 2009 decreased $1.0 million, or 143%, to a loss of $0.3 million as compared with the same period in 2008, primarily as a result of a $1.3 million decrease in revenues which was partially offset by a $0.4 million decrease in personnel and personnel-related support costs.

Reconciliation of Contribution Margin to Net Income

Total contribution margin reconciled to net income on a GAAP basis was as follows (in millions):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Total contribution margin	$10.6	$14.4	$(3.8)	(26)%
Unallocated corporate overhead	(6.5)	(6.8)
Depreciation and amortization	(1.1)	(1.0)
Amortization of intangible assets	(0.3)	(1.0)
Share-based and non-cash compensation	(0.6)	(1.4)
Interest income	0.1	0.7
Other income (expense)	(0.5)	1.8

Profit before income taxes	1.7	6.7
Income tax expense	0.5	0.4

Net income	1.2	6.3
Less: Net income attributable to the noncontrolling interest	—	—

Net income attributable to OpenTV	$1.2	$6.3

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, SOP 81-1,”Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation of those deliverables.

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

As of March 31, 2009, we had a balance of $36.3 million in deferred revenue compared with $33.2 million as of December 31, 2008. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through March 31, 2010	$19.9
April 1, 2010 through March 31, 2011	8.7
Thereafter	7.7

$36.3

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

Liquidity and Capital Resources

We expect to be able to fund our operating and capital requirements for at least the next twelve months by using existing cash balances and short-term and long-term marketable debt securities if our assumptions about our revenues, expenses and cash commitments are generally accurate. Because we cannot be certain that our assumptions about our business or the digital television and advanced advertising markets in general will prove to be accurate, our funding requirements may differ from our current expectations.

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$106.7	$93.9	$12.8	14%
Short-term marketable debt securities	7.2	7.7	(0.5)	(6)%
Long-term marketable debt securities	0.3	1.2	(0.9)	(75)%

Total cash portfolio	$114.2	$102.8	$11.4	11%

The summary of cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2009	2008	2009 versus 2008
Cash provided by (used in) operating activities	$12.5	$(0.6)	$13.1
Cash provided by investing activities	$0.7	$10.9	$(10.2)
Cash provided by (used in) financing activities	$(0.3)	$14.3	$(14.6)

Cash provided by (used in) operating activities

The increase of $13.1 million in net cash provided by (used in) operating activities during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to a $15.4 million increase in the changes in accounts receivable and a net increase of $4.2 million in changes of other current assets and liabilities. The increases were partially offset by a $6.5 million decrease in net income, net of non-cash items.

Cash provided by investing activities

The decrease of $10.2 million in net cash provided by investing activities during the three months ended March 31, 2009 as compared to the same period in 2008 primarily represented a $8.6 million decrease in net proceeds from the sales of marketable debt securities. In addition, during the three months ended March 31, 2008, we received $1.7 million from the sale of a cost investment. The decreases were partially offset by a $0.1 million reduction in capital expenditures.

Cash provided by (used in) financing activities

The decrease of $14.6 million in net cash provided by (used in) financing activities during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008, $0.2 million cash paid during the three months ended March 31, 2009 to repurchase our Class A ordinary shares, and $0.1 million cash paid during three months ended March 31, 2009 to repurchase restricted Class A ordinary shares held by employees in order to satisfy applicable withholding taxes upon lapsing of the restrictions on such shares.

Commitments and Contractual Obligations

Information as of March 31, 2009 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining 9 months in 2009	Due in 2010 - 2011	Due in 2012 - 2013	Due in 2014 or after
Operating leases obligations	$8.0	$3.5	$4.3	$0.2	$—
Noncancellable purchase obligations	0.2	0.2	—	—	—

Total contractual obligations	$8.2	$3.7	$4.3	$0.2	$—

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of March 31, 2009 were $0.2 million for the remaining nine months of 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of March 31, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility which we vacated in the second quarter of 2005. As of March 31, 2009, we pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of March 31, 2009 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of March 31, 2009	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Decrease 2%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$7,489	$7,500	$7,478	$7,511	$7,467

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of March 31, 2009, we held approximately $7.2 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” During the three months ended March 31, 2009, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of March 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

Claims by Former Chief Executive Officer. In November 2007, we received a demand from attorneys for Alan A. Guggenheim, our former Chief Executive Officer, claiming that the company was withholding severance and certain other benefits due him under his employment agreement following termination of his employment in August 2007. We responded that we intended to provide Mr. Guggenheim with all pay and benefits due him under the employment agreement. Thereafter, in December 2007, we were notified by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor that we had been named in an administrative complaint filed by Mr. Guggenheim alleging violations of Section 806 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A (Sarbanes-Oxley). In the complaint, Mr. Guggenheim claims that the company terminated him for reporting conduct that he alleged to be illegal or unethical and seeks money damages, fees and costs, reinstatement and any other available relief. On May 1, 2009, we entered into a settlement agreement with Mr. Guggenheim that resolves all issues between us to our mutual satisfaction and without any admission of liability. On May 7, 2009, the Department of Labor approved the terms of the settlement agreement pertaining to Sarbanes-Oxley and officially closed its investigation of the complaint filed by Mr. Guggenheim. The settlement agreement, together with the Department of Labor’s approval thereof, constitutes full and final resolution of all issues between us and Mr. Guggenheim.

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

In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation of the parties, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the IPO litigation (neither OpenTV nor Wink Communications is a focus case) made it unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints.

The parties have recently reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us and to Wink Communications, and we would bear no financial liability. We, as well as the officer and director defendants (including the OpenTV officer and director defendants who were previously dismissed from the action pursuant to tolling agreements), would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.	Other Information

On May 4, 2009, our board of directors approved bonus awards under our 2008 employee bonus plan for the named executive officers identified in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K/A”) filed with the Securities and Exchange Commission on April 30, 2009. The 2008 bonus awards for the named executive officers, together with their total compensation for 2008, is set forth in the table below. The total compensation for 2008 for each named executive officer reported in the Summary Compensation Table on page 9 of the Form 10-K/A has been recalculated below to include the 2008 bonus award.

Name and Principal Position	2008 Bonus Award	Total 2008 Compensation
Nigel W. Bennett	$300,000	$1,297,104
Chief Executive Officer
Shum Mukherjee	$117,000	$757,375
Executive Vice President & Chief Financial Officer
Mark Beariault	$105,000	$554,871
Senior Vice President, General Counsel and Secretary
Michael Ivanchenko	$70,721	$547,810
Senior Vice President, Sales
Joel Zdepski	$105,000	$540,054
Senior Vice President and General Manager, Middleware

Item 6.	Exhibits

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

OpenTV Corp.

Dated: May 11, 2009	/s/ Shum Mukherjee
Shum Mukherjee Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith

**	Furnished herewith