Form 10-Q
period 2009-06-30
OPENTV CORP
filed 2009-08-07
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2009, the Registrant had outstanding:

107,915,234 Class A ordinary shares, no par value; and

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

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008 *
ASSETS
Current assets:
Cash and cash equivalents	$92,734	$93,887
Short-term marketable debt securities	18,601	7,768
Accounts receivable, net of allowance for doubtful accounts of $753 and $1,076 at June 30, 2009 and December 31, 2008, respectively	25,640	27,275
Prepaid expenses and other current assets	4,616	4,628

Total current assets	141,591	133,558
Long-term marketable debt securities	—	1,178
Property and equipment, net	7,215	7,974
Goodwill	95,424	95,250
Intangible assets, net	7,839	8,519
Other assets	2,244	2,471

Total assets	$254,313	$248,950

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,919	$2,287
Accrued liabilities	14,353	17,602
Accrued restructuring	213	238
Deferred revenue	22,966	16,130

Total current liabilities	39,451	36,257
Accrued liabilities, net of current portion	699	1,160
Accrued restructuring, net of current portion	1,141	1,146
Deferred revenue, net of current portion	15,703	17,092

Total liabilities	56,994	55,655
Commitments and contingencies (Note 13)
OpenTV Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,915,234 and 108,385,176 shares issued and outstanding, including treasury shares, at June 30, 2009 and December 31, 2008, respectively	2,234,230	2,234,687
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at June 30, 2009 and December 31, 2008	35,953	35,953
Additional paid-in capital	516,120	515,506
Treasury shares at cost, zero and 523,647 shares at June 30, 2009 and December 31, 2008, respectively	—	(623)
Accumulated other comprehensive loss	(1,803)	(2,163)
Accumulated deficit	(2,587,607)	(2,590,496)

Total OpenTV shareholders’ equity	196,893	192,864
Noncontrolling interest	426	431

Total equity	197,319	193,295

Total liabilities and equity	$254,313	$248,950

*	The condensed consolidated balance sheet at December 31, 2008 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Royalties and licenses	$19,527	$18,196	$41,154	$40,417
Services and other	8,075	8,627	15,859	20,211

Total revenues	27,602	26,823	57,013	60,628
Cost of revenues:
Royalties and licenses	964	1,323	1,933	2,746
Services and other	10,122	10,018	20,169	20,091

Total cost of revenues	11,086	11,341	22,102	22,837

Gross profit	16,516	15,482	34,911	37,791
Operating expenses:
Research and development	8,534	8,447	17,170	17,739
Sales and marketing	1,823	2,332	3,718	4,685
General and administrative	3,783	4,539	9,506	10,910
Restructuring and impairment	—	581	(7)	581
Amortization of intangible assets	69	185	138	370

Total operating expenses	14,209	16,084	30,525	34,285

Profit (loss) from operations	2,307	(602)	4,386	3,506
Interest income	84	637	190	1,353
Other income (expense)	(424)	392	(957)	2,246

Profit before income taxes	1,967	427	3,619	7,105
Income tax expense	265	406	730	769

Net income	1,702	21	2,889	6,336
Less: Net income attributable to the noncontrolling interest	(2)	(8)	(5)	(16)

Net income attributable to OpenTV	$1,700	$13	$2,884	$6,320

Net income attributable to OpenTV per share, basic	$0.01	$—	$0.02	$0.05

Net income attributable to OpenTV per share, diluted	$0.01	$—	$0.02	$0.05

Shares used in per share calculation, basic	138,123,332	139,632,228	138,094,171	139,710,747

Shares used in per share calculation, diluted	138,823,107	140,340,755	138,813,619	140,425,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,889	$6,336
Less: Net income attributable to the noncontrolling interest	(5)	(16)

Net income attributable to OpenTV	2,884	6,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,214	2,076
Amortization of intangible assets	680	2,050
Share-based compensation	819	1,841
Non-cash employee compensation	2	8
Provision for doubtful accounts	360	(95)
Gain on sale of cost investment	—	(143)
Gain on disposal of fixed assets	23	—
Changes in operating assets and liabilities:
Accounts receivable	957	(10,600)
Prepaid expenses and other current assets	12	(411)
Other assets	227	(336)
Accounts payable	(140)	204
Accrued liabilities	(3,847)	(2,283)
Accrued restructuring	(30)	(335)
Deferred revenue	5,765	6,839

Net cash provided by operating activities	9,926	5,135
Cash flows from investing activities:
Purchase of property and equipment	(1,445)	(2,030)
Proceeds from sale of cost investment	—	1,882
Proceeds from disposal of property and equipment	2	—
Proceeds from sale of marketable debt securities	3,967	16,009
Purchase of marketable debt securities	(13,843)	(3,644)

Net cash provided by (used in) investing activities of continuing operations	(11,319)	12,217
Net cash provided by investing activities of discontinued operations	—	225

Net cash provided by (used in) investing activities	(11,319)	12,442
Cash flows from financing activities:
Repurchase of restricted shares	(99)	(454)
Repurchase of treasury shares	(228)	—
Capital contribution from the former controlling shareholder	—	14,333
Proceeds from issuance of ordinary shares	21	11

Net cash provided by (used in) financing activities	(306)	13,890
Effect of exchange rate changes on cash and cash equivalents	546	(347)

Net increase (decrease) in cash and cash equivalents	(1,153)	31,120
Cash and cash equivalents, beginning of period	93,887	58,599

Cash and cash equivalents, end of period	$92,734	$89,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(441)	$(1,105)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$18	$2

Retirement of treasury shares	$623	$—

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

Management has evaluated subsequent events through the date the interim financial statements were issued, which was August 7, 2009.

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

Note 2. Summary of Significant Accounting Policies

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) significantly changes the accounting for business combinations. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008.

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

Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 160 did not have a material impact on our financial statements. Upon adoption of SFAS 160, we reclassified a noncontrolling interest as a separate component of equity and noncontrolling interest income to net income attributable to noncontrolling interest in our financial statements. In addition, we disclosed the noncontrolling interest component in the comprehensive income footnote as required by SFAS 160.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements. Management has evaluated subsequent events through the date the interim financial statements were issued, which was August 7, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 applies prospectively; retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,702	$21	$2,889	$6,336
Less: Net income attributable to the noncontrolling interest	(2)	(8)	(5)	(16)

Net income attributable to OpenTV	$1,700	$13	$2,884	$6,320

Denominator - basic:
Basic weighted average shares	138,123,332	139,632,228	138,094,171	139,710,747

Denominator - diluted:
Weighted average shares	138,123,332	139,632,228	138,094,171	139,710,747
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	62,598	54,961	74,076	58,807
Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc.
Class A common stock issuable upon exercise of stock options)	637,177	653,566	645,372	655,672

Diluted weighted average shares	138,823,107	140,340,755	138,813,619	140,425,226

Net income attributable to OpenTV per share, basic	$0.01	$—	$0.02	$0.05

Net income attributable to OpenTV per share, diluted	$0.01	$—	$0.02	$0.05

The following weighted average items as of June 30, 2009 and 2008 were not included in the computation of diluted net income per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Class A ordinary shares issuable upon exercise of stock options	4,826,723	5,569,798	4,848,286	5,582,744

Note 4. Balance Sheet Components (in thousands)

	June 30, 2009	December 31, 2008
Prepaid expenses and other current assets:
Value added tax	$351	$555
Current deferred tax asset	313	312
Prepaid rent	430	572
Deferred contract costs	1,105	719
Other	2,417	2,470

	$4,616	$4,628

Property and equipment:
Computers and equipment	$16,142	$15,383
Software	3,713	2,845
Furniture and fixtures	1,613	1,768
Leasehold improvements	2,994	2,969

	24,462	22,965
Less: Accumulated depreciation and amortization	(17,247)	(15,228)
Add: Construction in progress	—	237

	$7,215	$7,974

Other assets:
Deposits	$1,243	$1,240
Deferred contract costs	737	958
Long-term deferred tax asset	248	258
Other	16	15

	$2,244	$2,471

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$7,911	$11,251
Accrued professional fees	1,113	1,286
Accrued income taxes	1,857	1,799
Deferred rent	617	1,043
Other	3,554	3,383

	$15,052	$18,762

As of June 30, 2009 and December 31, 2008, accounts receivable included approximately $1.5 million and $0.3 million, respectively, of unbilled receivables.

Note 5. Goodwill

As of June 30, 2009, our goodwill balance related to (i) our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, substantially all of the assets of CAM Systems, LLC, and Ruzz TV Pty Ltd, and (ii) our acquisition of noncontrolling interests upon the conversions of OpenTV, Inc. shares to OpenTV Corp. shares.

We acquired Ruzz TV in September 2008 for an up-front cash payment of $0.2 million. During the three months ended June 30, 2009, we recorded approximately $0.2 million of additional goodwill related to contingent consideration earned by Ruzz TV in June 2009 upon achievement of a specified revenue target.

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

Note 6. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		June 30, 2009			December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	13	$14,102	$(6,508)	$7,594	$8,136
Contracts and relationships	5	1,000	(767)	233	333
Trademarks	4	300	(288)	12	50

		$15,402	$(7,563)	$7,839	$8,519

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $0.4 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. Of the aggregate amount, $0.3 million and $0.8 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2009 (remaining six months)	$655
2010	1,218
2011	1,085
2012	1,085
2013	1,085
2014	1,085
Thereafter	1,626

$7,839

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

The following sets forth the restructuring activity during the three and six months ended June 30, 2009 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2008	$14	$1,370	$1,384
Reversal	(7)	—	(7)
Cash payments	(7)	(12)	(19)

Balance, March 31, 2009	—	1,358	1,358
Cash payments	—	(4)	(4)

Balance, June 30, 2009	$—	$1,354	$1,354

The outstanding accrual for excess facilities relates to operating lease obligations that expire in 2016.

Note 8. Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reported net income	$1,702	$21	$2,889	$6,336
Other comprehensive income (loss):
Foreign currency translation gains (losses)	799	(64)	581	(262)
Unrealized losses on available-for-sale investments, net of income taxes	(158)	(29)	(221)	(132)

Comprehensive income	$2,343	$(72)	$3,249	$5,942
Comprehensive income attributable to the noncontrolling interest	(2)	(8)	(5)	(16)

Comprehensive income attributable to OpenTV	$2,341	$(80)	$3,244	$5,926

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or nonstatutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception. As of June 30, 2009, options to purchase 2,291,104 Class A ordinary shares were outstanding under the 2005 Plan, and 2,328,627 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of June 30, 2009, options to purchase 1,083,257 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan. As of June 30, 2009, options to purchase 135,034 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan. As of June 30, 2009, options to purchase 1,295,960 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of June 30, 2009, options to purchase 42,000 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of June 30, 2009, options to purchase 92,734 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of June 30, 2009, options to purchase 1,060 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees

In December 2007, we issued 1,211,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares are restricted from sale or transfer and subject to forfeiture for a period of time that is equivalent to the normal vesting schedule applied to stock options granted under the 2005 Plan. In the event that an employee holding 2007 Restricted Shares is terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that have not vested as of the termination date will be forfeited and cancelled, except that our Chief Executive Officer has the right, in certain cases as set forth in his employment agreement (such as his termination without cause or resignation for good reason), to accelerated lapsing of restrictions on a portion of his 2007 Restricted Shares.

As of June 30, 2009, an aggregate of 191,658 of such 2007 Restricted Shares had been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance.

Restrictions on the sale or transfer of the 2007 Restricted Shares lapsed as to 25% of such shares in December 2008, and thereafter lapse as to 1/48th of such shares over each of the remaining 36 months. As of June 30, 2009, restrictions as to an aggregate of 387,848 of the 2007 Restricted Shares had lapsed and we had withheld an aggregate of 131,681 of such shares to satisfy applicable withholding tax liabilities. As of June 30, 2009, 631,787 of the 2007 Restricted Shares were outstanding and subject to restrictions.

In March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Executive Chairman. Such shares are restricted as to sale or transfer for a period of four years from the date of grant.

In November 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer pursuant to the terms of his employment agreement. The restrictions as to sale or transfer of such shares lapse with respect to one-third of the restricted shares on each of March 5, 2009, 2010 and 2011. As of June 30, 2009, restrictions as to 33,333 of such shares had lapsed and we withheld 12,864 of such shares to satisfy applicable withholding tax liabilities.

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

We recorded approximately $0.1 million and $0.9 million of share-based compensation expense related to achievement of performance targets during the three and six months ended June 30, 2008, respectively.

Share-based Compensation Expenses

The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues - services and other	$70	$91	$152	$329
Research and development	107	132	314	636
Sales and marketing	33	46	121	209
General and administrative	61	163	232	667

	$271	$432	$819	$1,841

No options were exercised during the three months ended June 30, 2009. Cash received from option exercises under all share-based compensation plans was not significant for the six months ended June 30, 2009. Cash received from option exercises under all share-based compensation plans was not significant for the three and six months ended June 30, 2008. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three and six months ended June 30, 2009 and 2008. No share-based compensation costs were capitalized for the three and six months ended June 30, 2009 and 2008.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The assumptions used for our calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	1.74% - 2.79%	2.73% - 3.76%	1.38% - 2.79%	2.73% - 3.76%
Average expected lives (months)	61	63	61	63
Dividend yield	—	—	—	—
Expected volatility	71%	62%	71%	62%

Our computations of expected volatility for the three and six months ended June 30, 2009 and 2008 were based on historical volatility of our share price. Our computations of expected life for the three and six months ended June 30, 2009 and 2008 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rates for periods within the contractual life of the awards are based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three and six months ended June 30, 2009:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2008	5,185,075		$4.84
Options granted	77,200	$ 1.09 - $ 1.34	$1.19
Options exercised	(20,100)	$ 1.05	$1.05
Options forfeited	(119,471)	$ 1.03 - $ 3.16	$2.19
Options expired	(147,250)	$ 1.05 - $ 9.90	$1.79

Balance, March 31, 2009	4,975,454		$4.95
Options granted	74,400	$ 1.30 - $ 1.53	$1.45
Options forfeited	(31,126)	$ 1.07 - $ 2.99	$1.72
Options expired	(77,579)	$ 0.33 - $ 13.87	$3.14

Balance, June 30, 2009	4,941,149		$4.94

The following table summarizes information with respect to options outstanding at June 30, 2009:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 1.33	494,360	8.98	$1.16	87,129	$1.14
$ 1.34 - $ 2.16	517,995	8.21	$1.57	154,555	$1.64
$ 2.19 - $ 2.69	361,219	6.46	$2.41	271,062	$2.40
$ 2.70 - $ 2.70	871,600	5.48	$2.70	871,600	$2.70
$ 2.73 - $ 2.82	251,400	6.08	$2.78	243,672	$2.79
$ 2.84 - $ 2.84	1,007,190	6.43	$2.84	853,887	$2.84
$ 2.85 - $ 3.23	541,157	5.66	$3.01	477,279	$3.01
$ 3.35 - $ 9.72	565,147	2.90	$6.60	537,164	$6.75
$ 9.90 - $ 82.06	330,081	0.95	$32.75	330,081	$32.75
$ 88.00 - $ 88.00	1,000	0.42	$88.00	1,000	$88.00

	4,941,149	5.83	$4.94	3,827,429	$5.86

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black-Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the six months ended June 30, 2009. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three and six months ended June 30, 2009 and 2008.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of June 30, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on June 30, 2009, which was $1.33.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of June 30, 2009 was not significant, based on the closing price of our Class A ordinary shares on June 30, 2009, which was $1.33. The weighted average remaining contractual life of currently exercisable options, calculated at June 30, 2009, was 5.07 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of June 30, 2009 was 4,678,843, the weighted-average exercise price of which was $5.13. The aggregate intrinsic value of options vested and expected-to-vest as of June 30, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on June 30, 2009, which was $1.33. The weighted average remaining contractual life of options vested and expected-to-vest as of June 30, 2009 was 5.67 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.87 and $0.82 per share for grants in the three months ended June 30, 2009 and 2008, respectively. The weighted average grant-date fair value of options granted was $0.79 and $0.76 per share for grants in the six months ended June 30, 2009 and 2008, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three and six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2008	980,347	$1.07
Unvested restricted shares granted	100,000	$1.34
Unvested restricted shares forfeited and cancelled	(17,957)	$1.04
Restricted shares vested	(97,307)	$1.08

Unvested shares balance, March 31, 2009	965,083	$1.09
Unvested restricted shares forfeited and cancelled	(3,334)	$1.04
Restricted shares vested	(63,295)	$1.04

Unvested shares balance, June 30, 2009	898,454	$1.10

Unrecognized Compensation Expense

As of June 30, 2009, there was approximately $0.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.44 years.

As of June 30, 2009, there was approximately $0.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted shares granted. That cost is expected to be recognized over a weighted-average period of 2.41 years.

Note 10. Employee Bonus

During the three months ended June 30, 2009, we paid approximately $6.4 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2008. The amount of the bonus awards was fully accrued as of December 31, 2008.

In August 2007, our board of directors approved the adoption of the 2007 Plan, which was comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares, subject to achievement of specified profitability targets. We recorded approximately $0.3 million and $1.6 million of bonus expense for the cash component of the 2007 Plan related to achievement of performance targets during the three and six months ended June 30, 2008, respectively, and approximately $0.1 million and $0.9 million of share-based compensation expense for the restricted Class A ordinary shares component of the 2007 Plan related to achievement of performance targets during the three and six months ended June 30, 2008, respectively. All of the profitability targets under the 2007 Plan were achieved in May 2008.

Note 11. Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 1998. We have substantially concluded all material state, local and foreign income tax matters for years through 1999.

We have significant net operating loss carryforwards that are subject to certain Section 382 limitations as a result of past changes in ownership as defined by federal and state law. Certain of these attributes will never be utilized, and we have therefore removed them from our disclosures and our deferred tax assets.

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three and six months ended June 30, 2009 and 2008, the interest and penalties that we recognized as part of income tax expense were not material.

California enacted a new tax law during the first quarter of 2009 that gives corporations subject to California income tax the option, beginning in 2011, to elect single factor apportionment and assign corporate income to California based solely on sales made within the state as opposed to a combination of sales, payroll and property. We currently anticipate that we will elect single factor apportionment but have determined that the resulting change in our tax rate will not impact our deferred tax assets since we maintain a full valuation allowance on our U.S. deferred tax assets.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Carrying Amount at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$18,601	$—	$18,601	$—

	$18,601	$—	$18,601	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 13. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of June 30, 2009, the terms of these leases were set to expire between July 2009 and March 2015. Total rent expense was approximately $1.2 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively. Total rent expense was approximately $2.5 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively. Sublease income was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively. There was no sublease income for the three and six months ended June 30, 2008.

Future minimum payments, net of future minimum sublease income, under non-cancelable operating leases as of June 30, 2009 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2009 (remaining six months)	$2,355
2010	4,536
2011	3,968
2012	2,493
2013	2,382
Thereafter	2,703

$18,437

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of June 30, 2009 were $0.2 million for the remaining six months of 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of June 30, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we vacated in the second quarter of 2005. As of June 30, 2009, the two certificates of deposit that we had previously pledged as collateral in respect of these standby letters of credit had expired. However, in July 2009, we pledged approximately $1.2 million deposited in a savings account as collateral for these letters of credit.

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

Earlier this year, the parties reached a global settlement of the litigation, and on April 2, 2009, a motion for preliminary approval of the settlement was filed with the Court. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us and to Wink Communications, and we would bear no financial liability. We, as well as the officer and director defendants (including the OpenTV officer and director defendants who were previously dismissed from the action pursuant to tolling agreements), would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 14. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media Corporation (Liberty Media), pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of June 30, 2009, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting interest of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million during the six months ended June 30, 2008, in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

We offer products and services that are complementary to some of the products and services offered by Kudelski, our controlling shareholder, and some of its affiliates, including Nagravision S.A. and its subsidiaries. As a result, we have many of the same customers as Kudelski and its other affiliates. Historically, even prior to Kudelski becoming our controlling shareholder, we sold products and professional services to Nagravision in support of its efforts to sell conditional access products to network operator customers who had deployed or wished to deploy OpenTV’s middleware products.

In February 2008, we signed a multi-year license and distribution agreement with Nagravision, a subsidiary of Kudelski, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to us in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions we offer to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to us under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing our middleware deployed by such customers and the amount of professional services requested by Nagravision. As of June 30, 2009, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services we may provide to Nagravision from time to time. Unless otherwise agreed, professional services we perform will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the three months ended June 30, 2009, we recognized under these arrangements $2.0 million of royalties and licenses revenues and $0.1 million of services and other revenues from Nagravision, and $0.4 million and $0.1 million of royalties and licenses revenues from Nagra Trading S.A. and Nagra France SAS, respectively, both of which are subsidiaries of Nagravision.

During the six months ended June 30, 2009, we recognized $3.0 million of royalties and licenses revenues and $0.1 million of services and other revenues from Nagravision S.A., and $1.2 million and $0.1 million of royalties and licenses revenues from Nagra Trading S.A. and Nagra France SAS, respectively.

During the three and six months ended June 30, 2008, we recognized an aggregate of $3.4 million and $4.6 million, respectively, of royalties and licenses and services and other revenues under these arrangements with Nagravision S.A.

As of June 30, 2009, our accounts receivable included $3.1 million from Nagravision S.A., $0.4 million from Nagra Trading S.A. and $0.1 million from Nagra France SAS.

As of December 31, 2008, our accounts receivable included $3.2 million from Nagravision S.A., $0.7 million from Nagra Trading S.A, and $0.1 million from Nagra France SAS.

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that were not owned by Kudelski or its affiliates for $1.35 per share in cash. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal. On June 2, 2009, the special committee issued a press release announcing its rejection of the proposal from Kudelski SA. The special committee was subsequently dissolved by our board of directors.

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

Advertising solutions includes our OpenTV EclipsePlus, Eclipse and Participate products.

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, noncontrolling interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit from operations, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Middleware solutions
Royalties and licenses	$18,821	$16,676	$39,892	$37,209
Services and other	5,969	6,866	11,909	16,396

Subtotal - Middleware solutions	24,790	23,542	51,801	53,605
Advertising solutions
Royalties and licenses	706	1,520	1,262	3,208
Services and other	2,106	1,761	3,950	3,815

Subtotal - Advertising solutions	2,812	3,281	5,212	7,023

Total revenues	$27,602	$26,823	$57,013	$60,628

Contribution margin (loss):
Middleware solutions	$8,510	$7,940	$19,347	$21,608
Advertising solutions	210	233	(58)	919

Total contribution margin	8,720	8,173	19,289	22,527
Unallocated corporate support	(4,699)	(5,693)	(11,195)	(12,465)
Restructuring and impairment	—	(581)	7	(581)
Depreciation and amortization	(1,103)	(1,042)	(2,214)	(2,076)
Amortization of intangible assets	(340)	(1,025)	(680)	(2,050)
Share-based and non-cash compensation	(271)	(434)	(821)	(1,849)
Interest income	84	637	190	1,353
Other income (expense)	(424)	392	(957)	2,246

Profit before income taxes	1,967	427	3,619	7,105
Income tax expense	265	406	730	769

Net income	1,702	21	2,889	6,336
Less: Net income attributable to the noncontrolling interest	(2)	(8)	(5)	(16)

Net income attributable to OpenTV	$1,700	$13	$2,884	$6,320

Our revenues by geographic area, based on the location of network operators who are deploying our products, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Europe, Africa and Middle East
United Kingdom	$5,065	18%	$5,023	19%	$10,629	19%	$11,217	19%
South Africa	1,886	7%	2,149	8%	4,795	8%	4,944	8%
Italy	1,646	6%	1,117	4%	3,311	6%	3,141	5%
Other countries	5,719	21%	3,293	12%	11,248	20%	9,033	15%

Subtotal	14,316	52%	11,582	43%	29,983	53%	28,335	47%
Americas
United States	4,473	16%	5,307	20%	9,732	17%	11,574	19%
Brazil	1,439	5%	1,928	7%	3,430	6%	4,047	7%
Other countries	1,293	5%	529	2%	1,550	2%	798	1%

Subtotal	7,205	26%	7,764	29%	14,712	25%	16,419	27%
Asia Pacific
India	1,466	5%	3,176	12%	2,039	4%	4,085	7%
Australia	1,942	7%	1,684	6%	3,723	7%	6,019	10%
Japan	1,519	6%	1,500	6%	3,673	6%	3,384	6%
Other countries	1,154	4%	1,117	4%	2,883	5%	2,386	3%

Subtotal	6,081	22%	7,477	28%	12,318	22%	15,874	26%

	$27,602	100%	$26,823	100%	$57,013	100%	$60,628	100%

Two major customers accounted for the following percentages of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Nagravision	8%	12%	5%	7%
Thomson	4%	7%	8%	10%

	12%	19%	13%	17%

Another major customer, British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 17% and 18% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 18% of total revenues for the six months ended June 30, 2009 and 2008, taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB, including Thomson.

Three customers accounted for 15%, 11% and 10% of net accounts receivable as of June 30, 2009. Three customers respectively accounted for 18%, 14% and 11% of net accounts receivable as of December 31, 2008.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$481	$1,137	$822	$1,891
Other countries	229	43	623	139

	$710	$1,180	$1,445	$2,030

Long-lived assets by geographic area were as follows (in thousands):

	June 30, 2009	December 31, 2008
Property and equipment:
United States	$4,125	$4,494
Other countries	3,090	3,480

	$7,215	$7,974

Other assets:
United States	$806	$1,034
Other countries	1,438	1,437

	$2,244	$2,471

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing approximately 32.3% of the economic interest and approximately 77.2% of the voting interest in our company, based on the number of our ordinary shares outstanding as of June 30, 2009.

Recent Events

On February 27, 2009, we received a non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares that were not owned by Kudelski or its affiliates for $1.35 per share in cash. On March 4, 2009, our board of directors appointed a special committee consisting of three independent directors to review the proposal. On June 2, 2009, the special committee issued a press release announcing its rejection of the proposal from Kudelski SA. The special committee was subsequently dissolved by our board of directors.

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

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 applies prospectively; retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

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

Revenues for the three months ended June 30, 2009 were $27.6 million, an increase of $0.8 million, or 3%, from $26.8 million for the same period in 2008. Revenues for the six months ended June 30, 2009 were $57.0 million, a decrease of $3.6 million, or 6%, from $60.6 million for the same period in 2008.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$19.5	$18.2	$1.3	7%	$41.1	$40.4	$0.7	2%
Services and other	8.1	8.6	(0.5)	(6)%	15.9	20.2	(4.3)	(21)%

Total revenues	$27.6	$26.8	$0.8	3%	$57.0	$60.6	$(3.6)	(6)%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We also license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who pay the applicable license and royalty fees directly to us on behalf of the network operator or set-top box manufacturer. In addition, we have entered into license agreements with network operators who pay us under a subscription-based model pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed commercially by the network operator for so long as that box remains in use by the network operator. We expect to continue offering this licensing model in the future and expect to derive a greater percentage of our revenues from subscriber-based fees over time.

The aggregate amount of royalties we receive from our customers during a quarterly period is influenced by a number of factors. In the case of our set-top box software, these include: initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, and sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of our licensed middleware products based on the volume of the customer’s previous deployments of the particular licensed products, and we expect to continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, shipment volume increases, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed with our software. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year, though many factors, such as the general economic climate and the specific financial condition of our customers, can influence the actual level of set-top box deployments at any given time. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year, though our revenues in 2009 and beyond may be negatively impacted if our customers reduce deployments of our products due to the general deterioration in economic conditions worldwide.

We also derive fees from the licensing of other products, such as OpenTV Streamer, our campaign management solution known as EclipsePlus and OpenTV Participate. These license fees can be in the form of one-time, upfront payments by our customers, the total of which can vary significantly from quarter to quarter, or can be in the form of a recurring license fee, the total of which is less likely to vary significantly from quarter to quarter.

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Europe, Middle East and Africa	$10.9	$7.6	$3.3	43%	$23.6	$19.4	$4.2	22%
Americas	4.8	4.8	—	—%	9.7	10.2	(0.5)	(5)%
Asia Pacific	3.8	5.8	(2.0)	(34)%	7.8	10.8	(3.0)	(28)%

Total royalties and licenses revenues	$19.5	$18.2	$1.3	7%	$41.1	$40.4	$0.7	2%

As percentage of total revenues	71%	68%			72%	67%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Royalties and licenses revenues for the three months ended June 30, 2009 increased $1.3 million, or 7%, to $19.5 million.

•

Europe, Middle East and Africa accounted for $10.9 million in royalties and licenses revenues for the three months ended June 30, 2009, an increase of $3.3 million, or 43%, compared to the same period in 2008.

British Sky Broadcasting (BSkyB), directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $4.4 million, or 23%, of our total worldwide royalties and licenses revenues for the three months ended June 30, 2009. BSkyB royalties and licenses revenues for the three months ended June 30, 2009 increased by $0.5 million compared to the same period in 2008, primarily as a result of increased deployments of set-top boxes containing our software, which was partially offset by a volume-based price reduction that became effective as of January 1, 2009. This volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future unless we are able to offset the effect of such reduction through increased deployments of our products, an upgrade to a new version of our product that is not subject to the price reduction, or some other means. Royalties and licenses revenues from TV Cabo and Portugal Telecom, which we receive through our license and distribution agreement with Nagravision S.A., collectively accounted for an increase of $0.9 million in the three months ended June 30, 2009 compared to the same period in 2008. Royalties and licenses revenues from UPC Broadband (UGC), Sky Italia, HOT Telecom and Multichoice Africa increased $1.1 million, $0.5 million, $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.2 million compared to the same period in 2008 due to lower volumes of set-top box shipments by those customers.

•	The Americas region accounted for $4.8 million in royalties and licenses revenues for the three months ended June 30, 2009, consistent with the same period in 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $1.5 million, or 7%, of our total worldwide royalties and licenses revenues for the three months ended June 30, 2009. Royalties and licenses revenues from EchoStar for the three months ended June 30, 2009 decreased $0.1 million compared to the same period in 2008.

Royalties and licenses revenues from Time Warner Cable and Comcast decreased $0.6 million and $0.2 million, respectively, compared to the same period in 2008, primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring monthly license fees as received. Royalties and licenses revenues from Bell TV and Star Choice Communications increased $0.5 million and $0.3 million, respectively, for the three months ended June 30, 2009 compared to the same period in 2008 due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.1 million compared to the same period in 2008, primarily due to higher volumes of set-top box shipments by those customers.

•	The Asia Pacific region accounted for $3.8 million in royalties and licenses revenues for the three months ended June 30, 2009, a decrease of $2.0 million, or 34%, compared to the same period in 2008.

Royalties and licenses revenues from Reliance, received through our license and distribution agreement with Nagravision, decreased $1.6 million during the three months ended June 30, 2009 compared to the same period in 2008, primarily due to the one-time license fee for enterprise software received in the three months ended June 30, 2008. Royalties and licenses revenues from Panasonic decreased $0.6 million for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to decreased deployments by that customer of our OpenTV Integrated Browser product. Royalties and licenses revenues from Sky Network Television Ltd. and FOXTEL increased $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.1 million compared to the same period in 2008, primarily due to lower volumes of set-top box shipments by those customers.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Royalties and licenses revenues for the six months ended June 30, 2009 increased $0.7 million, or 2%, to $41.1 million.

•

Europe, Middle East and Africa accounted for $23.6 million in royalties and licenses revenues for the six months ended June 30, 2009, an increase of $4.2 million, or 22%, compared to the same period in 2008.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $9.6 million, or 23%, of our total worldwide royalties and licenses revenues for the six months ended June 30, 2009. BSkyB royalties and licenses revenues for the six months ended June 30, 2009 decreased by $0.1 million compared to the same period in 2008, primarily due to a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future. Royalties and licenses revenues from Portugal Telecom and TV Cabo, which we receive through our license and distribution agreement with Nagravision, collectively accounted for an increase of $2.2 million in the six months ended June 30, 2009 compared to the same period in 2008. Royalties and licenses revenues from UGC, HOT Telecom, Multichoice Africa and Sky Italia increased $1.3 million, $0.7 million, $0.7 million and $0.1 million, respectively, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.6 million compared to the same period in 2008, primarily due to lower volumes of set-top box shipments by those customers.

•	The Americas region accounted for $9.7 million in royalties and licenses revenues for the six months ended June 30, 2009, a decrease of $0.5 million, or 5%, compared to the same period in 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $4.0 million, or 10%, of our total worldwide royalties and licenses revenues for the six months ended June 30, 2009. Royalties and licenses revenues from EchoStar for the six months ended June 30, 2009 increased $0.9 million compared to the same period in 2008, primarily due to the receipt of a late royalty report for set-top boxes that were shipped during 2008 but not reported to us until the first quarter of 2009. Royalties and licenses revenues from Time Warner Cable and Comcast decreased $1.2 million and $0.6 million, respectively, compared to the same period in 2008, primarily due a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring monthly license fees as received. Royalties and licenses revenues from Star Choice Communications increased $0.3 million for the six months ended June 30, 2009 compared to the same period in 2008 due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.1 million compared to the same period in 2008 due to higher volumes of set-top box shipments by those customers.

•	The Asia Pacific region accounted for $7.8 million in royalties and licenses revenues for the six months ended June 30, 2009, a decrease of $3.0 million, or 28%, compared to the same period in 2008.

Royalties and licenses revenues from Reliance, received through our license and distribution agreement with Nagravision, decreased $1.4 million in the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the one-time license fee for enterprise software received in the three months ended June 30, 2008. Royalties and licenses revenues from Panasonic and Austar Entertainment decreased $1.2 million and $1.0 million, respectively, compared to the same period in 2008 due to decreased deployments of our products. Royalties and licenses revenues from Sky Network Television and FOXTEL increased $0.5 million and $0.2 million, respectively, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.1 million compared to the same period in 2008, primarily due to lower volumes of set-top box shipments by those customers.

Services and other

Services and other revenues are primarily generated from professional services, maintenance and support, training, service usage fees, revenue sharing arrangements and programming fees. Professional services revenues are generally derived from deployment and integration consulting engagements for network operators, set-top box manufacturers and systems integrators. The professional services engagements we enter into with our customers are generally discrete projects that are tailored to meet our customers’ specific project requirements. The project scope, term and fees in respect of our professional services engagements are dependent upon these customer requirements and generally vary from project to project based on the products involved, the level of customization and integration required and other project-specific variables.

Maintenance and support and training revenues are generally realized as services are provided to network operators and set-top box manufacturers. A set-top box manufacturer’s decision to purchase maintenance and support from us depends largely on whether such manufacturer is actively shipping set-top boxes with our software or reasonably expects to do so in quantities large enough to justify payment of these amounts which, in both cases, is dependent upon such manufacturer’s supply contracts with network operators and set-top box demand by the network operator.

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Total services and other revenues	$8.1	$8.6	$(0.5)	(6)%	$15.9	$20.2	$(4.3)	(21)%
As percentage of total revenues	29%	32%			28%	33%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Services and other revenues for the three months ended June 30, 2009 decreased $0.5 million, or 6%, to $8.1 million compared to the same period in 2008.

Services and other revenues from BSkyB, Multichoice Africa, Net Servicos de Comunicacao, S.A. (NET), Numericable SAS and Comcast decreased $0.6 million, $0.4 million, $0.4 million, $0.2 million and $0.1 million, respectively, primarily due to a decrease in professional services engagements with those customers in the three months ended June 30, 2009 compared to the same period in 2008. The decreases were partially offset by increases of $0.6 million, $0.6 million and $0.2 million in services and other revenues from SKY Perfect JSAT Corporation (SKY Perfect), Cisco and Time Warner Cable, respectively, which were primarily the result of an increase in professional services engagements with those customers during the three months ended June 30, 2009 compared to the same period in 2008. Services and other revenues from other customers during the three months ended June 30, 2009 accounted for a net decrease of $0.2 million as compared to the same period in 2008.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Services and other revenues for the six months ended June 30, 2009 decreased $4.3 million, or 21%, to $15.9 million compared to the same period in 2008.

Services and other revenues from Numericable, Austar, Multichoice Africa, Reliance, Digiturk, BSkyB, NET and Comcast decreased $1.7 million, $1.0 million, $0.8 million, $0.7 million, $0.7 million, $0.6 million, $0.4 million and $0.4 million, respectively, primarily due to a decrease in professional services engagements with those customers in the six months ended June 30, 2009 compared to the same period in 2008. The decreases were partially offset by increases of $1.6 million, $0.6 million and $0.2 million in services and other revenues from SKY Perfect, Cisco and Time Warner Cable, respectively, which were primarily the result of an increase in professional services engagements with those customers. Services and other revenues from other customers during the six months ended June 30, 2009 accounted for a net decrease of $0.4 million compared to the same period in 2008.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of amortization of developed technology and patents, patent-related legal costs, materials and shipping costs, and cost of revenue share payments. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Cost of royalties and licenses	$1.0	$1.3	$(0.3)	(23)%	$1.9	$2.7	$(0.8)	(30)%
As percentage of total revenues	4%	5%			3%	4%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Cost of royalties and licenses for the three months ended June 30, 2009 decreased $0.3 million, or 23%, to $1.0 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% for the three months ended June 30, 2009 compared to 5% in the same period in 2008. The amortization of developed technologies and patents decreased by $0.6 million for the three months ended June 30, 2009 compared to the same period in 2008, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003. The decrease was partially offset by the impact of a $0.2 million reversal of a previously accrued liability during the three months ended June 30, 2008, which related to a contract commitment that we assumed from our acquisition of Wink Communications in 2002. The accrual release was recorded as a reduction to cost of royalties and licenses, where the accrual was originally charged.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Cost of royalties and licenses for the six months ended June 30, 2009 decreased $0.8 million, or 30%, to $1.9 million. As a percentage of revenues, cost of royalties and licenses decreased to 3% for the six months ended June 30, 2009 compared to 4% in the same period in 2008. The amortization of developed technologies and patents decreased by $1.1 million for the six months ended June 30, 2009 compared to the same period in 2008, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003. The decrease was partially offset by the impact of a $0.2 million reversal of a previously accrued liability during the three months ended June 30, 2008, which related to a contract commitment that we assumed from our acquisition of Wink Communications in 2002. The accrual release was recorded as a reduction to cost of royalties and licenses, where the accrual was originally charged.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Cost of services and other	$10.1	$10.0	$0.1	1%	$20.2	$20.1	$0.1	—%
As percentage of total revenues	37%	37%			35%	33%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Cost of services and other for the three months ended June 30, 2009 increased $0.1 million, or 1%, to $10.1 million. As a percentage of revenues, cost of services and other was 37% for the three months ended June 30, 2009, which is consistent with the same period in 2008. Personnel and personnel-related support costs increased $0.1 million due to an overall increase in headcount, but this was partially offset by our general efforts to shift our workforce to regions with lower costs and the impact of foreign currency translation on our costs denominated in foreign currencies that resulted from the overall strengthening of the United States dollar during the three months ended June 30, 2009. In addition, we increased our provision for service contracts that are under loss position by $0.4 million as a result of changes in cost estimates impacting some of our professional services engagements. The increases were offset by a $0.1 million decrease in consulting and subcontractor costs incurred to meet staffing requirements for our projects and a $0.4 million contribution we received from our insurance company in connection with a customer settlement.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Cost of services and other for the six months ended June 30, 2009 increased $0.1 million, to $20.2 million. As a percentage of revenues, cost of services and other increased to 35% for the six months ended June 30, 2009 compared to 33% in the same period in 2008. We increased our provision for service contracts that are under loss position by $0.7 million as a result of changes in cost estimates impacting some of our professional services engagements. The increase was partially offset by a $0.4 million contribution we received from our insurance company in connection with a customer settlement, and a $0.2 million decrease in personnel and personnel-related support costs as a result of a bonus expense of $0.3 million and share-based compensation expense of $0.2 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the six months ended June 30, 2008. The personnel and personnel-related support costs also decreased due to our general efforts to shift our workforce to regions with lower costs and the impact of foreign currency translation on our costs denominated in foreign currencies that resulted from the overall strengthening of the United States dollar during the six months ended June 30, 2009, but this was offset by an overall increase in headcount.

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

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Research and development	$8.5	$8.4	$0.1	1%	$17.2	$17.7	$(0.5)	(3)%
As percentage of total revenues	31%	31%			30%	29%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Research and development expenses for the three months ended June 30, 2009 increased $0.1 million, or 1%, to $8.5 million. As a percentage of revenues, research and development expenses was 31% for the three months ended June 30, 2009, which is consistent with the same period in 2008. Consulting and subcontractor costs for the three months ended June 30, 2009 increased $0.2 million compared to the same period in 2008 due to staffing requirements for our research and development projects. The increase was partially offset by a $0.1 million decrease in personnel and personnel-related support costs as a result of a bonus expense of $0.1 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the three months ended June 30, 2008. Personnel and personnel-related support costs also decreased due to our general efforts to shift our workforce to regions with lower costs, but this was partially offset by an increase in headcount.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Research and development expenses for the six months ended June 30, 2009 decreased $0.5 million, or 3%, to $17.2 million. As a percentage of revenues, research and development expenses increased slightly to 30% for the six months ended June 30, 2009 compared to 29% in the same period in 2008. Personnel and personnel-related support costs for the six months ended June 30, 2009 decreased $1.0 million, primarily as a result of a bonus expense of $0.6 million and share-based compensation expense of $0.3 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the three months ended June 30, 2008. The decrease in personnel and personnel-related support costs was also due to our general efforts to shift our workforce to regions with lower costs, but this was partially offset by an increase in headcount and an increase of $0.4 million in consulting and subcontractor costs related to staffing requirements for our research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Sales and marketing	$1.8	$2.3	$(0.5)	(22)%	$3.7	$4.7	$(1.0)	(21)%
As percentage of total revenues	7%	9%			6%	8%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Sales and marketing expenses for the three months ended June 30, 2009 decreased $0.5 million, or 22%, to $1.8 million. As a percentage of revenues, sales and marketing expenses decreased to 7% for the three months ended June 30, 2009 compared to 9% in the same period in 2008. Personnel and personnel-related support costs for the three months ended June 30, 2009 decreased $0.2 million compared to the same period in 2008 due to a decrease in headcount. In addition, marketing expenses decreased $0.3 million as a result of lower spending on marketing activities during the three months ended June 30, 2009.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Sales and marketing expenses for the six months ended June 30, 2009 decreased $1.0 million, or 21%, to $3.7 million. As a percentage of revenues, sales and marketing expenses decreased to 6% for the six months ended June 30, 2009 compared to 8% in the same period in 2008. Personnel and personnel-related support costs for the six months ended June 30, 2009 decreased $0.6 million as a result of a bonus expense of $0.1 million and share-based compensation expense of $0.1 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the six months ended June 30, 2008. The decrease in personnel and personnel-related support costs was also due to a decrease in headcount. In addition, marketing expenses decreased $0.3 million as a result of lower spending on marketing activities during the six months ended June 30, 2009.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, and provision for doubtful accounts. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
General and administrative	$3.8	$4.5	$(0.7)	(16)%	$9.5	$10.9	$(1.4)	(13)%
As percentage of total revenues	14%	17%			17%	18%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. General and administrative expenses for the three months ended June 30, 2009 decreased $0.7 million, or 16%, to $3.8 million. As a percentage of revenues, general and administrative expenses decreased to 14% for the three months ended June 30, 2009 compared to 17% in the same period in 2008. Personnel and personnel-related support costs for the three months ended June 30, 2009 decreased $1.1 million, $0.6 million of which was attributable to our reversal of the remaining accrual for severance and other costs relating to a former senior executive officer and the effect of an insurance contribution we received in connection with a settlement reached with such former executive officer. We also recorded a bonus expense of $0.1 million related to the 2007 Management Bonus and Equity Issuance Plan during the three months ended June 30, 2008 which did not recur during the three months ended June 30, 2009. In addition, consulting and subcontractor costs during the three months ended June 30, 2009 decreased $0.4 million compared to the same period in 2008 due to our cost control efforts. The decreases were partially offset by $0.4 million in fees incurred during the three months ended June 30, 2009 by the financial and legal advisors appointed by the special committee of our board of directors in connection with its review of the non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares they do not own. Finally, bad debt expense was $0.3 million higher during the three months ended June 30, 2009 compared to the same period in 2008, primarily due to a reversal of a provision for bad debt that occurred in the prior year period.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. General and administrative expenses for the six months ended June 30, 2009 decreased $1.4 million, or 13%, to $9.5 million. As a percentage of revenues, general and administrative expenses decreased slightly to 17% for the six months ended June 30, 2009 compared to 18% in the same period in 2008. Personnel and personnel-related support costs for the six months ended June 30, 2009 decreased $2.2 million as a result of a bonus expense of $0.5 million and share-based compensation expense of $0.3 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the three months ended June 30, 2008. In addition, personnel and personnel-related support costs decreased by $0.6 million due to our reversal of the remaining accrual for severance and other costs relating to a former senior executive officer and the effect of an insurance contribution we received in connection with a settlement reached with such former executive officer. In addition, consulting and subcontractor costs during the six months ended June 30, 2009 decreased $0.5 million compared to the same period in 2008 due to our cost control efforts. The decreases were partially offset by $0.9 million in fees incurred during the six months ended June 30, 2009 by the financial and legal advisors appointed by the special committee of our board of directors in connection with its review of the non-binding proposal from Kudelski SA to acquire all of our Class A ordinary shares they do not own and an increase in expense resulting from a credit provision for bad debt recorded in the prior year period. Finally, bad debt expense was $0.5 million higher during the six months ended June 30, 2009 compared to the same period in 2008, primarily due to a reversal of a provision for bad debt that occurred in the prior year period.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives of four to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Amortization of intangible assets	$0.1	$0.2	$(0.1)	(50)%	$0.2	$0.4	$(0.2)	(50)%
As percentage of total revenues	—%	1%			—%	1%

Amortization of intangible assets for the three months ended June 30, 2009 decreased $0.1 million, or 50%, to $0.1 million, and amortization of intangible assets for the six months ended June 30, 2009 decreased $0.2 million, or 50%, to $0.2 million. The decreases were due to our impairment during the fourth quarter of 2008 of the unamortized value of one of the customer contracts we assumed as part of our acquisition of substantially all of the assets of CAM Systems in September 2005.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Interest income	$0.1	$0.6	$(0.5)	(83)%	$0.2	$1.4	$(1.2)	(86)%

Interest income for the three months ended June 30, 2009 decreased $0.5 million, or 83%, to $0.1 million, and interest income for the six months ended June 30, 2009 decreased $1.2 million, or 86%, to $0.2 million. These decreases were due to lower effective interest rates earned on our investment portfolio, which consists primarily of cash and cash equivalents, money market funds and short-term marketable debt securities issued by United States government entities and other highly-rated institutions.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Other income (expense)	$(0.4)	$0.4	$(0.8)	(200)%	$(1.0)	$2.2	$(3.2)	(145)%

For the three and six months ended June 30, 2009, net other income (expense) was negatively impacted by losses on foreign exchange experienced due to the strengthening of the United States dollar relative to the foreign currencies in which a portion of our cash balance was denominated. For the three and six months ended June 30, 2008, net other income benefited from the weakening of the United States Dollar relative to the foreign currencies in which a portion of our cash balance was denominated.

Income Taxes

As of June 30, 2009, unrecognized tax benefits approximated $1.1 million, all of which would affect our effective tax rate if recognized.

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

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Income tax expense	$0.2	$0.4	$(0.2)	(50)%	$0.7	$0.8	$(0.1)	(13)%

The income tax expense of $0.2 million recorded in the three months ended June 30, 2009 versus the income tax expense of $0.4 million recorded in the same period in 2008 and the income tax expense of $0.7 million recorded in the six months ended June 30, 2009 versus the income tax expense of $0.8 million recorded in the same period in 2008, primarily resulted from relative differences in the rates of taxation in the various foreign jurisdictions in which we generate revenue and a release of tax reserves following the expiration of the applicable statute of limitations.

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

Advertising solutions includes our OpenTV EclipsePlus, Eclipse and Participate products.

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

Contribution margin is a non-GAAP financial measure that excludes unallocated corporate support, interest, taxes, depreciation and amortization, amortization of intangible assets, share-based compensation, impairment of goodwill, impairment of intangibles, other income, noncontrolling interest, restructuring provisions, and unusual items such as contract amendments that mitigate potential loss positions. These exclusions reflect costs not considered directly allocable to individual business segments and result in a definition of contribution margin that does not take into account some of the substantial costs of doing business. Management believes that segment contribution margin is a helpful measure in evaluating the performance of our business segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, profit from operations, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are presented in our financial statements. In addition, our calculation of contribution margin may be different from, and not comparable to, the calculation used by other companies.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$18.8	$16.7	$2.1	13%	$39.9	$37.2	$2.7	7%
Services and other	6.0	6.8	(0.8)	(12)%	11.9	16.4	(4.5)	(27)%

Total middleware solutions	$24.8	$23.5	$1.3	6%	$51.8	$53.6	$(1.8)	(3)%

As percentage of total revenues	90%	88%			91%	88%

Contribution margin - middleware solutions	$8.5	$8.0	$0.5	6%	$19.4	$21.6	$(2.2)	(10)%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Total revenues from the middleware solutions segment for the three months ended June 30, 2009 increased $1.3 million, or 6%, to $24.8 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses from set-top box shipments and other product sales accounted for 76% and 71% of segment revenues for the three months ended June 30, 2009 and 2008, respectively. Royalties and licenses from the middleware solutions segment for the three months ended June 30, 2009 increased $2.1 million, or 13%, to $18.8 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $4.4 million, or 23%, of our total worldwide royalties and licenses revenues for the three months ended June 30, 2009. BSkyB royalties and licenses revenues for the three months ended June 30, 2009 increased by $0.5 million compared to the same period in 2008, primarily as a result of increased deployments of set-top boxes containing our software, which was partially offset by a volume-based price reduction that became effective as of January 1, 2009. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future.

Royalties and licenses revenues from TV Cabo and Portugal Telecom, which we receive through our license and distribution agreement with Nagravision, collectively accounted for an increase of $0.9 million in the three months ended June 30, 2009 compared to the same period in 2008. Royalties and licenses revenues from UGC, Bell TV, Sky Italia, HOT Telecom, Star Choice Communications, Sky Network Television, Multichoice Africa and FOXTEL increased $1.1 million, $0.5 million, $0.5 million, $0.4 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. These increases were partially offset by a decrease of $1.6 million in royalties and licenses revenues from Reliance during the three months ended June 30, 2009 compared to the same period in 2008 due to the one-time license fee for enterprise software received in the three months ended

June 30, 2008 and by a decrease in royalties and licenses revenues from Panasonic of $0.6 million during the three months ended June 30, 2009 compared to the same period in 2008 which was primarily due to decreased deployments by that customer of our OpenTV Integrated Browser product. The remaining decrease of $0.3 million in royalties and licenses revenues resulted primarily from lower volumes of set-top box shipments by other customers.

Services and other revenues accounted for 24% and 29% of segment revenues for the three months ended June 30, 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for the three months ended June 30, 2009 decreased $0.8 million, or 12%, to $6.0 million. As described under “Services and other” in “Revenues” above, services and other revenues from BSkyB, Comcast, Multichoice Africa, Numericable and NET decreased $0.6 million, $0.5 million, $0.4 million, $0.2 million and $0.1 million, respectively, primarily due to a decrease in professional services engagements with those customers in the three months ended June 30, 2009 compared to the same period in 2008. The decreases were partially offset by increases of $0.6 million in services and other revenues from each of SKY Perfect and Cisco, which were primarily the result of an increase in professional services engagements with those customers. Services and other revenues from other customers during the three months ended June 30, 2009 accounted for a net decrease of $0.2 million compared to the same period in 2008.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended June 30, 2009 increased $0.5 million, or 6%, to $8.5 million compared to the same period in 2008, primarily as a result of a $1.3 million increase in revenues generated in this segment, which was partially offset by $0.4 million increase in provision for service contracts that are under loss position as a result of changes in cost estimates impacting some of our professional services engagements, a $0.3 million increase in personnel and personnel-related support costs and a $0.2 million increase in consulting and subcontractor costs.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Total revenues from the middleware solutions segment for the six months ended June 30, 2009 decreased $1.8 million, or 3%, to $51.8 million.

Royalties and licenses from set-top box shipments and other product sales accounted for 77% and 69% of segment revenues for the six months ended June 30, 2009 and 2008, respectively. Royalties and licenses from the middleware solutions segment for the six months ended June 30, 2009 increased $2.7 million, or 7%, to $39.9 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $9.6 million, or 23%, of our total worldwide royalties and licenses revenues for the six months ended June 30, 2009. BSkyB royalties and licenses revenues for the six months ended June 30, 2009 decreased by $0.1 million compared to the same period in 2008, primarily as a result of increased deployments of set-top boxes containing our software, which was offset by a volume-based price reduction that became effective as of January 1, 2009. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future. Royalties and licenses revenues from Portugal Telecom and TV Cabo, which we receive through our license and distribution agreement with Nagravision, collectively accounted for an increase of $2.2 million in the six months ended June 30, 2009 compared to the same period in 2008.

Royalties and licenses revenues from EchoStar for the six months ended June 30, 2009 increased $0.9 million compared to the same period in 2008, primarily due to the receipt of a late royalty report for set-top boxes that were shipped during 2008 but not reported to us until the first quarter of 2009. Royalties and licenses revenues from UPC, HOT Telecom, Multichoice Africa, Sky Network Television, FOXTEL and Sky Italia increased $1.3 million, $0.7 million, $0.7 million, $0.5 million, $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to increased deployments of set-top boxes containing our software. These increases were partially offset by a decrease of $1.4 million in royalties and licenses revenues from Reliance during the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the one-time license fee for enterprise software received in the three months ended June 30, 2008, and by decreases in royalties and licenses revenues from Panasonic and Austar of $1.2 million and $1.0 million, respectively, compared to the same period in 2008 due to lower volumes of deployments of our products. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.4 million compared to the same period in 2008.

Services and other revenues accounted for 23% and 31% of segment revenues for the six months ended June 30, 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for the six months ended June 30, 2009 decreased $4.5 million, or 27%, to $11.9 million. As described under “Services and other” in “Revenues” above, services and other revenues from Numericable, Austar, Multichoice Africa, Reliance, Digiturk, BSkyB, Sky Network Television and NET decreased $1.7 million, $1.0 million, $0.8 million, $0.7 million, $0.7 million, $0.4 million, $0.4 million and $0.4 million, respectively, primarily due to a decrease in professional services engagements with those customers in the six months ended June 30, 2009 compared to the same period in 2008. The decreases were partially offset by increases of $1.6 million and $0.6 million in services and other revenues from SKY Perfect and Cisco, which were primarily the result of an increase in professional services engagements with those customers. Services and other revenues from other customers during the six months ended June 30, 2009 accounted for a net decrease of $0.6 million compared to the same period in 2008.

Total contribution margin for the middleware solutions segment for the six months ended June 30, 2009 decreased $2.2 million, or 10%, to $19.4 million compared to the same period in 2008, primarily as a result of a $1.8 million decrease in revenues generated in this segment, a $0.7 million increase in provision for service contracts that are under loss position as a result of changes in cost estimates impacting some of our professional services engagements and a $0.6 million increase in consulting and subcontractor costs, which were partially offset by a $0.6 million decrease in personnel and personnel-related support costs.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$0.7	$1.5	$(0.8)	(53)%	$1.2	$3.2	$(2.0)	(63)%
Services and other	2.1	1.8	0.3	17%	4.0	3.8	0.2	5%

Total advertising solutions revenues	$2.8	$3.3	$(0.5)	(15)%	$5.2	$7.0	$(1.8)	(26)%

As percentage of total revenues	10%	12%			9%	12%

Contribution margin - advertising solutions	$0.2	$0.2	$—	—%	$(0.1)	$0.9	$(1.0)	(111)%

Three Months ended June 30, 2009 versus Three Months ended June 30, 2008. Total revenues from the advertising solutions segment for the three months ended June 30, 2009 decreased $0.5 million, or 15%, to $2.8 million.

Royalties and licenses revenues from the advertising solutions segment for the three months ended June 30, 2009 decreased $0.8 million, or 53%, to $0.7 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner Cable and Comcast decreased $0.6 million and $0.2 million, respectively, compared to the same period in 2008, primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring monthly license fees as received.

Services and other revenues from the advertising solutions segment for the three months ended June 30, 2009 increased by $0.3 million, or 17%, to $2.1 million. As described under “Services and other” in “Revenues” above, services and other revenues from Comcast decreased by $0.1 million during the three months ended June 30, 2009 compared to the same period in 2008, primarily due a decrease in professional services engagements with that customer. Services and other revenues from other customers accounted for a net increase of $0.4 million during the three months ended June 30, 2009 compared to the same period in 2008, primarily due a decrease in professional services engagements.

Costs associated with our advertising solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the advertising solutions segment was $0.2 million for the three months ended June 30, 2009, which is consistent with the same period in 2008. Revenues generated in this segment decreased by $0.5 million. Personnel and personnel-related support costs decreased $0.5 million and consulting and subcontractor costs decreased $0.2 million, which were partially offset by the impact of a $0.2 million reversal of a previously accrued liability during the three months ended June 30, 2008, which related to a contract commitment that we assumed in connection with the Wink acquisition.

Six Months ended June 30, 2009 versus Six Months ended June 30, 2008. Total revenues from the advertising solutions segment for the six months ended June 30, 2009 decreased $1.8 million, or 26%, to $5.2 million.

Royalties and licenses revenues from the advertising solutions segment for the six months ended June 30, 2009 decreased $2.0 million, or 63%, to $1.2 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner Cable and Comcast decreased $1.2 million and $0.6 million, respectively, compared to the same period in 2008, primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring monthly license fees as received. Royalties and licenses revenues from other customers accounted for a net decrease of $0.2 million compared to the same period in 2008 due to decreased deployments of our products.

Services and other revenues from the advertising solutions segment for the six months ended June 30, 2009 increased by $0.2 million, or 5%, to $4.0 million. As described under “Services and other” in “Revenues” above, services and other revenues from Comcast decreased by $0.4 million, primarily due a decrease in professional services engagements during the six months ended June 30, 2009 compared to the same period in 2008. Services and other revenues from other customers accounted for a net increase of $0.6 million compared to the same period in 2008, primarily due to an increase in professional services engagements.

Total contribution margin for the advertising solutions segment for the six months ended June 30, 2009 decreased $1.0 million, or 111%, to a loss of $0.1 million compared to $0.9 million gain in the same period in 2008, primarily as a result of a $1.8 million decrease in revenues. Personnel and personnel-related support costs decreased $0.9 million and consulting and subcontractor costs decreased $0.2 million, which were partially offset by the impact of a $0.2 million reversal of a previously accrued liability during the three months ended June 30, 2008, which related to a contract commitment that we assumed in connection with the Wink acquisition.

Reconciliation of Contribution Margin to Net Income

Total contribution margin reconciled to net income on a GAAP basis was as follows (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Total contribution margin	$8.7	$8.2	$0.5	6%	$19.3	$22.5	$(3.2)	(14)%
Unallocated corporate overhead	(4.7)	(5.7)			(11.2)	(12.5)
Restructuring and impairment costs	—	(0.6)			—	(0.6)
Depreciation and amortization	(1.1)	(1.1)			(2.2)	(2.1)
Amortization of intangible assets	(0.4)	(1.0)			(0.7)	(2.0)
Share-based and non-cash compensation	(0.3)	(0.4)			(0.8)	(1.8)
Interest income	0.1	0.6			0.2	1.4
Other income (expense)	(0.4)	0.4			(1.0)	2.2

Profit before income taxes	1.9	0.4			3.6	7.1
Income tax expense	0.2	0.4			0.7	0.8

Net income	1.7	—			2.9	6.3
Less: Net income attributable to the noncontrolling interest	—	—			—	—

Net income attributable to OpenTV	$1.7	$—			$2.9	$6.3

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation of those deliverables.

Some of our contractual arrangements with our customers involve multiple elements that impact the timing of recognition of revenues received from such customers, including, for example, our arrangements with Essel Group (which operates the DishTV network in India), FOXTEL in Australia and Comcast and Time Warner Cable in the United States. At the time that a multiple-element arrangement is entered into, we make a determination as to whether vendor specific objective evidence, or VSOE, of fair value exists for each of the elements involved in the arrangement. To the extent VSOE does not exist for any undelivered elements, then all or portions of the amounts that we invoice under the applicable arrangement are generally deferred and recognized as revenue over time. For example, some of our arrangements provide for the delivery of future specified products and services, for which VSOE of fair value does not exist. In addition, some of our contracts include maintenance and support offerings, for which VSOE of fair value does not exist. In instances where VSOE of fair value for maintenance and support does not exist, we will generally recognize all revenues from the arrangement either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided, once all other specified deliverables have been delivered. In instances where VSOE of fair value for maintenance and support exists and there are future specified products and services for which VSOE of fair value does not exist, we will generally recognize all revenues upon the final delivery of the future specified products and services, except for the fair value of the revenues relating to the remaining undelivered maintenance and support, which will be recognized over the remaining period of support.

As of June 30, 2009, we had a balance of $38.7 million in deferred revenue compared to $33.2 million as of December 31, 2008. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through June 30, 2010	$23.0
July 1, 2010 through June 30, 2011	8.0
Thereafter	7.7

$38.7

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$92.7	$93.9	$(1.2)	(1)%
Short-term marketable debt securities	18.6	7.7	10.9	142%
Long-term marketable debt securities	—	1.2	(1.2)	(100)%

Total cash portfolio	$111.3	$102.8	$8.5	8%

The summary of cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 was as follows (in millions, except percentages):

	Six Months Ended June 30,		Change
	2009	2008	2009 versus 2008
Cash provided by operating activities	$9.9	$5.1	$4.8
Cash provided by (used in) investing activities	$(11.3)	$12.2	$(23.5)
Cash provided by (used in) financing activities	$(0.3)	$13.9	$(14.2)

Cash provided by operating activities

The increase of $4.8 million in net cash provided by operating activities during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to an $11.4 million increase in the changes in accounts receivable, which was partially offset by a $5.1 million decrease in net income, net of non-cash items, and a net decrease of $1.5 million in changes of other current assets and liabilities.

Cash provided by (used in) investing activities

The decrease of $23.5 million in net cash provided by (used in) investing activities during the six months ended June 30, 2009 compared to the same period in 2008 primarily represented a $12.0 million decrease in net proceeds from the sales of marketable debt securities and additional investments of $10.2 in marketable debt securities. In addition, during the six months ended June 30, 2008, we received $1.9 million from the sale of a cost investment. These decreases were partially offset by a $0.6 million reduction in capital expenditures.

Cash provided by (used in) financing activities

The decrease of $14.2 million in net cash provided by (used in) financing activities during the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008 and $0.2 million cash paid during the six months ended June 30, 2009 to repurchase our Class A ordinary shares. These decreases were partially offset by a $0.4 million decrease in cash paid to repurchase restricted Class A ordinary shares held by employees in order to satisfy applicable withholding taxes upon lapsing of the restrictions on such shares.

Commitments and Contractual Obligations

Information as of June 30, 2009 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining six months in 2009	Due in 2010 - 2011	Due in 2012 - 2013	Due in 2014 or after
Operating leases obligations	$18.4	$2.3	$8.5	$4.9	$2.7
Noncancellable purchase obligations	0.2	0.2	—	—	—

Total contractual obligations	$18.6	$2.5	$8.5	$4.9	$2.7

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of June 30, 2009 were $0.2 million for the remaining six months of 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of June 30, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we vacated in the second quarter of 2005. As of June 30, 2009, the two certificates of deposit that we had previously pledged as collateral in respect of these standby letters of credit had expired. However, in July 2009, we pledged approximately $1.2 million deposited in a savings account as collateral for these letters of credit.

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

Fixed Income Investment Risk

We own a fixed income investment portfolio with various holdings, types and maturities. These investments are generally classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, included as a separate component of the balance sheet line item entitled “accumulated other comprehensive income (loss).”

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of June 30, 2009 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of June 30, 2009	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Decrease 0.5%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$18,601	$18,632	$18,620	$18,555	$18,509

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of June 30, 2009, we held approximately $7.8 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” During the three months ended June 30, 2009, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of June 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report or such Quarterly Report, we have not restated the descriptions of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

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

Earlier this year, the parties reached a global settlement of the litigation, and on April 2, 2009, a motion for preliminary approval of the settlement was filed with the Court. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us and to Wink Communications, and we would bear no financial liability. We, as well as the officer and director defendants (including the OpenTV officer and director defendants who were previously dismissed from the action pursuant to tolling agreements), would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and litigation against us and Wink Communications continues, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

(a) Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Office Lease between VNO Patson Sacramento LP and OpenTV, Inc. dated as of May 27, 2009.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OpenTV Corp.

Date: August 7, 2009	/s/ Nigel W. Bennett
Nigel W. Bennett
Chief Executive Officer

Exhibit Index

Exhibit Number	Description
10.1	Office Lease between VNO Patson Sacramento LP and OpenTV, Inc. dated as of May 27, 2009.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith
**	Furnished herewith