Form 10-Q
period 2009-09-30
OPENTV CORP
filed 2009-11-04
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the Registrant had outstanding:

107,891,190 Class A ordinary shares, no par value; and

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

Part I. Financial Information

Item 1.	Financial Statements

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008 *
ASSETS
Current assets:
Cash and cash equivalents	$78,016	$93,887
Short-term marketable debt securities	30,833	7,768
Accounts receivable, net of allowance for doubtful accounts of $926 and $1,076 at September 30, 2009 and December 31, 2008, respectively	30,289	27,275
Prepaid expenses and other current assets	5,530	4,628

Total current assets	144,668	133,558
Long-term marketable debt securities	4,995	1,178
Property and equipment, net	7,824	7,974
Goodwill	95,443	95,250
Intangible assets, net	7,505	8,519
Other assets	2,761	2,471

Total assets	$263,196	$248,950

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,649	$2,287
Accrued liabilities	18,639	17,602
Accrued restructuring	325	238
Deferred revenue	23,315	16,130

Total current liabilities	44,928	36,257
Accrued liabilities, net of current portion	986	1,160
Accrued restructuring, net of current portion	1,091	1,146
Deferred revenue, net of current portion	15,738	17,092

Total liabilities	62,743	55,655
Commitments and contingencies (Note 13)
OpenTV Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,891,190 and 108,385,176 shares issued and outstanding, including treasury shares, at September 30, 2009 and December 31, 2008, respectively	2,234,287	2,234,687
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at September 30, 2009 and December 31, 2008	35,953	35,953
Additional paid-in capital	516,304	515,506
Treasury shares at cost, zero and 523,647 shares at September 30, 2009 and December 31, 2008, respectively	—	(623)
Accumulated other comprehensive loss	(1,521)	(2,163)
Accumulated deficit	(2,584,996)	(2,590,496)

Total OpenTV shareholders’ equity	200,027	192,864
Noncontrolling interest	426	431

Total equity	200,453	193,295

Total liabilities and equity	$263,196	$248,950

*	The condensed consolidated balance sheet at December 31, 2008 has been derived from the company’s audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Royalties and licenses	$20,711	$16,494	$61,865	$56,911
Services and other	11,071	10,427	26,930	30,638

Total revenues	31,782	26,921	88,795	87,549
Cost of revenues:
Royalties and licenses	868	1,202	2,801	3,960
Services and other	10,945	9,106	31,115	29,185

Total cost of revenues	11,813	10,308	33,916	33,145

Gross profit	19,969	16,613	54,879	54,404
Operating expenses:
Research and development	8,731	8,031	25,900	25,769
Sales and marketing	2,407	2,818	6,125	7,503
General and administrative	6,052	4,121	15,559	15,030
Restructuring and impairment	157	(7)	149	575
Amortization of intangible assets	62	181	200	551

Total operating expenses	17,409	15,144	47,933	49,428

Profit from operations	2,560	1,469	6,946	4,976
Interest income	96	514	286	1,866
Other income (expense)	168	(1,471)	(789)	776

Profit before income taxes	2,824	512	6,443	7,618
Income tax expense (benefit)	213	(445)	943	325

Net income	2,611	957	5,500	7,293
Less: Net income attributable to the noncontrolling interest	—	(2)	(5)	(18)

Net income attributable to OpenTV	$2,611	$955	$5,495	$7,275

Net income attributable to OpenTV per share, basic	$0.02	$0.01	$0.04	$0.05

Net income attributable to OpenTV per share, diluted	$0.02	$0.01	$0.04	$0.05

Shares used in per share calculation, basic	138,107,816	139,465,910	138,098,719	139,629,135

Shares used in per share calculation, diluted	138,798,654	140,197,701	138,818,274	140,347,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPENTV CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,500	$7,293
Less: Net income attributable to the noncontrolling interest	(5)	(18)

Net income attributable to OpenTV	5,495	7,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,320	3,120
Amortization of intangible assets	1,013	2,848
Share-based compensation	1,088	2,205
Non-cash employee compensation	2	8
Non-cash restructuring costs	19	—
Provision for doubtful accounts	621	(23)
Gain on sale of cost investment	(120)	(143)
Loss on disposal of fixed assets	23	1
Changes in operating assets and liabilities:
Accounts receivable	(4,255)	(10,707)
Prepaid expenses and other current assets	(902)	(269)
Other assets	(291)	(716)
Accounts payable	590	(1,021)
Accrued liabilities	727	(2,799)
Accrued restructuring	32	(677)
Deferred revenue	6,451	6,333

Net cash provided by operating activities	13,813	5,435
Cash flows from investing activities:
Purchase of property and equipment	(3,098)	(3,514)
Cash used in acquisition, net of cash acquired (Note 5)	—	(96)
Proceeds from sale of cost investment	120	1,882
Proceeds from disposal of property and equipment	2	—
Proceeds from sale of marketable debt securities	6,044	18,105
Purchase of marketable debt securities	(33,123)	(5,137)

Net cash provided by (used in) investing activities of continuing operations	(30,055)	11,240
Net cash provided by investing activities of discontinued operations	—	225

Net cash provided by (used in) investing activities	(30,055)	11,465
Cash flows from financing activities:
Repurchase of restricted shares	(127)	(454)
Repurchase of treasury shares	(228)	—
Capital contribution from the former controlling shareholder	—	14,333
Proceeds from issuance of ordinary shares	21	17

Net cash provided by (used in) financing activities	(334)	13,896
Effect of exchange rate changes on cash and cash equivalents	705	(674)

Net increase (decrease) in cash and cash equivalents	(15,871)	30,122
Cash and cash equivalents, beginning of period	93,887	58,599

Cash and cash equivalents, end of period	$78,016	$88,721

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(516)	$(1,412)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$18	$2

Retirement of treasury shares	$623	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, these unaudited condensed consolidated interim financial statements (interim financial statements) have been prepared on the same basis as our December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal closing adjustments, necessary to fairly state the information set forth within. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim period financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Management has evaluated subsequent events through the date the interim financial statements were issued, which was November 4, 2009.

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

Note 2. Summary of Significant Accounting Policies

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141(R)) as codified under FASB Accounting Standards Codification Topic 805 “Business Combinations” (ASC 805). Under ASC 805, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 significantly changes the accounting for business combinations. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) as codified under ASC 805. FSP FAS 141R-1 amends the guidance in SFAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008.

The adoption of ASC 805 as of January 1, 2009 did not have a material impact on our financial statements. However, the adoption of ASC 805 may cause any future business combinations into which we enter to have a significant impact on our financial statements as compared to our prior acquisitions which were accounted for according to the prior rules under GAAP.

Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, as codified under FASB Accounting Standards Codification Subtopic 350-30 “Intangibles - Goodwill and Other: General Intangibles Other than Goodwill” (ASC 350-30). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, as codified under FASB ASC Topic 350 “Intangibles Goodwill and Other” (ASC 350). The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other related rules under GAAP. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 350-30 as of January 1, 2009 did not have a material impact on our financial statements.

Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” as codified under FASB Accounting Standards Codification Topic 810 “Consolidation” (ASC 810). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 810 as of January 1, 2009 did not have a material impact on our financial statements. Upon adoption of ASC 810, we reclassified a noncontrolling interest as a separate component of equity and noncontrolling interest income to net income attributable to noncontrolling interest in our financial statements. In addition, we disclosed the noncontrolling interest component in the comprehensive income footnote as required by ASC 810.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (the Codification) which established the Codification as the official single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the Codification, all existing non-SEC accounting and reporting standards were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the Codification, provide background information about guidance and provide the basis for conclusion on the changes to the Codification. Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s notes to condensed consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial statements.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified under FASB Accounting Standards Codification Topic 855 “Subsequent Events” (ASC 855). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified under FASB Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10). ASC 820-10 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10 applies prospectively; retrospective application is not permitted. ASC 820-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, both which were codified under FASB Accounting Standards Codification Topic 320 “Investments in Debt and Equity Securities” (ASC 320). ASC 320 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, both which were codified under FASB Accounting Standards Codification Subtopic 825-10, “Fair Value Measurements and Disclosures” (ASC 825-10). ASC 825-10 require an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on our financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$2,611	$957	$5,500	$7,293
Less: Net income attributable to the noncontrolling interest	—	(2)	(5)	(18)

Net income attributable to OpenTV	$2,611	$955	$5,495	$7,275

Denominator - basic:
Basic weighted average shares	138,107,816	139,465,910	138,098,719	139,629,135

Denominator - diluted:
Weighted average shares	138,107,816	139,465,910	138,098,719	139,629,135
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	79,035	78,225	85,373	63,662
Class A ordinary shares issuable for shares of OpenTV, Inc.
Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	611,803	653,566	634,182	655,145

Diluted weighted average shares	138,798,654	140,197,701	138,818,274	140,347,942

Net income attributable to OpenTV per share, basic	$0.02	$0.01	$0.04	$0.05

Net income attributable to OpenTV per share, diluted	$0.02	$0.01	$0.04	$0.05

The following weighted average items as of September 30, 2009 and 2008 were not included in the computation of diluted net income per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Class A ordinary shares issuable upon exercise of stock options	4,744,510	5,165,526	4,804,050	5,445,289

Note 4. Balance Sheet Components (in thousands)

	September 30, 2009	December 31, 2008
Prepaid expenses and other current assets:
Value added tax	$538	$555
Current deferred tax asset	361	312
Prepaid rent	524	572
Deferred contract costs	1,965	719
Other	2,142	2,470

	$5,530	$4,628

Property and equipment:
Computers and equipment	$16,946	$15,383
Software	3,787	2,845
Furniture and fixtures	1,882	1,768
Leasehold improvements	3,515	2,969

	26,130	22,965
Less: Accumulated depreciation and amortization	(18,306)	(15,228)
Add: Construction in progress	—	237

	$7,824	$7,974

Other assets:
Deposits	$2,131	$1,240
Deferred contract costs	354	958
Long-term deferred tax asset	258	258
Other	18	15

	$2,761	$2,471

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$9,757	$11,251
Accrued professional fees	817	1,286
Accrued income taxes	2,075	1,799
Deferred rent	580	1,043
Other	6,396	3,383

	$19,625	$18,762

As of September 30, 2009 and December 31, 2008, accounts receivable included approximately $2.5 million and $0.3 million, respectively, of unbilled receivables.

Note 5. Goodwill

As of September 30, 2009, our goodwill balance related to (i) our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, substantially all of the assets of CAM Systems, LLC, and Ruzz TV Pty Ltd, and (ii) our acquisition of noncontrolling interests upon the exchange of OpenTV, Inc. shares for shares of OpenTV Corp.

We acquired Ruzz TV in September 2008 for an up-front cash payment of $0.2 million. In June 2009, we recorded approximately $0.2 million of additional goodwill related to contingent consideration earned by Ruzz TV upon achievement of a specified revenue target. Payment of the contingent consideration was made in September 2009.

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

Note 6. Intangible Assets

The components of intangible assets, net, excluding goodwill, were as follows (in thousands):

		September 30, 2009			December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	13	$14,102	$(6,781)	$7,321	$8,136
Contracts and relationships	5	1,000	(816)	184	333
Trademarks	4	300	(300)	—	50

		$15,402	$(7,897)	$7,505	$8,519

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $0.3 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. Of the aggregate amount, $0.3 million and $0.6 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2009 (remaining three months)	$321
2010	1,218
2011	1,085
2012	1,085
2013	1,085
2014	1,085
Thereafter	1,626

$7,505

Note 7. Restructuring and Impairment Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken to restructure the business. Restructuring activities could include terminating employees, abandoning excess leased space and incurring other exit costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as codified under FASB Accounting Standards Codification Topic 420 “Exit or Disposal Cost Obligations” (ASC 420). ASC 420 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring costs depend on numerous estimates made by us based on our knowledge of the activity being affected, the cost to exit existing commitments and fair value estimates. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates. During the three months ended September 30, 2009, the restructuring charge included approximately $19,000 of impairment costs for fixed assets that were directly associated with the exit activities recorded during the quarter.

The following sets forth the restructuring activity during the three and nine months ended September 30, 2009 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2008	$14	$1,370	$1,384
Reversal	(7)	—	(7)
Cash payments	(7)	(12)	(19)

Balance, March 31, 2009	—	1,358	1,358
Cash payments	—	(4)	(4)

Balance, June 30, 2009	—	1,354	1,354
Provision	137	—	137
Cash payments	(25)	(50)	(75)

Balance, September 30, 2009	$112	$1,304	$1,416

The outstanding accrual for excess facilities relates to operating lease obligations that expire in 2016.

Note 8. Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reported net income	$2,611	$957	$5,500	$7,293
Other comprehensive income (loss):
Foreign currency translation gains (losses)	258	(85)	839	(347)
Unrealized losses on available-for-sale investments, net of income taxes	24	(95)	(197)	(227)

Comprehensive income	2,893	777	6,142	6,719
Comprehensive income attributable to the noncontrolling interest	—	(2)	(5)	(18)

Comprehensive income attributable to OpenTV	$2,893	$775	$6,137	$6,701

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

2005 Plan. We currently issue options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or nonstatutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception. As of September 30, 2009, options to purchase 2,359,707 Class A ordinary shares were outstanding under the 2005 Plan, and 2,263,932 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of September 30, 2009, options to purchase 1,072,087 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan. As of September 30, 2009, options to purchase 134,784 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan. As of September 30, 2009, options to purchase 1,162,560 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of September 30, 2009, options to purchase 29,751 shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of September 30, 2009, options to purchase 35,280 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of September 30, 2009, options to purchase 1,060 Class A ordinary shares were outstanding under the Assumed ACTV Plan.

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

As of September 30, 2009, an aggregate of 195,566 of such 2007 Restricted Shares had been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance.

Restrictions on the sale or transfer of the 2007 Restricted Shares lapsed as to 25% of such shares in December 2008, and thereafter lapse as to 1/48th of such shares over each of the remaining 36 months. As of September 30, 2009, restrictions as to an aggregate of 450,951 of the 2007 Restricted Shares had lapsed and we had withheld an aggregate of 151,728 of such shares to satisfy applicable withholding tax liabilities. As of September 30, 2009, 564,777 of the 2007 Restricted Shares were outstanding and subject to restrictions.

In March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Executive Chairman. Such shares are restricted as to sale or transfer for a period of four years from the date of grant.

In November 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer pursuant to the terms of his employment agreement. The restrictions as to sale or transfer of such shares lapse with respect to one-third of the restricted shares on each of March 5, 2009, 2010 and 2011. As of September 30, 2009, restrictions as to 33,333 of such shares had lapsed and we withheld 12,864 of such shares to satisfy applicable withholding tax liabilities.

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

As defined by SFAS No. 123 (revised 2004), “Share-based Payment,” and codified under FASB Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” (ASC 718), the 2007 Plan allows for both performance and service elements. Accordingly, once vesting is considered probable, we recognize expense on a straight-line basis over the remaining requisite service period. Final compensation cost is recognized only for awards that ultimately vest. As part of the 2007 Plan, 1,020,232 Class A ordinary shares were issued in August 2007 as 2007 Management Restricted Shares.

All of the profitability targets under the 2007 Plan were achieved in May 2008. At such time, restrictions as to an aggregate of 929,767 of the 2007 Management Restricted Shares lapsed. We withheld an aggregate of 332,258 shares to satisfy applicable withholding tax liabilities.

We recorded an insignificant amount and approximately $0.9 million during the three and nine months ended September 30, 2008, respectively, of share-based compensation expense related to achievement of performance targets under our 2007 plan.

Share-based Compensation Expense

The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues - services and other	$53	$73	$205	$402
Research and development	102	137	416	773
Sales and marketing	30	45	151	254
General and administrative	84	109	316	776

	$269	$364	$1,088	$2,205

No options were exercised during the three months ended September 30, 2009. Cash received from option exercises under all share-based compensation plans was not significant for the nine months ended September 30, 2009. Cash received from option exercises under all share-based compensation plans was not significant for the three and nine months ended September 30, 2008. No income tax benefit was recognized in the statement of operations for share-based compensation costs for the three and nine months ended September 30, 2009 and 2008. No share-based compensation costs were capitalized for the three and nine months ended September 30, 2009 and 2008.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The assumptions used for our calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	2.45% - 2.56%	2.64% - 3.16%	1.38% - 2.78%	2.64% - 3.76%
Average expected lives (months)	61	63	61	63
Dividend yield	—	—	—	—
Expected volatility	71%	62%	71%	62%

Our computations of expected volatility for the three and nine months ended September 30, 2009 and 2008 were based on historical volatility of our share price. Our computations of expected life for the three and nine months ended September 30, 2009 and 2008 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rates for periods within the contractual life of the awards are based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant, as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the three and nine months ended September 30, 2009:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2008	5,185,075		$4.84
Options granted	77,200	$1.09 - $1.34	$1.19
Options exercised	(20,100)	$1.05	$1.05
Options forfeited	(119,471)	$1.03 - $3.16	$2.19
Options expired	(147,250)	$1.05 - $9.90	$1.79

Balance, March 31, 2009	4,975,454		$4.95
Options granted	74,400	$1.30 - $1.53	$1.45
Options forfeited	(31,126)	$1.07 - $2.99	$1.72
Options expired	(77,579)	$0.33 - $13.87	$3.14

Balance, June 30, 2009	4,941,149		$4.94
Options granted	118,400	$1.27 - $1.35	$1.32
Options forfeited	(28,593)	$1.05 - $3.41	$1.43
Options expired	(235,727)	$1.46 - $54.25	$7.54

Balance, September 30, 2009	4,795,229		$4.75

The following table summarizes information with respect to options outstanding at September 30, 2009:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33 - $1.32	485,392	8.55	$1.16	96,018	$1.13
$1.33 - $1.53	492,991	8.72	$1.46	121,516	$1.48
$1.60 - $2.69	474,344	5.35	$2.25	374,246	$2.24
$2.70 - $2.70	847,200	5.33	$2.70	847,200	$2.70
$2.73 - $2.82	251,400	4.46	$2.78	247,671	$2.78
$2.84 - $2.84	996,207	6.20	$2.84	889,758	$2.84
$2.85 - $3.23	524,108	4.72	$3.01	476,946	$3.01
$3.35 - $10.00	481,263	3.10	$6.94	461,848	$7.08
$10.19 - $82.06	241,324	0.75	$39.75	241,324	$39.75
$88.00 - $88.00	1,000	0.17	$88.00	1,000	$88.00

	4,795,229	5.62	$4.75	3,757,527	$5.59

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black-Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the nine months ended September 30, 2009. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the three and nine months ended September 30, 2009 and 2008.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of September 30, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on September 30, 2009, which was $1.38.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of September 30, 2009 was not significant, based on the closing price of our Class A ordinary shares on September 30, 2009, which was $1.38. The weighted average remaining contractual life of currently exercisable options, calculated at September 30, 2009, was 4.91 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of September 30, 2009 was 4,544,809, the weighted-average exercise price of which was $4.93. The aggregate intrinsic value of options vested and expected-to-vest as of September 30, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on September 30, 2009, which was $1.38. The weighted average remaining contractual life of options vested and expected-to-vest as of September 30, 2009 was 5.46 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.80 and $0.85 per share for grants in the three months ended September 30, 2009 and 2008, respectively. The weighted average grant-date fair value of options granted was $0.79 and $0.78 per share for grants in the nine months ended September 30, 2009 and 2008, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the three and nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares balance, December 31, 2008	980,347	$1.07
Unvested restricted shares granted	100,000	$1.34
Unvested restricted shares forfeited and cancelled	(17,957)	$1.04
Restricted shares vested	(97,307)	$1.08

Unvested shares balance, March 31, 2009	965,083	$1.09
Unvested restricted shares forfeited and cancelled	(3,334)	$1.04
Restricted shares vested	(63,295)	$1.04

Unvested shares balance, June 30, 2009	898,454	$1.10
Unvested restricted shares forfeited and cancelled	(3,907)	$1.04
Restricted shares vested	(63,102)	$1.04

Unvested shares balance, September 30, 2009	831,445	$1.10

Unrecognized Compensation Expense

As of September 30, 2009, there was approximately $0.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our option plans. That cost is expected to be recognized over a weighted-average period of 2.47 years.

As of September 30, 2009, there was approximately $0.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted shares granted. That cost is expected to be recognized over a weighted-average period of 2.16 years.

Note 10. Employee Bonus

During April and May 2009, we paid approximately $6.4 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2008. The amount of the bonus awards was fully accrued as of December 31, 2008.

In August 2007, our board of directors approved the adoption of the 2007 Plan, which was comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares, subject to achievement of specified profitability targets. We recorded an insignificant amount and approximately $1.6 million of bonus expense for the cash component of the 2007 Plan related to achievement of performance targets during the three and nine months ended September 30, 2008, respectively, and an insignificant amount and approximately $0.9 million of share-based compensation expense for the restricted Class A ordinary shares component of the 2007 Plan related to achievement of performance targets during the three and nine months ended September 30, 2008, respectively. All of the profitability targets under the 2007 Plan were achieved in May 2008.

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

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. For the three and nine months ended September 30, 2009 and 2008, the interest and penalties that we recognized as part of income tax expense were not material.

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

Note 12. Fair Value Measurement

We adopted SFAS No. 157, “Fair Value Measures” as codified under FASB Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (ASC 820) as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of ASC 820 include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Carrying Amount at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$30,833	$—	$30,833	$—
Available for sale long-term marketable debt securities	4,995	—	4,995	—

	$35,828	$—	$35,828	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 13. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of September 30, 2009, the terms of these leases were set to expire between October 2009 and March 2015. Total rent expense was approximately $1.3 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively. Total rent expense was approximately $3.8 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. Sublease income was approximately $0.2 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and $0.5 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Future minimum payments, net of future minimum sublease income, under non-cancelable operating leases as of September 30, 2009 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2009 (remaining three months)	$1,153
2010	5,115
2011	5,228
2012	3,719
2013	2,880
Thereafter	2,937

$21,032

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of September 30, 2009 were $0.2 million for the remaining three months of 2009 and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of September 30, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we vacated in the second quarter of 2005. As of September 30, 2009, we have pledged a deposit account containing approximately $1.2 million as collateral for these letters of credit.

Contingencies

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

Earlier this year, the parties reached a global settlement of the litigation under which insurance will pay the full amount of settlement share allocated to us and to Wink Communications, and we will bear no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Shortly thereafter, a group of objectors filed a petition with the United States Court of Appeals for the Second Circuit requesting permission to appeal the Court’s order certifying a class for the settlement; that petition is currently pending. If for any reason the settlement does not become effective, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Giordano Matter. On October 23, 2009, Salvatore L. Giordano, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Northern District of California against us, each of our current directors, Kudelski SA and Kudelski Interactive Cayman, Ltd. The complaint alleges breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the offer by Kudelski Interactive Cayman, Ltd., a wholly-owned subsidiary of Kudelski SA, to purchase for $1.55 per share all of our outstanding Class A ordinary shares not owned by Kudelski or its affiliates. Although we have not yet been served with the complaint, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter, and we are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Berman Matter. On June 10, 2009, a complaint was filed by John Berman in the Superior Court of California, County of San Mateo against OpenTV Corp., Liberty Media Corporation and Wink Communications, Inc. The complaint alleges, among other things, that we breached the terms of a settlement and license agreement between Berman and Wink dated July 25, 2000 by making use of certain patents allegedly held by Berman beyond the scope of the license granted in such settlement and license agreement. We acquired Wink in October 2002 from an affiliate of Liberty. On September 2, 2009, we filed a notice of removal to the United States District Court for the Northern District of California. On September 10, 2009, we filed an answer denying the material allegations of the complaint. The case is currently pending before the District Court, though no substantive proceedings have taken place. We believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Note 14. Related Party Transactions

On January 16, 2007, Kudelski SA completed a stock purchase transaction with Liberty Media Corporation (Liberty Media), pursuant to which Kudelski acquired substantially all of our Class A and Class B ordinary shares owned by Liberty Media. As of September 30, 2009, Kudelski’s total ownership represented approximately 32.3% of the economic interest and approximately 77.2% of the voting interest of our ordinary shares on an undiluted basis. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million during the nine months ended September 30, 2008, in interest income related to the capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

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

In February 2008, we signed a multi-year license and distribution agreement with Nagravision, a subsidiary of Kudelski, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to us in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions we offer to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to us under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing our middleware deployed by such customers and the amount of professional services requested by Nagravision. As of September 30, 2009, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal and Canal Digitaal in the Netherlands. In March 2008, we signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services we may provide to Nagravision from time to time. Unless otherwise agreed, professional services we perform will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the three months ended September 30, 2009, we recognized $1.3 million of royalties and licenses revenues under these arrangements with Nagravision.

During the nine months ended September 30, 2009, we recognized $4.3 million of royalties and licenses revenues and $0.2 million of services and other revenues from Nagravision, and $1.2 million and $0.1 million of royalties and licenses revenues from Nagra Trading S.A. and Nagra France SAS, respectively, both of which are subsidiaries of Nagravision.

During the three and nine months ended September 30, 2008, we recognized an aggregate of $0.2 million and $4.8 million, respectively, of royalties and licenses and services and other revenues under these arrangements with Nagravision.

As of September 30, 2009, our accounts receivable included $1.5 million from Nagravision and $0.4 million from Nagra Trading S.A.

As of December 31, 2008, our accounts receivable included $3.2 million from Nagravision, $0.7 million from Nagra Trading S.A. and $0.1 million from Nagra France SAS.

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

On October 5, 2009, a subsidiary of Kudelski SA launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski SA or any of its affiliates for $1.55 per share. On October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it is remaining neutral as to the tender offer.

Note 15. Segment Information

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” as codified under FASB Accounting Standards Codification Topic 280 “Segment Reporting” (ASC 280).

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Middleware solutions
Royalties and licenses	$20,064	$15,135	$59,956	$52,345
Services and other	8,812	8,792	20,721	25,187

Subtotal - Middleware solutions	28,876	23,927	80,677	77,532
Advertising solutions
Royalties and licenses	647	1,359	1,909	4,567
Services and other	2,259	1,635	6,209	5,450

Subtotal - Advertising solutions	2,906	2,994	8,118	10,017

Total revenues	$31,782	$26,921	$88,795	$87,549

Contribution margin (loss):
Middleware solutions	$11,639	$9,324	$30,985	$30,932
Advertising solutions	213	(117)	155	802

Total contribution margin	11,852	9,207	31,140	31,734
Unallocated corporate support	(7,427)	(5,539)	(18,624)	(18,002)
Restructuring and impairment	(157)	7	(149)	(575)
Depreciation and amortization	(1,106)	(1,044)	(3,320)	(3,120)
Amortization of intangible assets	(333)	(798)	(1,013)	(2,848)
Share-based and non-cash compensation	(269)	(364)	(1,088)	(2,213)
Interest income	96	514	286	1,866
Other income (expense)	168	(1,471)	(789)	776

Profit before income taxes	2,824	512	6,443	7,618
Income tax expense (benefit)	213	(445)	943	325

Net income	2,611	957	5,500	7,293
Less: Net income attributable to the noncontrolling interest	—	(2)	(5)	(18)

Net income attributable to OpenTV	$2,611	$955	$5,495	$7,275

Our revenues by geographic area, based on the location of network operators who are deploying our products, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Europe, Africa and Middle East
United Kingdom	$3,439	11%	$4,155	15%	$14,068	16%	$15,372	18%
Netherlands	2,545	8%	2,412	9%	4,425	5%	4,663	5%
South Africa	4,905	15%	2,475	9%	9,701	11%	7,418	8%
Italy	2,142	7%	1,809	7%	5,453	6%	4,950	6%
Other countries	5,105	16%	3,236	12%	14,472	16%	10,018	11%

Subtotal	18,136	57%	14,087	52%	48,119	54%	42,421	48%
Americas
United States	4,740	15%	4,867	18%	14,470	16%	16,711	19%
Brazil	2,131	7%	—	0%	5,561	6%	—	0%
Other countries	588	2%	2,067	8%	2,139	3%	6,642	8%

Subtotal	7,459	23%	6,934	26%	22,170	25%	23,353	27%
Asia Pacific
India	415	1%	108	1%	2,454	3%	4,193	5%
Australia	2,571	8%	1,661	6%	6,295	7%	7,680	9%
Japan	1,772	6%	2,247	8%	5,444	6%	5,631	6%
Other countries	1,429	4%	1,884	7%	4,313	5%	4,271	5%

Subtotal	6,187	19%	5,900	22%	18,506	21%	21,775	25%

	$31,782	100%	$26,921	100%	$88,795	100%	$87,549	100%

Two major customers accounted for the following percentages of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
UGC	12%	11%	9%	6%
Thomson	5%	9%	7%	10%

	17%	20%	16%	16%

Another major customer, British Sky Broadcasting, or BSkyB, directly and indirectly accounted for 10% and 14% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 15% and 17% of total revenues for the nine months ended September 30, 2009 and 2008, respectively taking into account the royalties which are paid by four manufacturers who sell set-top boxes to BSkyB, including Thomson.

Three customers accounted for 16%, 9% and 9% of net accounts receivable as of September 30, 2009. Three customers accounted for 18%, 14% and 11% of net accounts receivable as of December 31, 2008.

Capital expenditures by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$410	$559	$1,232	$2,450
Other countries	1,243	925	1,866	1,064

	$1,653	$1,484	$3,098	$3,514

Long-lived assets by geographic area were as follows (in thousands):

	September 30, 2009	December 31, 2008
Property and equipment:
United States	$3,878	$4,494
Other countries	3,946	3,480

	$7,824	$7,974

Other assets:
United States	$425	$1,034
Other countries	2,336	1,437

	$2,761	$2,471

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing approximately 32.3% of the economic interest and approximately 77.2% of the voting interest in our company, based on the number of our ordinary shares outstanding as of September 30, 2009.

Recent Events

On October 5, 2009, a subsidiary of Kudelski SA launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski SA or any of its affiliates for $1.55 per share. On October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it is remaining neutral as to the tender offer.

On October 7, 2009, Eric J. Tveter resigned as a member of our board of directors, and as a result, we no longer comply with NASDAQ Listing Rule 5605(c)(2)(A), which requires listed companies to maintain an audit committee comprised of at least three members, all of whom must be independent. On October 13, 2009, we received written notification from The NASDAQ Stock Market that we no longer comply with such listing rule. NASDAQ has provided us with a cure period in order to regain compliance within the following timeframe:

•	until the earlier of our next annual shareholders’ meeting or October 7, 2010; or

•	if the next annual shareholders’ meeting is held before April 5, 2010, then we must evidence compliance no later than April 5, 2010.

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

As discussed below and in Note 2 to the interim financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations”, and FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, both which were codified under FASB Accounting Standards Codification Topic 805 “Business Combinations” (ASC 805), as of January 1, 2009. The adoption of ASC 805 did not have a material impact on our financial statements.

We adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, as codified under FASB Accounting Standards Codification Subtopic 350-30 “Intangibles – Goodwill and Other: General Intangibles Other than Goodwill” (ASC 350-30) as of January 1, 2009 without a material impact on our financial statements.

We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” as codified under FASB Accounting Standards Codification Topic 810 “Consolidation” (ASC 810) as of January 1, 2009 without a material impact on our financial statements.

Other than the above changes, there have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (the Codification) which established the Codification as the official single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the Codification, all existing non-SEC accounting and reporting standards were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the Codification, provide background information about guidance and provide the basis for conclusion on the changes to the Codification. Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s notes to condensed consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial statements.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified under FASB ASC Topic 855 “Subsequent Events” (ASC 855). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified under FASB Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10). ASC 820-10 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10 applies prospectively; retrospective application is not permitted. ASC 820-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” both which were codified under FASB Accounting Standards Codification Topic 320 “Investments in Debt and Equity Securities” (ASC 320). ASC 320 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” both which were codified under FASB Accounting Standards Codification Subtopic 825-10, “Fair Value Measurements and Disclosures” (ASC 825-10). ASC 825-10 require an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on our financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

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

Revenues for the three months ended September 30, 2009 were $31.8 million, an increase of $4.9 million, or 18%, from $26.9 million for the same period in 2008. Revenues for the nine months ended September 30, 2009 were $88.8 million, an increase of $1.3 million, or 1%, from $87.5 million for the same period in 2008.

Revenues by line item were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$20.7	$16.5	$4.2	25%	$61.9	$56.9	$5.0	9%
Services and other	11.1	10.4	0.7	7%	26.9	30.6	(3.7)	(12)%

Total revenues	$31.8	$26.9	$4.9	18%	$88.8	$87.5	$1.3	1%

Royalties and licenses

We generally derive royalties from the sale of set-top boxes and other products that incorporate our software. Royalties are typically paid by either the network operator or the set-top box manufacturer depending upon our payment arrangements with those customers, and we have historically recognized revenues through one-time royalty payments or ongoing license fees. We recognize royalties upon receipt of royalty reports reflecting unit shipments or activation of our software by network operators or manufacturers. Royalty reports are generally received one quarter in arrears. For non-refundable prepaid royalties, we recognize revenues upon initial delivery of the software to our customers. We also license our technology and services indirectly through distribution arrangements with key partners other than network operators and set-top box manufacturers, such as conditional access vendors, who pay the applicable license and royalty fees directly to us on behalf of the network operator or set-top box manufacturer. In addition, we have entered into license agreements with network operators who pay us under a subscription-based model pursuant to which we are paid a monthly fee for each set-top box that is shipped or deployed commercially by the network operator for so long as that box remains in use by the network operator. Although this licensing model has not generated a significant portion of our revenues to date, we expect to continue offering this licensing model in the future and expect to derive a greater percentage of our revenues from subscriber-based fees over time.

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

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base, and the related quantities of set-top boxes deployed with our software. Specific royalty trends associated with set-top box deployments by our customers are difficult to discern in many cases as we do not control or directly influence actual deployment schedules of our customers. However, our general experience in the past suggests that set-top box deployments by our customers tend to be stronger in the third and fourth quarters of the calendar year, though many factors, such as the general economic climate and the specific financial condition of our customers, can influence the actual level of set-top box deployments at any given time. Because we receive most of our royalty reports one quarter in arrears, our royalty revenues in the past have generally been higher in the first and fourth quarters of the calendar year, though our revenues in the fourth quarter of 2009 and beyond may be negatively impacted if our customers reduce deployments of our products due to the general deterioration in economic conditions worldwide.

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

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Europe, Middle East and Africa	$13.4	$8.5	$4.9	58%	$37.0	$27.9	$9.1	33%
Americas	4.1	4.6	(0.5)	(11)%	13.9	14.8	(1.0)	(7)%
Asia Pacific	3.2	3.4	(0.2)	(6)%	11.0	14.2	(3.2)	(23)%

Total royalties and licenses revenues	$20.7	$16.5	$4.2	25%	$61.9	$56.9	$4.9	9%

As percentage of total revenues	65%	61%			70%	65%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Royalties and licenses revenues for the three months ended September 30, 2009 increased $4.2 million, or 25%, to $20.7 million.

•

Europe, Middle East and Africa accounted for $13.4 million in royalties and licenses revenues for the three months ended September 30, 2009, an increase of $4.9 million, or 58%, compared to the same period in 2008.

British Sky Broadcasting (BSkyB), directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $3.0 million, or 14%, of our total worldwide royalties and licenses revenues for the three months ended September 30, 2009. BSkyB royalties and licenses revenues for the three months ended September 30, 2009 decreased by $0.6 million compared to the same period in 2008 primarily as a result of a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. This volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future unless we are able to offset the effect of such reduction through increased deployments of our products, an upgrade to a new version of our product that is not subject to the price reduction, or some other means. Royalties and licenses revenues from Multichoice Africa increased $2.5 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during the quarter from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from TV Cabo and Portugal Telecom increased $0.5 million and $0.3 million, respectively, in the three months ended September 30, 2009 compared to the same period in 2008; both of these operators launched in 2008 and we received their initial royalty reports during the fourth quarter of 2008. Royalties and licenses revenues from UPC Broadband (UGC), HOT Telecom and Sky Italia increased by $0.8 million, $0.6 million and $0.4 million, respectively, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.4 million compared to the same period in 2008 due to higher volumes of set-top box shipments by those customers.

•

The Americas region accounted for $4.1 million in royalties and licenses revenues for the three months ended September 30, 2009, a decrease of $0.5 million, or 11%, compared to the same period in 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $1.2 million, or 6%, of our total worldwide royalties and licenses revenues for the three months ended September 30, 2009. Royalties and licenses revenues from EchoStar for the three months ended September 30, 2009 were consistent with the same period in 2008. Royalties and licenses revenues from Time Warner Cable decreased $0.6 million compared to the same period in 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to that customer for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from Net Servicos de Communicacao S.A (NET) and Bell TV increased by $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.4 million compared to the same period in 2008 primarily due to decreased deployments of our products by those customers.

•

The Asia Pacific region accounted for $3.2 million in royalties and licenses revenues for the three months ended September 30, 2009, a decrease of $0.2 million, or 6%, compared to the same period in 2008.

Royalties and licenses revenues from Reliance increased $0.4 million during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in the number of set-top boxes reported as being shipped. Royalties and licenses revenues from Panasonic decreased $0.3 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily as a result of a volume-based price reduction for our OpenTV Integrated Browser product that became effective during the second half of 2008. Royalties and licenses revenues from JCOM decreased $0.3 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to a change in the timing for delivery of royalty reports for our OpenTV Integrated Browser product that resulted in an additional royalty report being delivered in the three months ended September 30, 2008. Royalties and licenses revenues from other customers in the region were consistent with the same period in 2008.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Royalties and licenses revenues for the nine months ended September 30, 2009 increased $5.0 million, or 9%, to $61.9 million.

•

Europe, Middle East and Africa accounted for $37.0 million in royalties and licenses revenues for the nine months ended September 30, 2009, an increase of $9.1 million, or 33%, compared to the same period in 2008.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $12.6 million, or 20%, of our total worldwide royalties and licenses revenues for the nine months ended September 30, 2009. BSkyB royalties and licenses revenues for the nine months ended September 30, 2009 decreased by $0.8 million compared to the same period in 2008 primarily due to a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future. Royalties and licenses revenues from Portugal Telecom and TV Cabo increased $1.6 million and $1.4 million, respectively, in the nine months ended September 30, 2009 compared to the same period in 2008; both of these operators launched in 2008 and we received their initial royalty reports during the fourth quarter of 2008. Royalties and licenses revenues from Multichoice Africa increased $3.2 million for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during the quarter from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from UGC increased $2.1 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an accumulation of inventory of set-top boxes containing our PVR software in the nine months ended September 30, 2008 which resulted in a decrease in orders of new set-top boxes by that customer during the period. Royalties and licenses revenues from HOT Telecom and Sky Italia increased $1.3 million and $0.6 million, respectively, in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.3 million compared to the same period in 2008 due to lower volumes of set-top box shipments by those customers.

•	The Americas region accounted for $13.9 million in royalties and licenses revenues for the nine months ended September 30, 2009, a decrease of $0.9 million, or 6%, compared to the same period in 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $5.2 million, or 8%, of our total worldwide royalties and licenses revenues for the nine months ended September 30, 2009. Royalties and licenses revenues from EchoStar for the nine months ended September 30, 2009 increased $0.9 million compared to the same period in 2008 primarily due to receipt of a late royalty report during the three months ended March 31, 2009 for set-top boxes that were shipped during 2008 but not previously reported to us. Royalties and licenses revenues from Time Warner Cable and Comcast decreased $1.8 million and $0.6 million, respectively, compared to the same period in 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from Bell TV increased $0.6 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in the number of set-top boxes reported as being shipped. Royalties and licenses revenues from other customers in the region were consistent with the same period in 2008.

•

The Asia Pacific region accounted for $11.0 million in royalties and licenses revenues for the nine months ended September 30, 2009, a decrease of $3.2 million, or 23%, compared to the same period in 2008.

Royalties and licenses revenues from Reliance decreased $1.0 million primarily due to the one-time license fee for enterprise software received from Reliance in the three months ended June 30, 2008. Royalties and license revenues from Austar decreased $1.3 million during the nine months ended September 30, 2009 compared to the same period in 2008 due to lower volumes of set-top box deployments. Royalties and license revenues from Sky Network Television increased $0.6 million during the nine months ended September 30, 2009 compared to the same period in 2008 due to higher volumes of set-top box deployments. Royalties and licenses revenues from Panasonic decreased $1.5 million primarily as a result of a volume-based price reduction for our OpenTV Integrated Browser product that became effective during the second half of 2008. Royalties and licenses revenues from JCOM decreased $0.4 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a change in the timing for delivery of royalty reports for our OpenTV Integrated Browser product that resulted in an additional royalty report being delivered in the three months ended September 30, 2008. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.4 million compared to the same period in 2008 due to an increase in deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Total services and other revenues	$11.1	$10.4	$0.7	7%	$26.9	$30.6	$(3.7)	(12)%
As percentage of total revenues	35%	39%			30%	35%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Services and other revenues for the three months ended September 30, 2009 increased $0.7 million, or 7%, to $11.1 million compared to the same period in 2008.

Services and other revenues from FOXTEL, Austar, NET and Sky Perfect increased $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively, primarily due to an increase in professional services engagements with those customers in the three months ended September 30, 2009 compared to the same period in 2008. The increases were partially offset by a decrease of $0.3 million in services and other revenues from UGC which was primarily the result of a decrease in professional services engagements with that customer in the three months ended September 30, 2009 compared to the same period in 2008. Services and other revenues from other customers during the three months ended September 30, 2009 accounted for a net decrease of $0.3 million compared to the same period in 2008.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Services and other revenues for the nine months ended September 30, 2009 decreased $3.7 million, or 12%, to $26.9 million compared to the same period in 2008.

Services and other revenues from Numericable, Multichoice Africa, Digiturk, Reliance, Austar, Sky Network Television and Comcast decreased $1.7 million, $0.9 million, $0.8 million, $0.8 million, $0.7 million, $0.4 million and $0.3 million, respectively, primarily due to a decrease in professional services engagements with those customers in the nine months ended September 30, 2009 compared to the same period in 2008. The decreases were partially offset by an increase of $1.9 million in services and other revenues from SKY Perfect as a result of an increase in professional services engagements with that customer. Services and other revenues from other customers during the nine months ended September 30, 2009 were consistent with the same period in 2008.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of amortization of developed technology and patents, patent-related legal costs, materials and shipping costs, and cost of revenue share payments. Cost of royalties and licenses was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Cost of royalties and licenses	$0.9	$1.2	$(0.3)	(25)%	$2.8	$4.0	$(1.2)	(30)%
As percentage of total revenues	3%	4%			3%	5%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Cost of royalties and licenses for the three months ended September 30, 2009 decreased $0.3 million, or 25%, to $0.9 million. As a percentage of revenues, cost of royalties and licenses decreased to 3% for the three months ended September 30, 2009 compared to 4% in the same period in 2008. The amortization of developed technologies and patents decreased by $0.3 million for the three months ended September 30, 2009 compared to the same period in 2008, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Cost of royalties and licenses for the nine months ended September 30, 2009 decreased $1.2 million, or 30%, to $2.8 million. As a percentage of revenues, cost of royalties and licenses decreased to 3% for the nine months ended September 30, 2009 compared to 5% in the same period in 2008. The amortization of developed technologies and patents decreased by $1.5 million for the nine months ended September 30, 2009 compared to the same period in 2008, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003. The decrease was partially offset by a $0.3 million increase in cost of equipment supplied to customers and the impact of a $0.2 million reversal of a previously accrued liability during the three months ended September 30, 2008, which related to a contract commitment that we assumed from our acquisition of Wink Communications in 2002. The accrual release was recorded as a reduction to cost of royalties and licenses, where the accrual was originally charged.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Cost of services and other	$10.9	$9.1	$1.8	20%	$31.1	$29.2	$1.9	7%
As percentage of total revenues	34%	34%			35%	33%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Cost of services and other for the three months ended September 30, 2009 increased $1.8 million, or 20%, to $10.9 million. As a percentage of revenues, cost of services and other was 34% for the three months ended September 30, 2009, which is consistent with the same period in 2008. Personnel and personnel-related support costs increased by $0.7 million due to an overall increase in headcount, and consulting and subcontractor costs increased by $0.7 million in order to meet staffing requirements for our projects. In addition, we increased our provision for service contracts that are under loss position by $0.8 million as a result of changes in cost estimates impacting some of our professional services engagements. These increases were partially offset by an additional $0.4 million of project costs that were recorded as deferred costs during the three months ended September 30, 2009.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Cost of services and other for the nine months ended September 30, 2009 increased $1.9 million, or 7%, to $31.1 million. As a percentage of revenues, cost of services and other increased to 35% for the nine months ended September 30, 2009 compared to 33% in the same period in 2008. We increased our provision for service contracts that are under loss position by $1.5 million as a result of changes in cost estimates impacting some of our professional services engagements. This increase was partially offset by an additional $0.4 million of project costs that were recorded as deferred costs during the nine months ended September 30, 2009. Personnel and personnel-related support costs increased by $0.5 million due to an overall increase in headcount, and consulting and subcontractor costs increased by $0.2 million in order to meet staffing requirements for our projects. These increases were partially offset by a $0.4 million contribution we received from our insurance company in connection with a customer settlement during the nine months ended September 30, 2009.

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

Research and development expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Research and development	$8.7	$8.0	$0.7	9%	$25.9	$25.8	$0.1	—%
As percentage of total revenues	27%	30%			29%	29%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Research and development expenses for the three months ended September 30, 2009 increased $0.7 million, or 9%, to $8.7 million. As a percentage of revenues, research and development expenses was 27% for the three months ended September 30, 2009 compared to 30% in the same period in 2008. The increase was attributable to a $0.7 million increase in personnel and personnel-related support costs due to an increase in headcount to support research and development projects.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 increased $0.1 million to $25.9 million. As a percentage of revenues, research and development expenses was 29% for the nine months ended September 30, 2009 which is consistent with the same period in 2008. Personnel and personnel-related support costs for the nine months ended September 30, 2009 decreased $0.2 million primarily as a result of a bonus expense of $0.5 million and share-based compensation expense of $0.4 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the nine months ended September 30, 2008. This decrease was partially offset by an increase of $0.4 million in consulting and subcontractor costs due to additional staffing requirements for our research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Sales and marketing	$2.4	$2.8	$(0.4)	(14)%	$6.1	$7.5	$(1.4)	(19)%
As percentage of total revenues	8%	10%			7%	9%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Sales and marketing expenses for the three months ended September 30, 2009 decreased $0.4 million, or 14%, to $2.4 million. As a percentage of revenues, sales and marketing expenses decreased to 8% for the three months ended September 30, 2009 compared to 10% in the same period in 2008. Personnel and personnel-related support costs for the three months ended September 30, 2009 decreased $0.3 million compared to the same period in 2008 due to a reduction in headcount. In addition, marketing expenses decreased $0.1 million as a result of lower spending on trade shows and other marketing activities during the three months ended September 30, 2009.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Sales and marketing expenses for the nine months ended September 30, 2009 decreased $1.4 million, or 19%, to $6.1 million. As a percentage of revenues, sales and marketing expenses decreased to 7% for the nine months ended September 30, 2009 compared to 9% in the same period in 2008. Personnel and personnel-related support costs for the nine months ended September 30, 2009 decreased $0.9 million due to a reduction in headcount. In addition, marketing expenses decreased $0.5 million as a result of lower spending on trade shows and other marketing activities during the nine months ended September 30, 2009.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, insurance, provision for doubtful accounts and non-income tax-related expenses. General and administrative expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
General and administrative	$6.0	$4.1	$1.9	46%	$15.5	$15.0	$0.5	3%
As percentage of total revenues	19%	15%			17%	17%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. General and administrative expenses for the three months ended September 30, 2009 increased $1.9 million, or 46%, to $6.0 million. As a percentage of revenues, general and administrative expenses increased to 19% for the three months ended September 30, 2009 compared to 15% in the same period in 2008. During the three months ended September 30, 2009, we accrued a reserve of $1.8 million in respect of potential exposure for state and local sales taxes for past sales of our software products to customers located in the United States. Sales of our products may be exempt from sales tax in certain jurisdictions subject to satisfaction of applicable requirements, including receipt of appropriate exemption documentation from our customers. The reserve is an estimate that may change in future periods based upon our receipt of such documentation. Finally, bad debt expense was $0.2 million higher during the three months ended September 30, 2009 compared to the same period in 2008 which is generally consistent with a higher accounts receivable balance.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. General and administrative expenses for the nine months ended September 30, 2009 increased $0.5 million, or 3%, to $15.5 million. As a percentage of revenues, general and administrative expenses was 17% which was consistent with the same period in 2008. During the nine months ended September 30, 2009, we accrued a reserve of $1.8 million in respect of potential exposure for state and local sales taxes for past sales of our software products to customers located in the United States. Sales of our products may be exempt from sales tax in certain jurisdictions subject to satisfaction of applicable requirements, including receipt of appropriate exemption documentation from our customers. The reserve is an estimate that may change in future periods based upon our receipt of such documentation. Personnel and personnel-related support costs for the nine months ended September 30, 2009 decreased $2.2 million as a result of a bonus expense of $0.9 million and share-based compensation expense of $0.5 million related to the 2007 Management Bonus and Equity Issuance Plan that was recorded during the nine months ended September 30, 2008. In addition, personnel and personnel-related support costs decreased $0.6 million due to our reversal of the remaining accrual for severance and other costs relating to a former senior executive officer and the effect of an insurance contribution we received in connection with a settlement reached with such former executive officer. Consulting and subcontractor costs during the nine months ended September 30, 2009 decreased $0.2 million compared to the same period in 2008. Finally, bad debt expense was $0.6 million higher during the nine months ended September 30, 2009 compared to the same period in 2008, which is consistent with a higher accounts receivable balance and reflects a write-off of uncollectable receivables and a $0.3 million reversal of a provision for bad debt that occurred in the three months ended June 30, 2008.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives of four to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Amortization of intangible assets	$0.1	$0.2	$(0.1)	(50)%	$0.2	$0.6	$(0.4)	(67)%
As percentage of total revenues	—%	1%			—%	1%

Amortization of intangible assets for the three months ended September 30, 2009 decreased $0.1 million, or 50%, to $0.1 million, and amortization of intangible assets for the nine months ended September 30, 2009 decreased $0.4 million, or 67%, to $0.2 million. The decreases were due to the impairment during the fourth quarter of 2008 of the unamortized value of one of the customer contracts we assumed as part of our acquisition of substantially all of the assets of CAM Systems in September 2005.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Interest income	$0.1	$0.5	$(0.4)	(80)%	$0.3	$1.9	$(1.6)	(84)%

Interest income for the three months ended September 30, 2009 decreased $0.4 million, or 80%, to $0.1 million, and interest income for the nine months ended September 30, 2009 decreased $1.6 million, or 84%, to $0.3 million. These decreases were due to lower effective interest rates earned on our investment portfolio, which consists primarily of cash and cash equivalents, money market funds and short-term marketable debt securities issued by United States government entities and other highly-rated institutions.

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income and other unusual items. The net of other income and expense items was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Other income (expense)	$0.2	$(1.5)	$1.7	113%	$(0.8)	$0.8	$(1.6)	(200)%

For the three and nine months ended September 30, 2009 and the three months ended September 30, 2008, net other income (expense) was negatively impacted by losses on foreign exchange resulting from the weakening of the United States dollar relative to the foreign currencies in which a portion of our cash, receivable and payable balances were denominated. This was partially offset by a $0.1 million return on an investment during the three months ended September 30, 2009. In addition, during the three months ended September 30, 2009, our settlement of accumulated accounts payable balances denominated in foreign currencies with our foreign operating entities resulted in a reduction in the negative impact of foreign exchange movements compared with the same period in 2008. For the nine months ended September 30, 2008, net other income (expense) benefited from the weakening of the United States Dollar relative to the foreign currencies in which a portion of our cash balance was denominated.

Income Taxes

As of September 30, 2009, unrecognized tax benefits approximated $1.2 million, all of which would affect our effective tax rate if recognized.

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

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposure. Incomes taxes were as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Income tax expense (benefit)	$0.2	$(0.4)	$0.6	150%	$0.9	$0.3	$0.6	200%

The income tax expense of $0.2 million recorded in the three months ended September 30, 2009 versus the income tax benefit of $0.4 million recorded in the same period in 2008 and the income tax expense of $0.9 million recorded in the nine months ended September 30, 2009 versus the income tax expense of $0.3 million recorded in the same period in 2008, primarily resulted from relative differences in the rates of taxation in the various foreign jurisdictions in which we generate revenue and a release of tax reserves following the expiration of the applicable statute of limitations.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” as codified under FASB Accounting Standards Codification Topic 280 “Segment Reporting” (ASC 280).

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$20.1	$15.1	$5.0	33%	$60.0	$52.3	$7.7	15%
Services and other	8.8	8.8	—	—%	20.7	25.2	(4.5)	(18)%

Total middleware solutions	$28.9	$23.9	$5.0	21%	$80.7	$77.5	$3.2	4%

As percentage of total revenues	91%	89%			91%	89%
Contribution margin - middleware solutions	$11.6	$9.3	$2.3	25%	$30.9	$30.9	$—	—%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Total revenues from the middleware solutions segment for the three months ended September 30, 2009 increased $5.0 million, or 21%, to $28.9 million.

Royalties and licenses revenues from the middleware solutions segment account for the majority of our overall royalties and licenses. Royalties and licenses revenues from set-top box shipments and other product sales accounted for 70% and 63% of segment revenues for the three months ended September 30, 2009 and 2008, respectively. Royalties and licenses revenues from the middleware solutions segment for the three months ended September 30, 2009 increased $5.0 million, or 33%, to $20.1 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $3.0 million, or 14%, of our total worldwide royalties and licenses revenues for the three months ended September 30, 2009. BSkyB royalties and licenses revenues for the three months ended September 30, 2009 decreased by $0.6 million compared to the same period in 2008 primarily as a result of a volume-based price reduction that became effective as of January 1, 2009. This volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future unless we are able to offset the effect of such reduction through increased deployments of our products, an upgrade to a new version of our product that is not subject to the price reduction, or some other means. Royalties and licenses revenues from TV Cabo, Reliance and Portugal Telecom increased $0.5 million, $0.4 million and $0.3 million, respectively, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in the number of set-top boxes reported as being shipped. Royalties and licenses revenues from Multichoice Africa increased $2.5 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during the quarter from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from UGC, HOT Telecom, Sky Italia, NET and Bell TV increased $0.8 million, $0.6 million, $0.4 million, $0.3 million and $0.2 million, respectively, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.4 million compared to the same period in 2008 due to lower volumes of deployments by those customers.

Services and other revenues accounted for 30% and 37% of segment revenues for the three months ended September 30, 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for the three months ended September 30, 2009 were consistent with the same period in 2008. As described under “Services and other” in “Revenues” above, services and other revenues from FOXTEL, Austar, NET and Sky Perfect increased $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively, primarily due to an increase in professional services engagements with those customers in the three months ended September 30, 2009 compared to the same period in 2008. The increases were partially offset by a decrease of $0.3 million in services and other revenues from UGC due to a decrease in professional services engagements. Services and other revenues from other customers during the three months ended September 30, 2009 accounted for a net decrease of $1.0 million compared to the same period in 2008.

Costs associated with our middleware solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the middleware solutions segment for the three months ended September 30, 2009 increased $2.3 million, or 25%, to $11.6 million compared to the same period in 2008 primarily as a result of a $5.1 million increase in revenues generated in this segment, which was partially offset by $0.8 million increase in provision for service contracts that are under loss position as a result of changes in cost estimates impacting some of our professional services engagements, an additional $0.4 million of project costs that were recorded as deferred costs, a $1.0 million increase in personnel and personnel-related support costs and a $1.0 million increase in consulting and subcontractor costs.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Total revenues from the middleware solutions segment for the nine months ended September 30, 2009 increased $3.2 million, or 4%, to $80.7 million.

Royalties and licenses revenues from set-top box shipments and other product sales accounted for 74% and 67% of segment revenues for the nine months ended September 30, 2009 and 2008, respectively. Royalties and licenses revenues from the middleware solutions segment for the nine months ended September 30, 2009 increased

$7.7 million, or 15%, to $60.0 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $12.6 million, or 20%, of our total worldwide royalties and licenses revenues for the nine months ended September 30, 2009. BSkyB royalties and licenses revenues for the nine months ended September 30, 2009 decreased by $0.8 million compared to the same period in 2008 primarily due to a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future. Royalties and licenses revenues from Reliance decreased $1.0 million primarily due to the one-time license fee for enterprise software received from Reliance in the three months ended June 30, 2008. Royalties and licenses revenues from Portugal Telecom and TV Cabo increased $1.6 million and $1.4 million, respectively, in the nine months ended September 30, 2009 compared to the same period in 2008; both of these operators launched in 2008 and we received their initial royalty reports during the fourth quarter of 2008. Royalties and licenses revenues from Multichoice Africa increased $3.2 million for the nine months ended September 30, 2009 compared to same period in 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during the quarter from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from UGC increased $2.1 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an accumulation of inventory of set-top boxes containing our PVR software in the nine months ended September 30, 2008 which resulted in a decrease in orders of new set-top boxes by that customer during the period. Royalties and licenses revenues from HOT Telecom, SKY Network Television and Sky Italia increased $1.3 million, $0.6 million and $0.6 million, respectively, in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from Panasonic decreased $1.5 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of a volume-based price reduction for our OpenTV Integrated Browser product that became effective during the second half of 2008. Royalties and licenses revenues from JCOM decreased $0.4 million for the nine months ended September 30, 20009 compared to the same period in 2008 primarily due to a change in the timing for delivery of royalty reports for our OpenTV Integrated Browser product that resulted in an additional royalty report being delivered in the three months ended September 30, 2008. Royalties and licenses revenues from other customers accounted for a net increase of $0.6 million compared to the same period in 2008 due to higher volumes of set-top box shipments by these customers.

Services and other revenues accounted for 26% and 33% of segment revenues for the nine months ended September 30, 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for the nine months ended September 30, 2009 decreased $4.5 million, or 18%, to $20.7 million. As described under “Services and other” in “Revenues” above, services and other revenues from Numericable, Multichoice Africa, Digiturk, Reliance, Austar, BSkyB and Sky Network Television decreased $1.7 million, $0.9 million, $0.8 million, $0.8 million, $0.7 million, $0.5 million and $0.4 million, respectively, primarily due to a decrease in professional services engagements with those customers in the nine months ended September 30, 2009 compared to the same period in 2008. The decreases were partially offset by an increase of $1.9 million in services and other revenues from SKY Perfect due to additional professional services engagements. Services and other revenues from other customers during the nine months ended September 30, 2009 accounted for a net decrease of $0.6 million compared to the same period in 2008.

Total contribution margin for the middleware solutions segment for the nine months ended September 30, 2009 was $30.9 million, consistent with the same period in 2008. Revenues generated in this segment increased $3.2 million which was offset by a $1.7 million increase in consulting and subcontractor costs, a $1.5 million increase in provision for service contracts that are under loss position as a result of changes in cost estimates impacting some of our professional services engagements, a $0.4 million increase in personnel and personnel-related support costs, and an additional $0.4 million of project costs that were recorded as deferred costs for the nine months ended September 30, 2009.

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Royalties and licenses	$0.6	$1.4	$(0.8)	(57)%	$1.9	$4.6	$(2.7)	(59)%
Services and other	2.3	1.6	0.7	44%	6.2	5.4	0.8	15%

Total advertising solutions revenues	$2.9	$3.0	$(0.1)	(3)%	$8.1	$10.0	$(1.9)	(19)%

As percentage of total revenues	9%	11%			9%	11%
Contribution margin - advertising solutions	$0.2	$(0.1)	$0.3	300%	$0.2	$0.8	$(0.6)	(75)%

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008. Total revenues from the advertising solutions segment for the three months ended September 30, 2009 decreased $0.1 million, or 3%, to $2.9 million.

Royalties and licenses revenues from the advertising solutions segment for the three months ended September 30, 2009 decreased $0.8 million, or 57%, to $0.6 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner Cable decreased $0.6 million compared to the same period in 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to that customer for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from other customers accounted for a net decrease of $0.2 million compared to the same period in 2008 due to decreased deployments of our products.

Services and other revenues from the advertising solutions segment for the three months ended September 30, 2009 increased by $0.7 million, or 44%, to $2.3 million. Services and other revenues from Charter Communications increased by $0.3 million during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in professional services engagements with that customer. Services and other revenues from other customers accounted for a net increase of $0.4 million during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in professional services engagements.

Costs associated with our advertising solutions segment consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs incurred in connection with professional services engagements. Total contribution margin for the advertising solutions segment was $0.2 million for the three months ended September 30, 2009 compared to a loss of $0.1 million for the same period in 2008. Revenues generated in this segment were consistent with the same period in 2008. Consulting and subcontractor costs decreased $0.4 million during the three months ended September 30, 2009.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008. Total revenues from the advertising solutions segment for the nine months ended September 30, 2009 decreased $1.9 million, or 19%, to $8.1 million.

Royalties and licenses revenues from the advertising solutions segment for the nine months ended September 30, 2009 decreased $2.7 million, or 59%, to $1.9 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner Cable and Comcast decreased $1.8 million and $0.6 million, respectively, compared to the same period in 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from other customers accounted for a net decrease of $0.3 million compared to the same period in 2008 due to decreased deployments of our products.

Services and other revenues from the advertising solutions segment for the nine months ended September 30, 2009 increased by $0.8 million, or 15%, to $6.2 million. Services and other revenues from Time Warner and Charter Communications increased $0.4 million and $0.3 million, respectively, primarily due to an increase in professional services engagements with those customers in the nine months ended September 30, 2009 compared to the same period in 2008. These increases were partially offset by a decrease of $0.3 million in services and other revenues from Comcast primarily due to a decrease in professional services engagements. Services and other revenues from other customers during the nine months ended September 30, 2009 accounted for a net increase of $0.4 million compared to the same period in 2008 due to an increase in professional services engagements.

Total contribution margin for the advertising solutions segment for the nine months ended September 30, 2009 decreased $0.6 million, or 75%, to $0.2 million compared to $0.8 million gain in the same period in 2008 primarily as a result of a $1.9 million decrease in revenues. Personnel and personnel-related support costs decreased $0.9 million and consulting and subcontractor costs decreased $0.5 million.

Reconciliation of Contribution Margin to Net Income

Total contribution margin reconciled to net income on a GAAP basis was as follows (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008		2009	2008	2009 versus 2008
Total contribution margin	$11.8	$9.2	$2.6	28%	$31.1	$31.7	$(0.6)	(2)%
Unallocated corporate overhead	(7.4)	(5.5)			(18.7)	(18.0)
Restructuring and impairment costs	(0.2)	—			(0.1)	(0.6)
Depreciation and amortization	(1.1)	(1.0)			(3.3)	(3.1)
Amortization of intangible assets	(0.3)	(0.8)			(1.0)	(2.8)
Share-based and non-cash compensation	(0.3)	(0.3)			(1.1)	(2.2)
Interest income	0.1	0.5			0.3	1.9
Other income (expense)	0.2	(1.5)			(0.8)	0.7

Profit before income taxes	2.8	0.6			6.4	7.6
Income tax expense (benefit)	0.2	(0.4)			0.9	0.3

Net income	2.6	1.0			5.5	7.3
Less: Net income attributable to the noncontrolling interest	—	—			—	—

Net income attributable to OpenTV	$2.6	$1.0			$5.5	$7.3

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” as codified under FASB Accounting Standards Codification Subtopic 985-605 “Software” (ASC 985-605), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as codified under FASB Accounting Standards Codification Subtopic 605-35 “Revenue Recognition” (ASC 605-35), and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation of those deliverables.

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

As of September 30, 2009, we had a balance of $39.0 million in deferred revenue compared to $33.2 million as of December 31, 2008. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Expected Recognition of Deferred Revenue
Through September 30, 2010	$23.2
October 1, 2010 through September 30, 2011	7.3
Thereafter	8.5

$39.0

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$78.0	$93.9	$(15.9)	(17)%
Short-term marketable debt securities	30.8	7.7	23.1	300%
Long-term marketable debt securities	5.0	1.2	3.8	317%

Total cash portfolio	$113.8	$102.8	$11.0	11%

The summary of cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 was as follows (in millions, except percentages):

	Nine Months Ended September 30,		Change
	2009	2008	2009 versus 2008
Cash provided by operating activities	$13.8	$5.4	$8.4
Cash provided by (used in) investing activities	$(30.0)	$11.2	$(41.2)
Cash provided by (used in) financing activities	$(0.3)	$13.9	$(14.2)

Cash provided by operating activities

The increase of $8.4 million in net cash provided by operating activities during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to a $6.5 million increase in the changes in accounts receivable. This increase primarily reflects the effect of successful collection efforts we undertook on certain large receivables in the three months ended December 31, 2007 which resulted in a lower receivable balance as of December 31, 2007. This increase was partially offset by a $1.8 million decrease in net income and a $2.0 million decrease in net balances from non-cash items. In addition, we experienced an increase in accounts payable of $1.6 million and an increase in income tax payable of $1.5 million due to timing of income tax payments, and we recorded $1.8 million for potential sales tax exposure in the three months ended September 30, 2009.

Cash provided by (used in) investing activities

The decrease of $41.4 million in net cash provided by (used in) investing activities during the nine months ended September 30, 2009 compared to the same period in 2008 primarily represented a $12.1 million decrease in net proceeds from the sales of marketable debt securities and additional investments of $28.0 million in marketable debt securities. In addition, during the nine months ended September 30, 2008, we received $1.9 million from the sale of a cost investment. These decreases were partially offset by a $0.4 million reduction in capital expenditures.

Cash provided by (used in) financing activities

The decrease of $14.2 million in net cash provided by (used in) financing activities during the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008 and $0.2 million cash paid during the nine months ended September 30, 2009 to repurchase our Class A ordinary shares. These decreases were partially offset by a $0.3 million increase in cash paid to satisfy applicable withholding taxes incurred upon the lapsing of restrictions on Class A ordinary shares held by employees.

Commitments and Contractual Obligations

Information as of September 30, 2009 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in remaining three months in 2009	Due in 2010 - 2011	Due in 2012 - 2013	Due in 2014 or after
Operating leases obligations	$21.0	$1.2	$5.1	$5.2	$9.5
Noncancellable purchase obligations	0.2	0.2	—	—	—

Total contractual obligations	$21.2	$1.4	$5.1	$5.2	$9.5

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of September 30, 2009 were $0.2 million for the remaining three months of 2009, and insignificant for the years ending December 31, 2010 and 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of September 30, 2009, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we vacated in the second quarter of 2005. As of September 30, 2009, we have pledged a deposit account containing approximately $1.2 million as collateral for these letters of credit.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of September 30, 2009 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of September 30, 2009	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Decrease 0.5%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$35,828	$35,944	$35,888	$35,714	$35,584

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of September 30, 2009, we held approximately $6.6 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” both of which were codified under FASB Accounting Standards Codification Topic 815 “Derivatives and Hedging” (ASC 815). During the three months ended September 30, 2009, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 4.	Controls and Procedures

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on their evaluation as of September 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information set forth in this Section has been included only to the extent that it reflects a significant update of information previously set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. To the extent that we do not have any significant changes in the legal proceedings referred to in such Annual Report or such Quarterly Report, we have not restated the descriptions of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency. In addition, any update to the legal proceedings referred to below does not necessarily mean that the information contained in the update is material; rather, we have determined that the updated information is relevant to a fair assessment of the matter and is intended to provide our investors with a reasonable understanding of the nature of the legal proceeding as we understand it on the date of this Quarterly Report.

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

Earlier this year, the parties reached a global settlement of the litigation under which insurance will pay the full amount of settlement share allocated to us and to Wink Communications, and we will bear no financial liability. In October 2009, the Court issued an order granting final approval of the settlement. Shortly thereafter, a group of objectors filed a petition with the United States Court of Appeals for the Second Circuit requesting permission to appeal the Court’s order certifying a class for the settlement; that petition is currently pending. If for any reason the settlement does not become effective, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any

Giordano Matter. On October 23, 2009, Salvatore L. Giordano, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Northern District of California against us, each of our current directors, Kudelski SA and Kudelski Interactive Cayman, Ltd. The complaint alleges breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the offer by Kudelski Interactive Cayman, Ltd., a wholly-owned subsidiary of Kudelski SA, to purchase for $1.55 per share all of our outstanding Class A ordinary shares not owned by Kudelski or its affiliates. Although we have not yet been served with the complaint, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter, and we are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Berman Matter. On June 10, 2009, a complaint was filed by John Berman in the Superior Court of California, County of San Mateo against OpenTV Corp., Liberty Media Corporation and Wink Communications, Inc. The complaint alleges, among other things, that we breached the terms of a settlement and license agreement between Berman and Wink dated July 25, 2000 by making use of certain patents allegedly held by Berman beyond the scope of the license granted in such settlement and license agreement. We acquired Wink in October 2002 from an affiliate of Liberty. On September 2, 2009, we filed a notice of removal to the United States District Court for the Northern District of California. On September 10, 2009, we filed an answer denying the material allegations of the complaint. The case is currently pending before the District Court, though no substantive proceedings have taken place. We believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in our Annual Report on Form 10-K for the year ended December 31, 2008 other than as set forth herein.

We are currently not in compliance with NASDAQ listing rules that require us to maintain an audit committee comprised of at least three independent directors. If we are unable to regain compliance in a timely manner, then our shares will be delisted from The NASDAQ Global Market, and our share price and your liquidity may be negatively impacted.

Our Class A ordinary shares are currently listed on The NASDAQ Global Market. NASDAQ Listing Rule 5605(c)(2)(A) requires listed companies to maintain an audit committee comprised of at least three directors, all of whom must be independent. On October 7, 2009, Eric J. Tveter resigned as a member of our board of directors, and as a result, we are no longer in compliance with NASDAQ’s requirements for continued listing. NASDAQ has provided us with a cure period in order to regain compliance within the following timeframe:

•	until the earlier of our next annual shareholders’ meeting or October 7, 2010; or

•	if our next annual shareholders’ meeting is held before April 5, 2010, then we must evidence compliance no later than April 5, 2010.

Our next annual shareholders’ meeting is scheduled to occur on November 4, 2009. Accordingly, we expect the cure period to expire on April 5, 2010. The compensation and nominating committee of our board of directors has commenced a search for a new independent director, but there can be no guarantee that a qualified candidate will be identified and appointed to our board of directors and audit committee prior to the end of the cure period provided by NASDAQ. If we are unable to regain compliance with the NASDAQ listing rules and our Class A ordinary shares are delisted, then trading in our shares would likely be conducted on an over-the-counter (OTC) securities quotation service, such as the OTC Bulletin Board or Pink Sheets. These markets are generally considered to be less efficient than NASDAQ, and our share price, as well as the liquidity of our Class A ordinary shares, may be adversely impacted as a result.

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

OpenTV Corp.

Date: November 4, 2009	/s/ NIGEL W. BENNETT
Nigel W. Bennett
Chief Executive Officer

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

*	Filed herewith
**	Furnished herewith