Form 10-K
period 2009-12-31
OPENTV CORP
filed 2010-03-15
CIK 1096958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-15473

OpenTV Corp.

(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-0212376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Sacramento Street San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(415) 962-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A ordinary shares, no par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Class A ordinary shares of the registrant held of record by non-affiliates of the registrant as of June 30, 2009, computed by reference to the last sales price of such Class A ordinary shares on The NASDAQ Global Market as of the close of trading on June 30, 2009, was approximately $107,097,017. For purposes of this calculation, the directors and executive officers of the registrant as of June 30, 2009 and the holders of record of 10% or more of any class of the registrant’s ordinary shares outstanding as of June 30, 2009 (excluding Cede & Co., nominee of the Depository Trust Company) are deemed to be affiliates of the registrant. Treasury shares are also excluded. The determination of affiliate status for this calculation is not necessarily a conclusive determination for other purposes.

As of February 26, 2010, the registrant had outstanding:

108,195,837 Class A ordinary shares; and

30,206,154 Class B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders (Part III).

OPENTV CORP.

2009 ANNUAL REPORT ON FORM 10-K

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

Overview

We are one of the world’s leading providers of advanced digital television solutions dedicated to creating and delivering compelling viewing experiences to consumers of digital content worldwide. Our software enables cable, satellite, telecommunications and digital terrestrial operators, which we refer to as network operators, to offer enhanced television experiences to their viewers. We sell our software solutions principally to network operators and manufacturers of digital set-top boxes and digital televisions. We also sell related software solutions to broadcasters, programmers and advertisers that enable them to offer interactive and enhanced television experiences. Historically, our software licensing arrangements have been made directly with the network operator or set-top box manufacturer. In 2008, we began licensing our middleware solutions indirectly through distribution arrangements with other key partners such as Nagravision SA and Irdeto Access B.V., and we expect that distribution of our products and solutions through these types of arrangements will increase in the future. As of December 31, 2009, more than 58 network operators had deployed our middleware solutions and 13 network operators had deployed our advertising solutions. To date, our software has been shipped in more than 145 million digital devices worldwide.

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

For both our middleware and advertising solutions, we offer professional engineering and consulting services to help implement and coordinate the launch, integration and customization of the technologies and products that we provide. We offer a robust maintenance and support program covering our products and solutions, ensuring that our customers get timely support and advice concerning the products they license from us. We believe that our extensive experience in the digital television sector makes these services especially attractive to our customers as they seek to leverage our institutional knowledge and practical perspective.

We have invested significant resources in developing our software solutions and believe that our intellectual property portfolio protects many of the key elements necessary to support digital interactive and enhanced television. As of December 31, 2009, we owned 115 patents issued in the United States and 610 patents issued outside of the United States, and an additional 194 patent applications are pending throughout the world. This patent portfolio establishes what we believe to be an industry-leading technology position for OpenTV.

We are incorporated in the British Virgin Islands. Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 89% and a voting interest of approximately 96% in our company, based on the number of our ordinary shares outstanding as of December 31, 2009.

Recent Events

On October 5, 2009, a subsidiary of Kudelski SA (Kudelski) launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission (SEC) in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it would remain neutral as to the tender offer. On November 25, 2009, Kudelski completed the tender offer and acquired 77,668,849 Class A ordinary shares in such tender offer. As of December 31, 2009, Kudelski, directly and indirectly through its subsidiaries, beneficially owned Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 89% and a voting interest of approximately 96% in our company.

On February 19, 2010, Kudelski, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Business Companies Act, 2004 (as amended, the BVI Act) directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). In its written instructions, Kudelski recommended that we redeem the Class A ordinary shares at a price of $1.55 per share. Pursuant to the BVI Act, upon the receipt of such written instructions from Kudelski and its two subsidiaries we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski and two of its subsidiaries, for $1.55 per share. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. In addition, on February 24, 2010, we notified the NASDAQ Stock Market of our intent pursuant to NASDAQ Marketplace Rule 5840(j) to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010. We also intend to file a Form 25 with the SEC in order to effect the voluntary delisting of our Class A ordinary shares on or about March 17, 2010. For more information regarding the redemption, please see the Rule 13E-3 transaction statement, as amended, and the exhibits thereto, including the redemption notice/transaction statement, which were filed with the Securities and Exchange Commission on February 24, 2010.

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

Our set-top box middleware and embedded browser software provide a common platform for network operators, set-top box manufacturers, manufacturers of other consumer electronics devices, programmers, content producers, advertisers and interactive application developers to create, deliver and manage advanced digital television services across the various digital television environments and network architectures. These technologies enable advanced digital television services to operate on cable, satellite, digital terrestrial, and telecommunications networks providing network operators the ability to cost effectively deploy consistent advanced digital television services across set-top boxes and through other products manufactured by a multitude of vendors.

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

As of December 31, 2009, our set-top box middleware and embedded browser technologies had been deployed by more than 58 network operators and collectively had been shipped in more than 145 million digital devices around the world.

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

Advertising Solutions

We provide software solutions that enable the sales and management of traditional linear advertising as well as solutions for the creation, integration and delivery of addressable and interactive advertising for digital television systems. In addition, we offer measurement technologies (in combination with our middleware) that enable our network operator customers to detail how viewers engage and interact with programs and advertisements.

Our advertising solutions are designed to provide our customers with an integrated solution to address key challenges in the advertising market. Technology advancements are changing the way viewers watch television. Technologies, such as PVR and VOD, allow viewers to time-shift and receive programming in an on-demand and commercial-avoidable manner; those types of services have changed the television viewing experience and created new advertising opportunities. These advancements are expediting the need for advertising that is more relevant to individual viewers and for advertising that more deeply engages viewers. Our advertising solutions offer network operators the ability to sell, manage, bill and deliver multiple advertisements across an operator’s network; to deliver advertisements with more relevance to viewers based on a variety of demographic and other information; and to enable television viewers to interact with advertisements including, for example, requesting brochures and finding local retail outlets. The market for these types of solutions is still developing, and there are many issues that will need to be resolved over time, including technical and privacy issues, before these solutions become extensively deployed.

Our advertising solutions currently consist of the following technologies and services:

•

OpenTV EclipsePlus. OpenTV EclipsePlus is our advertising campaign management system, which is also known as sales and inventory management or traffic and billing. It manages the distribution of advertising content across various media platforms and outlets, providing network operators the tools to schedule and verify the display of advertising content on their networks and to bill the advertisers based upon such verification. Our campaign management solutions are currently deployed by six network operators in 15 of the top 25 United States cable television markets. Our campaign management solutions are not dependent on a network operator deploying OpenTV’s middleware solutions.

•

OpenTV Eclipse. OpenTV Eclipse is our advertising campaign management system that is designed to serve two market segments, smaller network operators and international network operators, that do not require the scaling and sophistication of the OpenTV EclipsePlus enterprise solutions.

•

OpenTV iAd. OpenTV iAd is a suite of products that enables our customers to create, enable and display interactive advertising applications as an overlay to broadcast advertising content. The overlays can link to a variety of content such as long-form advertising, requests for information, and other alternatives. This suite of products is integrated with our middleware and currently consists of the following products:

•

OpenTV Ad Producer: a template-based tool that allows a third party, such as an advertising agency, to create interactive advertising content by assembling graphic assets following a step-by-step process. OpenTV Ad Producer creates Extensible Markup Language (XML) that can be easily interpreted by the OpenTV Ad Manager system.

•

OpenTV Ad Manager: a Windows-based software tool that enables network operators to use the XML file generated by the OpenTV Ad Producer in order to verify, authenticate and preview the application content, trans-code the content to binary code that each set-top box can interpret and schedule the application for broadcast.

•

OpenTV Inject: a post-production video editing tool that enables producers to easily insert “triggers” into an analog or digital video stream. The trigger is detected by a set-top box when the video plays. An on-screen prompt is automatically displayed, alerting the viewer that additional interactive content is available.

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

•

OpenTV Participate. OpenTV Participate is a scalable platform that enables the creation and real-time execution of mass participation events synchronized with live or pre-recorded television shows on multiple screen types and distribution platforms. It allows programmers to offer viewers competitions, quizzes, auctions, voting, and games using a variety of input devices, including mobile phone, personal computer, and television. Additionally, this functionality can be used to provide the same level of interaction with commercial advertising content. This solution provides interaction via the traditional set-top box deployed by a network operator as well as synchronous linkage to Internet and cell phone applications.

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

Customer and Industry Relationships

We have established significant relationships with many of the leading network operators, set-top box manufacturers, chipset manufacturers, programming networks, and conditional access providers around the world. Our customer and industry relationships include the following:

•

Network Operators. Over 58 network operators around the world have launched our middleware platform, including Essel Group with Dish TV in India; Austar Entertainment Pty. Ltd. and FOXTEL in Australia; Bell TV and Shaw Direct (formerly StarChoice) in Canada; British Sky Broadcasting (BSkyB) in the United Kingdom; DISH Network in the United States; MultiChoice Africa; Numericable in France; Sky Italia in Italy; UPC Broadband (UGC), Ziggo B.V. (which acquired Casema in 2008) and Canal Digitaal in The Netherlands; TV Cabo and Portugal Telecom in Portugal; NET and Embratel in Brazil; and Digiturk in Turkey. The number of network operators that have deployed our software may change from year to year as network operators continue to consolidate or merge.

•

Set-Top Box Manufacturers. Our software has been ported by more than 40 manufacturers on hundreds of set-top box models, including models produced by Advanced Digital Broadcast, Amino, Amstrad, EchoStar, Panasonic, Motorola, Pace Micro Technology (which acquired Philips’ set-top box business in 2008), Sagem, Samsung, Cisco (which acquired Scientific-Atlanta in 2006), Thomson and UEC Technologies (Pty) Ltd.

•

Chipset Manufacturers. OpenTV middleware has been ported to most of the major chipset vendors for set-top boxes, including Broadcom, Conexant, NEC and ST Microelectronics. OpenTV middleware has also been ported to the latest generation of chipsets supporting MPEG-4 AVC.

•

Conditional Access Providers. We have integrated our middleware with conditional access software provided by Conax, Irdeto, Motorola, Nagravision (which is controlled by Kudelski SA), NDS Group, Verimatrix and Viaccess.

•

Programming Networks. We have worked with numerous programming networks, including NBC Universal, Inc., American Broadcasting Company, Turner Broadcasting System, Discovery Communications, QVC Shopping Network, Playboy Enterprises and Showtime Networks, to enhance their programming and advertising content.

BSkyB, directly and indirectly, accounted for approximately 15% of our revenues during 2009 in the form of set-top box royalties and licenses paid for by its manufacturers and other direct services and support fees.

Sales and Marketing

We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises, including network operators, programmers, advertisers, and set-top box manufacturers. Historically, our software licensing arrangements have been made directly with the network operators or set-top box manufacturers. In 2008, we extended our licensing model to include the licensing of our technology and services indirectly through distribution arrangements with other key partners such as Nagravision and Irdeto. We have regional sales and marketing groups that are generally responsible for customers within their geographic areas: Americas; EMEA; and Asia Pacific.

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

Middleware Solutions

Competitors offering middleware solutions include NDS Group, Microsoft Corporation, IDWay SAS (which was acquired by Irdeto in 2007), Sea Change International (which acquired the European assets of Liberate Technologies in 2007), and Cisco (which acquired Scientific-Atlanta, Inc. in 2006). NDS Group historically provided conditional access and limited interactive application technologies to its customers. However, in 2003, NDS Group extended its interactive services offerings with its acquisition of MediaHighway from Thomson Multimedia and today offers a bundled solution, including a conditional access system and middleware, that competes with our middleware offering. We do not offer a bundled solution that includes a conditional access system, but we have recently entered into distribution arrangements with conditional access vendors, including Nagravision, which is owned by Kudelski SA, our controlling shareholder, in order to enable them to bundle our middleware offering with their conditional access systems. News Corporation holds a significant interest in NDS Group. News Corporation also controls, directly and indirectly, or exerts significant influence over, several satellite network operators around the world, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, which are satellite operators in the United Kingdom, Italy, Australia and New Zealand, respectively. While we continue to work with, and provide technology and services to, many affiliates of News Corporation, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, News Corporation’s interest in NDS Group, and any extension by NDS Group of its product offering, may significantly increase competitive pressures and affect the willingness of News Corporation affiliates to work with us or to obtain products or services from us. We cannot, therefore, be certain of the long-term implications of News Corporation’s interest in NDS Group or the effects that such interest may have upon our relationships and opportunities to work with the many satellite operators throughout the world that are controlled by News Corporation.

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

In the IPTV market, we expect to face competition from other middleware providers who have partnered with leading systems integrators and telecommunications equipment manufacturers to provide end-to-end IPTV solutions for cable, satellite, and telecommunications operators. Our competition includes Microsoft and Alcatel, who have entered into a joint development, integration, and marketing agreement to deliver IPTV solutions worldwide. Other competitive IPTV offerings that deliver middleware solutions include Alcatel-Lucent, Ericsson, Nokia Siemens Networks, and NDS.

The primary competition for OpenTV PVR comes from other middleware vendors including Microsoft, NDS Group, Guideworks LLC, a joint venture between Comcast and Gemstar-TV Guide International, Digeo, and Motorola, which include PVR functionality either with their electronic program guide, or EPG, or as an additional feature. Other PVR technology providers targeting the integrated PVR space include set-top box manufacturers, such as Pioneer, Pace, Humax, UEC, Motorola, and Cisco, and dedicated PVR solution providers including TiVo and ReplayTV, which was acquired by DirecTV Group, Inc. in 2007.

Advertising Solutions

In the markets for our advertising solutions, our primary competition comes from Visible World Corporation, NDS Group, Invidi Corporation, Navic Networks (acquired by Microsoft in 2008), Harris Corporation, and Tandberg Television (acquired by Ericsson in 2007). The market for addressable and interactive technology is still developing, and we expect additional competitors to appear as the market continues to develop. Visible World provides a suite of services enabling advertisers and agencies to develop and deliver content and advertising that can be geographically and demographically customized as well as dynamically updated based on business parameters and market trends and demands. Navic Networks provides technology that enables the delivery and placement of targeted interactive media. In the area of campaign management, Harris Corporation, which offers a competitive solution through its Novar division, represents our primary competitor for traditional traffic and billing solutions. As the need for more advanced solutions develops, we expect to see increased competition from other companies, such as WideOrbit, which currently provides a campaign management solution to the broadcasting industry.

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

Intellectual Property and Research and Development

As of December 31, 2009, we owned 115 patents issued in the United States, 610 patents issued outside of the United States, and 194 patent applications pending throughout the world. We believe that our patent portfolio protects many of the key elements necessary to support digital interactive and enhanced television. Our research and development expenses relating to continuing operations, determined in accordance with accounting principles generally accepted in the United States of America (GAAP), for the years ended December 31, 2009, 2008 and 2007 were $36.0 million, $34.4 million and $32.7 million, respectively.

Employees

As of December 31, 2009, we had 589 full-time employees, with 465 in our middleware solutions segment, 55 in our advertising solutions segment and 69 employed in corporate and administrative functions.

Available Information

Our Internet website is located at http://www.opentv.com, but the information contained on our website is not deemed to be incorporated herein. We make available free of charge on the investor relations page of our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Factors That May Affect Future Results

In addition to the other information contained in this 2009 Annual Report on Form 10-K, you should consider carefully the following factors in evaluating OpenTV and our business.

We are redeeming our outstanding Class A ordinary shares on March 26, 2010.

On February 19, 2010, Kudelski, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Act directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). Pursuant to the BVI Act, upon the receipt of such written instructions from Kudelski and its two subsidiaries we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski and two of its subsidiaries, for $1.55 per share. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. Subject to a registered shareholder’s right to dissent from the redemption under the BVI Act, upon completion of the redemption, each outstanding Class A ordinary share (other than any such shares held by Kudelski or its subsidiaries) will be redeemed and cancelled and thereafter only represent the right to receive the redemption price, and we will become a wholly-owned subsidiary of Kudelski. In addition, pursuant to NASDAQ Marketplace Rule 5840(j), we intend to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010.

We have a history of net losses, and we may experience net losses in the future.

We have incurred significant net losses since our inception. For example, our net losses for the years ended December 31, 2007, 2006 and 2005 were approximately $5.2 million, $10.8 million and $8.5 million, respectively. Although we achieved net income for the years ended December 31, 2009 and 2008, there can be no guarantee that we will be successful in achieving, sustaining or increasing profitability in 2010 or beyond. The severity of the current economic downturn and rapidly changing competitive marketplace have created a volatile and challenging business climate, which could negatively impact our customers and their spending and investment decisions. If that happens, then we may not be able to generate the level of revenue necessary to achieve and maintain sustainable profitability, particularly as we continue to incur significant research and development, sales and marketing and administrative expenses. Any failure to significantly increase revenue as we implement our product and distribution strategies would adversely affect our business, financial condition and operating results.

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

We expect a more significant portion of our long-term revenue growth to be derived from advertising solutions that we develop and market. If we are not successful in developing and marketing these advertising solutions, our future revenue growth may be limited.

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

In February 2008, we announced that we had jointly decided with Time Warner Cable, or TWC, to put our middleware project with TWC on indefinite hold. That project commenced in 2006 with the goal of providing a common user interface and interactive services platform based on OpenTV’s middleware across certain low-end set-top boxes deployed by TWC in the United States. In addition, in April 2005, TVWorks LLC (formerly known as Double C Technologies), a joint venture formed by Cox Communications and Comcast Corporation, acquired substantially all of the assets of the North American business of Liberate Technologies, a former competitor of ours. Historically, our middleware competed with the middleware software included with the assets sold to TVWorks. To date, while we have licensed certain of our advertising solutions to North American cable operators including Comcast, TWC and Cox, we have not licensed our middleware solutions to any North American cable operators. It also remains unclear whether TVWorks will attempt to license the competing technology to other North American cable operators. As a result of the foregoing, our opportunity to sell our middleware solutions to cable operators in the United States, and in particular to TWC, Comcast and Cox, is limited, which adversely affects our ability for future revenue growth in this market.

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

News Corporation maintains a significant ownership stake in NDS Group, which competes with us in the middleware market. News Corporation also controls, directly or indirectly, or exerts significant influence over, a number of our customers, including BSkyB, Sky Italia, FOXTEL and Sky Network Television. For the year ended December 31, 2009, BSkyB, Sky Italia, FOXTEL and Sky Network Television, directly and indirectly through their set-top box manufacturers, accounted for 29%, in the aggregate, of our revenues. While we believe that our relationship with each of these customers is good, the long-term implications of News Corporation’s ownership stake in NDS is difficult to assess. We may be at a disadvantage in selling our middleware to News Corporation affiliates over the long-term when in direct competition with NDS, and if we were to lose one or more of these customers, our revenues would be negatively impacted.

A significant percentage of our revenues is generated from a relatively small number of customers. The loss of one or more of these customers would severely and negatively impact our revenues.

Although our middleware solutions have been deployed by more than 58 network operators worldwide, a small number of large network operators accounts for a disproportionately large percentage of our revenues. For the year ended December 31, 2009, network operators over which News Corporation controls or exerts significant influence, including BSkyB, Sky Italia, FOXTEL and Sky Network Television, accounted for approximately 29% of our revenues in the aggregate. Liberty Global, Inc. (Liberty Global), which controls or exerts significant influence over UGC and Austar, accounted for approximately 8% of our 2009 revenues in the aggregate. Finally, we generated approximately 6% of our revenues in 2009 from EchoStar. The loss of any of the foregoing individual network operators as customers would negatively impact our financial results and future prospects. In addition, if either News Corporation or Liberty Global decided to replace our middleware solution as part of a group-wide effort that encompassed all or a significant portion of their respective affiliated network operators, then the impact on our financial results and future prospects would be severe.

We may be unable in the future to raise additional capital required to support our operating activities.

We expect to be able to fund our capital requirements for at least the next twelve months (including the payment of all costs and expenses in connection with the redemption of our Class A ordinary shares) by using existing cash balances and short-term and long-term marketable debt securities if our assumptions about our revenues, expenses and cash commitments are generally accurate. Nevertheless, we have incurred to date and we expect that we will continue to incur in the near term significant expenses as we continue to invest in research and development, sales and marketing and other efforts. As of December 31, 2009, we had over $118 million of cash, cash equivalents and marketable debt securities. While we continue to monitor our operating expenses and seek to bring them in line with our revenues, there can be no assurance that we will be successful in doing so or that we will be able to continue to generate positive cash flow from operating activities in the future. If we are not successful in those endeavors, we might need to raise additional capital.

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

Interactive television may not attract widespread market acceptance or demand.

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

Kudelski SA beneficially owned Class A and Class B ordinary shares representing approximately 89% of the economic interest and 96% of the voting rights of our ordinary shares outstanding as of December 31, 2009. As a result of its ownership of our ordinary shares, Kudelski has sufficient voting power, without the vote of any other shareholder, to determine the outcome of any action presented to a vote of our shareholders, including amendments of our amended and restated memorandum of association and articles of association for any purpose (which could include increasing or reducing our authorized capital or authorizing the issuance of additional shares). The interests of Kudelski, which owns or controls a variety of companies and technologies relating to digital television, may diverge from your interests, and Kudelski may be in a position, subject to general fiduciary obligations, to cause or require us to act in a way that is inconsistent with the general interests of the non-affiliated holders of our Class A ordinary shares.

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

Our Class A ordinary shares are currently listed on The NASDAQ Global Market. NASDAQ has requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. Our closing bid price on December 31, 2009 was $1.36 per share. Although we currently meet all of the minimum continued listing requirements for The NASDAQ Global Market, should our share price decline, our ordinary shares could be subject to potential delisting from The NASDAQ Global Market.

If we fail to maintain the standards necessary to be quoted on NASDAQ and our shares are delisted, trading in our shares would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than NASDAQ, and our share price, as well as the liquidity of our ordinary shares, may be adversely impacted as a result. On February 24, 2010, we announced our intention to redeem on March 26, 2010 all of our outstanding Class A ordinary shares (other than those shares held by Kudelski and two of its subsidiaries) and, in connection with that redemption, we intend to voluntarily delist our Class A ordinary shares from NASDAQ.

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

Our corporate affairs are governed by our amended and restated memorandum of association and articles of association and by the BVI Act. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of directors and officers and the rights of our shareholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, our shareholders may have more difficulty protecting their interests in the face of actions by our board of directors or our controlling shareholder than they would have as shareholders of a corporation incorporated in another jurisdiction.

Certain provisions contained in our charter documents could deter a change of control of us.

Certain provisions of our amended and restated memorandum of association and articles of association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our Class A ordinary shares. For example, our amended and restated memorandum of association allows us to issue additional super voting Class B ordinary shares. The comparatively low voting rights of our Class A ordinary shares as compared to our Class B ordinary shares, all of which were beneficially owned by Kudelski as of December 31, 2009, as well as other provisions of our amended and restated memorandum of association and articles of association, may delay, deter or prevent other persons from attempting to acquire control of us. After completion of the redemption on March 26, 2010, we will become a wholly-owned subsidiary of Kudelski.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal executive offices are presently located at 275 Sacramento Street, San Francisco, California 94111, where we occupy 42,565 square feet of space under a lease that expires on January 31, 2015. In addition to our corporate headquarters, we have leased regional office space elsewhere in the United States, Europe, Asia and Australia.

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

Giordano Matter. On October 23, 2009, Salvatore L. Giordano, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Northern District of California against us, each of our current directors, Kudelski SA and Kudelski Interactive Cayman, Ltd. The complaint alleges breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the offer by Kudelski Interactive Cayman, Ltd., a wholly-owned subsidiary of Kudelski SA, to purchase for $1.55 per share all of our outstanding Class A ordinary shares not owned by Kudelski or its affiliates. The case is one of four putative class action lawsuits filed by OpenTV shareholders in connection with that offer, although it is the only one of the four cases that names OpenTV as a defendant. On November 5, 2009, all four putative class action lawsuits were consolidated for pretrial purposes in the United States District Court for the Northern District of California under the caption In Re OpenTV Shareholder Litigation. On October 29, 2009, the

Kudelski-related defendants and the plaintiffs executed a Memorandum of Understanding tentatively settling the litigation. The Memorandum of Understanding provides, among other things, for the settlement in principle of all of the lawsuits (including the Giordano lawsuit) on the terms set forth therein, which do not include the payment of any amounts by OpenTV. The settlement is subject to, among other things, documentation in a formal settlement agreement and court approval. If for any reason the matter is not settled in accordance with the terms of the Memorandum of Understanding, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter, and we are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Berman Matter. On June 10, 2009, a complaint was filed by John Berman in the Superior Court of California, County of San Mateo against OpenTV Corp., Liberty Media Corporation and Wink Communications, Inc. The complaint alleges, among other things, that we and Wink breached the terms of a settlement and license agreement between Berman and Wink dated July 25, 2000 by making use of certain patents allegedly held by Berman beyond the scope of the license granted in such settlement and license agreement. We acquired Wink in October 2002 from an affiliate of Liberty. On September 2, 2009, we filed a notice of removal to the United States District Court for the Northern District of California. On September 10, 2009, we filed an answer denying the material allegations of the complaint and Wink did likewise on February 12, 2010. The case is currently pending before the District Court. We believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A ordinary shares trade on The NASDAQ Global Market under the symbol “OPTV.” Our Class B ordinary shares are not publicly traded.

The following table lists the high and low sales prices for our Class A ordinary shares on The NASDAQ Global Market for the periods indicated.

	The NASDAQ Global Market
	Low	High
2008
First Quarter	$0.99	$1.49
Second Quarter	1.07	1.65
Third Quarter	1.10	2.11
Fourth Quarter	0.87	1.44
2009
First Quarter	$0.95	$1.54
Second Quarter	1.18	1.83
Third Quarter	1.21	1.50
Fourth Quarter	1.31	1.60

Holders

As of February 26, 2010, there were approximately 582 holders of record of our Class A ordinary shares and one holder of record of our Class B ordinary shares. Banks, brokers and other institutions hold many of our Class A ordinary shares on behalf of our shareholders. The holder of our Class B ordinary shares is an affiliate of Kudelski SA.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended December 31, 2009.

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

The graph below compares the cumulative total shareholder return on our Class A ordinary shares from December 31, 2004 through December 31, 2009, with the cumulative total return of The NASDAQ Composite Index and The NASDAQ Computer & Data Processing Index over the same period. These returns assume the investment of $100 in our Class A ordinary shares and in each of the other indices on December 31, 2004 and reinvestment of any dividends (of which we paid none during that period).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our ordinary shares.

	12/04	12/05	12/06	12/07	12/08	12/09
OpenTV Corp.	100.00	58.33	60.42	34.38	32.03	35.42
NASDAQ Composite (1)	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Computer & Data Processing	100.00	102.45	115.69	138.09	78.91	126.06

(1)	In prior years, we used the NASDAQ Stock Market (U.S. Index), which was discontinued in 2006. Accordingly, we now use the NASDAQ Composite Index as a replacement for the discontinued index.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations , and the Consolidated Financial Statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Results of operations:
Revenues	$120,012	$116,474	$109,977	$95,210	$78,215
Cost of revenues	45,934	44,053	48,059	40,996	27,782

Gross profit	74,078	72,421	61,918	54,214	50,433
Operating expenses (1)	66,103	66,146	66,995	64,435	61,692

Profit (loss) from operations	$7,975	$6,275	$(5,077)	$(10,221)	$(11,259)

Net income (loss) from continuing operations (2)	$6,242	$9,613	$(306)	$(9,657)	$(6,869)
Net loss from discontinued operations (3)	—	—	(4,855)	(1,161)	(1,604)

Net income (loss)	$6,242	$9,613	$(5,161)	$(10,818)	$(8,473)

Net income (loss) attributable to OpenTV (2)	$6,236	$9,593	$(5,196)	$(10,855)	$(8,535)

Net income (loss) attributable to OpenTV per share from continuing operations, basic (2)	$0.05	$0.07	$—	$(0.07)	$(0.06)
Net loss attributable to OpenTV per share from discontinued operations, basic (3)	—	—	(0.04)	(0.01)	(0.01)

Net income (loss) attributable to OpenTV per share, basic	$0.05	$0.07	$(0.04)	$(0.08)	$(0.07)

Net income (loss) attributable to OpenTV per share from continuing operations, diluted (2)	$0.04	$0.07	$—	$(0.07)	$(0.06)
Net loss attributable to OpenTV per share from discontinued operations, diluted (3)	—	—	(0.04)	(0.01)	(0.01)

Net income (loss) attributable to OpenTV per share, diluted	$0.04	$0.07	$(0.04)	$(0.08)	$(0.07)

(1)	2009 included $154 for restructuring and impairment costs, and $2,983 for share-based compensation; 2008 included $575 for restructuring and impairment costs, $767 for impairment of intangible assets and $2,516 for share-based compensation; 2007 included $267 for restructuring and impairment cost, and $3,267 for share-based compensation; 2006 included $1,021 for restructuring and impairment cost, $747 for impairment of goodwill and $3,274 for share-based compensation; 2005 included $2,545 for restructuring and impairment costs;

(2)	2009 included a gain of $120 for the sale of a cost investment; 2008 included a gain of $220 for the sale of a cost investment; 2007 included a gain of $1,739 for the sale of a cost investment.

(3)	2007 included $66 of restructuring and impairment costs and $3,626 for impairment of goodwill of discontinued operations; 2006 included $303 for restructuring and impairment costs.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Financial position:
Cash, cash equivalents and marketable securities	$118,504	$102,833	$81,814	$64,918	$63,510
Working capital of continuing operations	$96,134	$97,301	$65,201	$48,427	$37,058
Total assets of discontinued operations	$—	$—	$—	$6,673	$8,480
Total assets	$267,558	$248,950	$220,055	$220,764	$202,065
Total shareholders’ equity	$202,708	$192,864	$170,479	$167,831	$152,512

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our financial condition and results of operations for the year ended December 31, 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto. Segment information appearing below in this discussion and analysis, and in Note 21 of our Consolidated Financial Statements, is presented in accordance with the guidance as codified within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC )Topic 280 “Segment Reporting” (ASC 280).

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

Kudelski SA, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing approximately 89% of the economic interest and approximately 96% of the voting rights in our company, based on the number of our ordinary shares outstanding as of December 31, 2009.

Recent Events

On October 5, 2009, a subsidiary of Kudelski launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On

October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission (SEC) in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it would remain neutral as to the tender offer. On November 25, 2009, Kudelski completed the tender offer and acquired 77,668,849 Class A ordinary shares in such tender offer. As of December 31, 2009, Kudelski, directly and indirectly through its subsidiaries, beneficially owned Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 89% and a voting interest of approximately 96% in our company.

On February 19, 2010, Kudelski, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Business Companies Act, 2004 (as amended, the BVI Act) directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). In its written instructions, Kudelski recommended that we redeem the Class A ordinary shares at a price of $1.55 per share. Pursuant to the BVI Act, upon the receipt of such written instructions from Kudelski and its two subsidiaries we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski and two of its subsidiaries, for $1.55 per share. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. In addition, on February 24, 2010, we notified the NASDAQ Stock Market of our intent pursuant to NASDAQ Marketplace Rule 5840(j) to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010. We also intend to file a Form 25 with the SEC in order to effect the voluntary delisting of our Class A ordinary shares on or about March 17, 2010.

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

Revenue Recognition

We recognize revenue in accordance with GAAP as has been prescribed for the software industry, the principal policies of which are reflected in the guidance as codified within ASC Subtopic 985-605 “Software—Revenue Recognition” (ASC 985-605), ASC Subtopic 605-35 “Revenue Recognition—Construction-Type and Production-Type Contracts” (ASC 605-35), and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. The application of ASC 985-605 requires judgment about a number of matters, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value of the elements of the arrangement exists. In applying our revenue recognition policy, we must determine which portions of our revenue to recognize currently and which portions to defer and recognize in later periods. In some cases, we may be required to record the costs incurred in connection with our performance of a software licensing arrangement before we are able to recognize the revenue generated by such arrangement, even if we have invoiced the customer or received payment from the customer. In other cases, we may be required to record costs incurred in connection with our performance of a software licensing arrangement in the same manner as we would for cost of inventory, in which case we would charge those costs to operations over time as the related revenue is recognized. In order to determine current and deferred revenue, we make judgments and estimates with regard to products and services that constitute future deliverables and the appropriate valuation for those products and services. Our judgments and estimates regarding future deliverables could differ from actual events. Because the terms of our licensing arrangements may differ by customer, including subscription-based or one-time royalty payment arrangements, we may apply different revenue recognition policies to different customer contracts depending upon those particular terms.

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

The application of the principles codified within ASC Topic 718, “Compensation—Stock Compensation” (ASC 718) and SAB No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-based Payment Arrangement for Public Companies,” (SAB 107) may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may materially affect the fair value estimates of future share-based awards, which may result in a lack of consistency with prior periods. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 14 of our Consolidated Financial Statements contained in Part IV of this Annual Report on Form 10-K for further information regarding the impact of ASC 718 on our financial statements.

Fair Value Measurement

The reported amounts of our financial instruments, including cash and cash equivalents, short-term marketable debt securities, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities.

We determined the fair value of our financial instruments according to the guidance as codified within ASC 820 “Fair Value Measurements and Disclosures” (ASC 820). The guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Our available for sale marketable debt securities are measured at fair value using Level 1 and Level 2 inputs.

Recent Accounting Pronouncements

Recently Adopted Guidance

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, “Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. On July 1, 2009, the Accounting Standards Codification (ASC) became the official single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the ASC, all existing non-SEC accounting and reporting standards were superseded by the ASC and any accounting literature not included in the ASC is no longer authoritative. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the ASC, provide background information about guidance and provide the basis for conclusion on the changes to the ASC. Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s notes to consolidated financial statements use the new ASC numbering system. The ASC does not change or alter existing GAAP and, therefore, did not otherwise have an impact on our financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall” (ASC 820-10), for the fair value measurement of liabilities and clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. ASU 2009-05 became effective for interim and annual reporting periods ending after the issuance of this update. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

In May 2009, the FASB issued guidance as codified within ASC Topic 855 “Subsequent Events”. This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC 820-10. This guidance provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC Topic 320 “Investments in Debt and Equity Securities.” This guidance changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC Subtopic 825-10, “Fair Value Measurements and Disclosures.” This guidance requires an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2008, the FASB issued guidance as codified within ASC Subtopic 350-30 “Intangibles—Goowill and Other—General Intangibles Other than Goodwill.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

In December 2007, the FASB issued guidance as codified within ASC Topic 810 “Consolidation.” This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements. Upon adoption, we reclassified a noncontrolling interest as a separate component of equity and noncontrolling interest income to net income attributable to noncontrolling interest in our financial statements. In addition, we disclosed the noncontrolling interest component in the comprehensive income footnote as required by this guidance.

In December 2007, the FASB issued guidance as codified within ASC Topic 805 “Business Combinations” (ASC 805). Under this guidance, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This guidance significantly changes the accounting for business combinations. This guidance also includes a substantial number of new disclosure requirements. In April 2009, the FASB issued further guidance as codified within ASC 805. This guidance addresses application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance applies prospectively to business combinations and assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance as of January 1, 2009 did not have a material impact on our financial statements. However, the adoption of this guidance may cause any future business combinations into which we enter to have a significant impact on our financial statements as compared to our prior acquisitions which were accounted for according to the prior rules under GAAP.

Recently Issued Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 is intended to improve transparency with respect to recurring and nonrecurring fair value measurements through new disclosure requirements for transfers in and out of Level 1 and Level 2 and for activity in Level 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect ASU 2010-06 to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We continue to evaluate the impact of the adoption of ASU 2009-14 on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We continue to evaluate the impact of the adoption of ASU 2009-13 on our financial statements.

Management’s Assessment of Internal Control Over Financial Reporting and Disclosure Controls

In connection with the preparation of our year-end financial statements, we have prepared a report, as required by the Sarbanes-Oxley Act of 2002, which evaluates our internal control over financial reporting as of December 31, 2009. That complete report, as well as our conclusions regarding the effectiveness of our disclosure controls and our remediation efforts, if any, are included under Item 9A of this Annual Report on Form 10-K, which investors should read in its entirety.

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

As more fully described in Item 9A of this Annual Report on Form 10-K, based on our assessment, we have concluded that our internal control over financial reporting and our system of disclosure controls were effective as of December 31, 2009 and 2008, respectively.

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007

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

Revenues for the year ended December 31, 2009 were $120.0 million, an increase of $3.5 million, or 3%, from $116.5 million in 2008. Revenues for the year ended December 31, 2008 were $116.5 million, an increase of $6.5 million, or 6%, from $110.0 million in 2007.

Revenues by line item were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Royalties and licenses	$84.0	$77.1	$73.7	$6.9	9%	$3.4	5%
Services and other	36.0	39.4	36.3	(3.4)	(9)%	3.1	9%

Total revenues	$120.0	$116.5	$110.0	$3.5	3%	$6.5	6%

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

The aggregate amount of royalties we receive from our customers during a quarterly period is influenced by a number of factors. In the case of our set-top box software, these include: the volume of initial deployments by new customers, the activation of new subscribers by existing customers, the shipment of additional set-top boxes as replacements for older or defective set-top boxes or for purposes of simply upgrading existing set-top boxes, and sales of new products or services by the network operators that require new or updated set-top boxes. We have historically provided various types of prospective volume discounts on optional future deployments of our licensed middleware products based on the volume of the customer’s previous deployments of the particular licensed products, and we expect to continue to do so in the future. Unless we are able to offset anticipated discounts through a change in product mix, upgrades to our software or other methods which enable us to charge higher fees, we may experience slower royalty growth as discounting is triggered.

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

Royalties and licenses revenues by region were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Europe, Middle East and Africa	$50.8	$39.1	$42.4	$11.7	30%	$(3.3)	(8)%
Americas	17.8	18.3	18.3	(0.5)	(3)%	—	0%
Asia Pacific	15.4	19.7	13.0	(4.3)	(22)%	6.7	52%

Total royalties and licenses revenues	$84.0	$77.1	$73.7	$6.9	9%	$3.4	5%

As percentage of total revenues	70%	66%	67%

2009 versus 2008. Royalties and licenses revenues in 2009 increased $6.9 million, or 9%, to $84.0 million.

•	Europe, Middle East and Africa accounted for $50.8 million in royalties and licenses revenues for 2009, an increase of $11.7 million, or 30%, compared to 2008.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $16.3 million, or 19%, of our total worldwide royalties and licenses revenues for 2009. BSkyB royalties and licenses revenues for 2009 decreased by $1.7 million compared to 2008 primarily due to a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. This volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future unless we are able to offset the effect of such reduction through increased deployments of our products, an upgrade to a new version of our product that is not subject to the price reduction, or some other means. Royalties and licenses revenues from TV Cabo and Portugal Telecom increased $1.7 million and $0.9 million, respectively, in 2009 compared to 2008; both of these operators launched in 2008 and we received their initial royalty reports during the fourth quarter of 2008. Royalties and licenses revenues from Multichoice Africa increased $4.0 million for 2009 compared to 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during 2009 from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from UPC Broadband (UGC) increased $2.8 million for 2009 compared to 2008 primarily due to an accumulation of inventory of set-top boxes containing our PVR software in 2008 which resulted in a decrease in orders of new set-top boxes by that customer during the period. Royalties and licenses revenues from HOT Telecom and Sky Italia increased $1.6 million and $1.5 million, respectively, in 2009 compared to 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.9 million compared to 2008 due to higher volumes of set-top box shipments by those customers.

•	The Americas region accounted for $17.8 million in royalties and licenses revenues in 2009, a decrease of $0.5 million, or 3%, compared to 2008.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $6.4 million, or 8%, of our total worldwide royalties and licenses revenues for 2009. Royalties and licenses revenues from EchoStar for 2009 increased $2.0 million compared to 2008 primarily due to the late receipt of a royalty report during the first quarter of 2009 for set-top boxes that were shipped during 2008 but not previously reported to us. Royalties and licenses revenues from Time Warner Cable and Comcast decreased $2.3 million and $0.6 million, respectively, compared to 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from Bell TV (formerly Bell ExpressVu) increased $0.8 million for 2009 compared to 2008 primarily due to an increase in deployments of set-top boxes containing our software. Royalties and licenses revenues from other customers in the region accounted for a net decrease of $0.4 million compared to 2008.

•	The Asia Pacific region accounted for $15.4 million in royalties and licenses revenues in 2009, a decrease of $4.3 million, or 22%, compared to 2008.

Royalties and licenses revenues from Reliance decreased $2.5 million primarily due to the one-time license fee for enterprise software received from Reliance in 2008 and lower volumes of set-top box deployments during 2009. Royalties and licenses revenues from Austar decreased $1.5 million during 2009 compared to 2008 due to lower volumes of set-top box deployments and the receipt of a royalty report in the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from Panasonic decreased $1.4 million primarily as a result of a volume-based price reduction for our OpenTV Integrated Browser product that became effective during the second half of 2008. Royalties and licenses revenues from JCOM decreased $0.5 million for 2009 compared to 2008 primarily due to a change in the timing of the delivery of royalty reports for our OpenTV Integrated Browser product that resulted in an additional royalty report being delivered in 2008. These decreases were partially offset by increases of $0.9 million and $0.6 million in royalties and licenses revenues from FOXTEL and Sky Network Television, respectively, during 2009 compared to 2008 due to higher volumes of set-top box deployments. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.1 million compared to 2008 due to an increase in deployments of our products.

2008 versus 2007. Royalties and licenses revenues in 2008 increased $3.4 million, or 5%, to $77.1 million.

•	Europe, Middle East and Africa accounted for $39.1 million in royalties and licenses revenue in 2008, a decrease of $3.3 million, or 8%, compared to 2007.

BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $17.9 million, or 23%, of our total worldwide royalties and licenses revenues for 2008. BSkyB royalties and licenses revenues for 2008 increased by $0.7 million compared to 2007 primarily as a result of increased deployments by BSkyB of our PVR software. We typically generate higher royalty rates from set-top boxes that include our PVR software, and we generally expect the number of PVR shipments to increase over time as network operators around the world seek to deploy more PVR functionality. Royalties and licenses revenues from UGC decreased $7.4 million in 2008 compared to 2007. During the fourth quarter of 2007, we amended some of the commercial and other terms of our license agreement with UGC and, in addition, delivered the final remaining licensed products, which allowed us to recognize $6.0 million of revenue from deferred revenue that had been deferred since 2004. In addition, during 2008 UGC maintained an inventory of set-top boxes containing our software, which negatively impacted new shipments to this customer. Royalties and licenses revenues from Sky Italia increased $1.9 million in 2008 compared to 2007 primarily due to higher volumes of set-top box deployments. Royalties and licenses revenues from Multichoice Africa increased $1.8 million in 2008 compared to 2007 primarily due to an upgrade by this customer to our latest OpenTV Core2 middleware product in 2008 and higher volumes of deployments of set-top boxes containing this product. Royalties and licenses revenues from other customers in the region accounting for a net decrease of $0.3 million due to a decrease in deployments of our products.

•	The Americas region accounted for $18.3 million in royalties and licenses revenue in 2008, consistent with 2007.

EchoStar, including DISH Network and EchoStar Technologies LLC, accounted for $4.4 million, or 6%, of our total worldwide royalties and licenses revenues for 2008. Royalties and licenses revenues from EchoStar declined $3.4 million compared to 2007 primarily due to reduced deployments by DISH Network of set-top boxes containing our software as well as the late receipt of a royalty report from EchoStar during the first quarter of 2009 for set-top boxes that were shipped during 2008. Royalties and licenses revenues from Bell TV decreased $0.5 million compared to 2007. This decrease was primarily due to an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell TV over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. These reductions in royalties and licenses revenues were partially offset by increased royalties and licenses revenues from NET of $2.1 million, as compared to 2007, reflecting increased deployments of middleware-related products by this customer, and an increase of $1.1 million in license fees resulting from increased deployments by our customers of our advertising campaign management product. Royalties and licenses revenues from other customers in the region accounted for a net increase of $0.7 million compared to 2007 due to higher volumes of deployments of our products.

•	The Asia Pacific region accounted for $19.7 million in royalties and licenses revenues in 2008, an increase of $6.7 million, or 52%, compared to 2007.

Royalties and licenses revenues from Reliance, which we started to receive in 2008 through our license and distribution agreement with Nagravision, totaled $6.1 million in 2008 and was comprised of royalty payments and a one-time license fee for our enterprise software. Royalties and licenses revenues from Austar increased $1.6 million during 2008 compared to 2007 primarily due to the receipt of a royalty report during the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from JCOM decreased

$0.8 million compared to 2007 due to a royalty prepayment in 2007 for deployments of our video-on-demand product. Royalties and licenses revenues from other customers accounted for a net decrease of $0.2 million due to lower volumes of deployments of our products.

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

Services and other revenues were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Total services and other revenues	$36.0	$39.4	$36.3	$(3.4)	(9)%	$3.1	9%
As percentage of total revenues	30%	34%	33%

2009 versus 2008. Services and other revenues for 2009 decreased $3.4 million, or 9%, to $36.0 million.

Services and other revenues from Numericable, Comcast, Multichoice Africa, Digiturk, Reliance, Austar, Ziggo and BSkyB decreased $1.7 million, $1.3 million, $0.9 million, $0.9 million, $0.8 million, $0.6 million, $0.5 million and $0.4 million, respectively, primarily due to a decrease in professional services engagements with those customers during 2009 compared to 2008. These decreases were partially offset by increases of $1.2 million, $1.1 million, $0.7 million and $0.7 million in services and other revenues from FOXTEL, SKY Perfect, NTV Plus and NewICo, respectively, as a result of an increase in professional services engagements with those customers. Maintenance and support revenues increased by $0.7 million compared to 2008, which included an increase of $2.3 million due to growth in the subscriber base of customers of our EclipsePlus software product in the United States which was partially offset by a $1.6 million decrease in maintenance and support revenue associated with our middleware solutions. Services and other revenues from other customers during 2009 decreased $0.7 million compared to 2008.

2008 versus 2007. Services and other revenues for 2008 increased $3.1 million, or 9%, to $39.4 million.

Services and other revenues from Multichoice Africa, Numericable, Reliance and SKY Perfect increased by $3.8 million, $1.8 million, $0.8 million and $0.6 million, respectively, primarily due to an increase in professional services engagements with those customers during 2008. Maintenance and support revenues increased by $4.3 million compared to 2007, which included an increase of $2.2 million as a result of increased deployments in the United States of our EclipsePlus software product. The increases were offset by a decrease of $7.6 million from UGC due to a decrease in professional services engagements with this customer during 2008 and a decrease of $0.6 million from other customers.

Cost of Royalties and Licenses

Cost of royalties and licenses consists primarily of amortization of developed technology and patents, patent-related legal costs, materials and shipping costs, and cost of revenue share payments. Cost of royalties and licenses was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Cost of royalties and licenses	$3.6	$5.0	$5.1	$(1.4)	(28)%	$(0.1)	(2)%
As percentage of total revenues	3%	4%	5%

2009 versus 2008. Cost of royalties and licenses for 2009 decreased $1.4 million, or 28%, to $3.6 million. As a percentage of revenues, cost of royalties and licenses decreased to 3% in 2009 compared to 4% in 2008. The amortization of developed technologies and patents decreased by $1.5 million in 2009 compared to 2008, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, and the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003. In addition, patent-related legal costs decreased by $0.2 million in 2009 compared to 2008. These decreases were offset by an increase of $0.2 million in cost of materials supplied to customers and an increase of $0.1 million in revenue share payments made by us.

2008 versus 2007. Cost of royalties and licenses for 2008 decreased $0.1 million, or 2%, to $5.0 million. As a percentage of revenues, cost of royalties and licenses decreased to 4% in 2008 compared to 5% in 2007. The amortization of developed technologies and patents decreased by $1.7 million in 2008 compared to 2007, reflecting the full amortization of our developed technologies from CAM Systems, which we acquired in the third quarter of 2005, the full amortization of our developed technologies from BettingCorp, which we acquired in the third quarter of 2003, and the full amortization of our patents from Wink Communications, Inc., which we acquired in the fourth quarter of 2002. In addition, revenue share payments made by us decreased by $0.6 million in 2008 compared to 2007. These decreases were partially offset by a $0.7 million increase in patent-related legal costs. In addition, patent-related legal costs in 2007 were favorably impacted by a litigation settlement during the fourth quarter of 2007 that resulted in a $1.5 million payment to us.

Cost of Services and Other

Cost of services and other consists primarily of personnel and personnel-related support costs associated with maintenance and support, professional services engagements, consulting and subcontractor costs, third party material costs, and depreciation. Cost of services and other was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Cost of services and other	$42.3	$39.1	$42.9	$3.2	8%	$(3.8)	(9)%
As percentage of total revenues	35%	34%	39%

2009 versus 2008. Cost of services and other for 2009 increased $3.2 million, or 8%, to $42.3 million. As a percentage of revenues, cost of services and other increased to 35% in 2009 compared to 34% in 2008. We increased our provision for service contracts that are in a loss position by $1.0 million as a result of changes in cost estimates impacting some of our professional services engagements. Personnel and personnel-related support costs increased by $2.0 million primarily due to an overall increase in headcount, and an increase of $0.1 million in share-based compensation expense allocated to cost of services and other as a result of the full acceleration of vesting of our share-based compensation plans upon the closing of the tender offer by Kudelski which was deemed a change of control pursuant to the terms of such plans. Consulting and subcontractor costs increased by $2.4 million in order to meet staffing requirements for our projects. These increases were partially offset by an additional $1.1 million of project costs that were recorded as deferred costs during 2009 and a $1.1 million decrease in connection with a customer settlement for which we accrued $0.7 million in 2008 and received a $0.4 million contribution from our insurance company during 2009.

2008 versus 2007. Cost of services and other for 2008 decreased $3.8 million, or 9%, to $39.1 million. As a percentage of revenues, cost of services and other decreased to 34% in 2008 compared to 39% in 2007. Consulting and subcontractor costs decreased by $6.3 million, which was partially offset by an increase of $1.8 million in personnel and personnel-related support costs, reflecting the effect of management’s efforts to reduce overall costs for outside consultants and subcontractors. The increased personnel and personnel-related support costs included the impact of foreign currency translation on our costs that are denominated in foreign currencies, which was due to the weakening of the United States dollar during a significant portion of 2008. The decrease was further offset by a $0.6 million reserve that we recorded in the fourth quarter of 2008 in connection with a contract dispute with a customer.

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

Research and development expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Research and development	$36.0	$34.4	$32.7	$1.6	5%	$1.7	5%
As percentage of total revenues	30%	30%	30%

2009 versus 2008. Research and development expenses for 2009 increased $1.6 million, or 5%, to $36.0 million. As a percentage of revenues, research and development expenses remained consistent with 2008 at 30%. Personnel and personnel-related support costs for 2009 increased $1.0 million primarily as a result of increased headcount. In addition, share-based compensation expense allocated to research and development expenses increased by $0.2 million as a result of the full acceleration of vesting of our share-based compensation plans upon the closing of the tender offer by Kudelski which was deemed a change of control pursuant to the terms of such plans. These increases were partially offset by a decrease of $1.0 million in bonus expense. In addition, consulting and subcontractor costs increased $0.6 million due to additional staffing requirements for our research and development projects.

2008 versus 2007. Research and development expenses for 2008 increased $1.7 million, or 5%, to $34.4 million. As a percentage of revenues, research and development expenses remained consistent with 2007 at 30%. The increased expenses were primarily due to an increase of $1.9 million in personnel and personnel- related support costs, which included the impact of foreign currency translation on our costs denominated in foreign currencies due to the overall weakening of the United States dollar during a significant portion of 2008. The increase was partially offset by a decrease of $0.2 million in other non-personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and personnel-related support costs, consulting and subcontractor costs, and marketing-related expenses. Sales and marketing expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Sales and marketing	$8.1	$9.4	$10.8	$(1.3)	(14)%	$(1.4)	(13)%
As percentage of total revenues	7%	8%	10%

2009 versus 2008. Sales and marketing expenses in 2009 decreased $1.3 million, or 14%, to $8.1 million. As a percentage of revenues, sales and marketing expenses decreased to 7% for 2009 compared to 8% in 2008. Personnel and personnel-related support costs for 2009 decreased $0.8 million due to a reduction in headcount. In addition, marketing expenses decreased $0.4 million as a result of lower spending on trade shows and other marketing activities during 2009.

2008 versus 2007. Sales and marketing expenses in 2008 decreased $1.4 million, or 13%, to $9.4 million. As a percentage of revenues, sales and marketing expenses decreased to 8% for 2008 compared to 10% in 2007. Personnel and personnel-related support costs decreased $0.8 million due to a reduction in headcount. Marketing expenses decreased $0.3 million as a result of lower spending on trade shows and other marketing activities during 2008. In addition, consulting and subcontractor costs decreased $0.1 million and other costs decreased $0.2 million.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related support costs, including for our executives and our board of directors, consulting and subcontractor costs, fees for professional services, including legal and accounting fees, provision for doubtful accounts and non-income tax-related expenses. General and administrative expenses were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
General and administrative	$21.7	$20.3	$21.6	$1.4	7%	$(1.3)	(6)%
As percentage of total revenues	18%	17%	20%

2009 versus 2008. General and administrative expenses for 2009 increased $1.4 million, or 7%, to $21.7 million. As a percentage of revenues, general and administrative expenses increased to 18% compared to 17% in 2008. During 2009, we accrued a liability of $1.8 million in respect of potential exposure for state and local sales taxes for sales of our software products to customers located in the United States. Sales of our products may be exempt from sales tax in certain jurisdictions subject to satisfaction of applicable requirements, including receipt of appropriate exemption documentation from our customers. The liability is an estimate that may change in future periods based upon our receipt of such documentation. During 2009, we incurred costs of $1.8 million for advisory and administrative services and $0.7 million for legal services related to the offers by Kudelski in 2009 to acquire all of our Class A ordinary shares they did not own. Bad debt expense was $0.3 million higher during 2009 compared to 2008, which is consistent with a higher accounts receivable balance. These increases were partially offset by a decrease of $1.0 million in consulting and subcontractor costs, and a decrease of $1.9 million in personnel and personnel-related support costs, $0.6 million of which was attributable to our reversal of the remaining accrual for severance and other costs relating to a former senior executive officer and the effect of an insurance contribution we received in connection with a settlement reached with such former executive officer. Bonus expenses and recruiting expenses each decreased $0.4 million compared to 2008. These decreases were partially offset by an increase of $0.2 million in share-based compensation expense allocated to general and administrative expenses as a result of the full acceleration of vesting of our share-based compensation plans upon the closing of the tender offer by Kudelski which was deemed a change of control pursuant to the terms of such plans and a net decrease of $0.5 million in other personnel and personnel-related support costs. Other general and administrative expenses accounted for a net decrease of $0.3 million compare to 2008.

2008 versus 2007. General and administrative expenses for 2008 decreased $1.3 million, or 6%, to $20.3 million. As a percentage of revenues, general and administrative expenses decreased to 17% in 2008 compared to 20% in 2007. The decrease was primarily due to a decrease of $1.5 million in personnel and personnel-related support costs. 2007 was impacted by one-time severance and other costs of $2.0 million that were recorded in connection with the departure of some of our former senior executive officers. The decrease in 2008 also reflected a decrease of $0.2 million in provisions for doubtful accounts. The decreases were partially offset by an increase of $0.4 million in consulting and subcontractor costs and fees for professional services.

Restructuring and Impairment Costs

Restructuring and impairment costs were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Restructuring and impairment costs	$0.2	$0.6	$0.3	$(0.4)	(67)%	$0.3	100%
As percentage of total revenues	—%	1%	—%

During the last three years, we have undertaken several initiatives to reduce operating expenses around the world. As a result of these actions, 19 employees were included in workforce reduction plans in 2009, 31 employees in 2008, and eight employees in 2007. We recorded restructuring charges of $0.2 million in 2009, which reflected a third quarter workforce reduction in Israel. In 2008, we recorded restructuring charges of $0.6 million, which reflected a second quarter workforce reduction in the United States, Singapore and Israel. In 2007, we recorded restructuring charges of $0.3 million, which reflected a fourth quarter workforce reduction in the United States and the United Kingdom.

Amortization of Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful life of four to 13 years. As noted above, cost of royalties and licenses includes amounts relating to the amortization of developed technologies and patents. Amortization of intangible assets, excluding these developed technologies and patents, was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Amortization of intangible assets	$0.3	$0.7	$1.6	$(0.4)	(57)%	$(0.9)	(56)%
As percentage of total revenues	—%	1%	1%

2009 versus 2008. Amortization of intangible assets for 2009 decreased $0.4 million, or 57%, to $0.3 million. The decrease resulted from the impairment during the fourth quarter of 2008 of the unamortized value of one of the customer contracts we assumed as part of our acquisition of substantially all of the assets of CAM Systems in September 2005.

2008 versus 2007. Amortization of intangible assets for 2008 decreased $0.9 million, or 56%, to $0.7 million. The decrease resulted from the expiration of the amortization period during the third quarter of 2007 for some intangible assets relating to Wink Communications, Inc., which we acquired in the fourth quarter of 2002.

Impairment of Intangible Assets

Impairment of intangible assets was as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Impairment of intangible assets	$—	$0.8	$—	$(0.8)	100%	$0.8	100%
As percentage of total revenues	—%	1%	—%

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and marketable debt securities, net of interest expense. Interest income was as follows (in millions):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Interest income	$0.5	$2.2	$3.2	$(1.7)	(77)%	$(1.0)	(31)%

2009 versus 2008. Interest income for 2009 decreased $1.7 million, or 77%, to $0.5 million. The decrease was due to lower effective interest rates earned on our investment portfolio, which consists primarily of cash and cash equivalents, money market funds and short-term marketable debt securities issued by United States government entities and other highly-rated institutions.

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

Other Income and Expense Items

Other income and expense items consist primarily of gains or losses from foreign currency exchange, gains or losses on the disposal of capital assets, miscellaneous income and other unusual items. The net of other income and expense items was as follows (in millions):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Other income (expense)	$(0.7)	$1.6	$2.8	$(2.3)	(144)%	$(1.2)	(43)%

For 2009, net other income (expense) was negatively impacted by the weakening of the United States Dollar relative to the foreign currencies in which our cash balance was denominated and our reduction of such cash balance compared to 2008. In addition, in 2009 we changed the ratio of current assets to current liabilities denominated in foreign currencies, and the weakening of the United States dollar relative to such currencies resulted in a negative impact to net other income (expense). Approximately $2.0 million of the negative impact in 2009 compared to 2008 was attributable to foreign exchange fluctuations, and the remaining $0.3 million was attributable to expenses related to liquidation of subsidiaries and sales of businesses in 2009.

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

Income Taxes

Effective January 1, 2007, we adopted the provisions of the interpretation the guidance as codified within ASC Topic 740 “Income Taxes,” which included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with this guidance. As a result of the implementation of this guidance, we recognized an increase of approximately $2.6 million in liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. No material adjustment to the balance of accumulated deficit as of January 1, 2007 was required. As of December 31, 2009, unrecognized tax benefits approximated $1.0 million which would affect the effective tax rate if recognized.

We estimate that we had net United States federal income tax loss carryforwards of approximately $176.0 million at the end of 2009, although our ability to make use of those tax loss carryforwards may be limited under applicable tax regulations. The calculation of those tax loss carryforwards is a complex matter and may require a reassessment from time to time, which could result in changes to that estimate. For all periods presented, substantially all federal tax benefits related to our losses have been offset by an increase in the valuation allowance against the resulting deferred tax assets. Notwithstanding those federal income tax loss carryforwards, we are subject to income taxes in certain state and foreign jurisdictions, and we have foreign taxes withheld from certain royalty payments.

Income tax expense consists primarily of foreign taxes, state taxes, tax benefits or refunds, and changes to reserves for identified potential foreign tax exposures. Incomes taxes were as follows (in millions):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Income tax expense	$1.5	$0.5	$1.2	$1.0	200%	$(0.7)	(58)%

Our income tax expense was $1.5 million for 2009, primarily attributable to income taxes in the United States and foreign jurisdictions where we generate income and a release of tax reserves following the expiration of the applicable statute of limitations.

Our income tax expense was $0.5 million for 2008, primarily attributable to income taxes in foreign jurisdictions where we generate income and a release of tax reserves following the expiration of the applicable statute of limitations.

Our income tax expense was $1.2 million for 2007, primarily attributable to income taxes in the United States and foreign jurisdictions where we generate income and offset by decreases to reserves for identified potential foreign tax exposures.

Noncontrolling interest

In November 2000, we established Spyglass Integration, Inc., a joint venture with Motorola. We recorded a gain with respect to Motorola’s share of losses in this venture. Noncontrolling interest recorded during 2009, 2008 and 2007 was nominal.

Discontinued Operations

In December 2007, we sold Static 2358 Holdings Ltd., which operated our PlayJam games business. In accordance with the guidance as codified within ASC Topic 360 “Property, Plant, and Equipment” (ASC 360), the business unit has been reclassified as a discontinued operation.

As a result of reassessment of the carrying value of the long-lived assets of the discontinued operations in accordance with the guidance as codified within ASC 360 and ASC Topic 350 “Intangibles—Goodwill and Other,” during 2007 we recorded an impairment charge to goodwill of $3.6 million, an impairment charge to property and equipment of $0.2 million, and a $1.4 million loss on the sale of the subsidiary. See Note 6 (Discontinued Operations) to the Consolidated Financial Statement for further information.

Business Segment Results

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with the guidance as codified within ASC 280, and accordingly, we have restated the segment information for the prior periods presented in our financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass and Integrated Browser, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV EclipsePlus and Eclipse products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and our PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with ASC 360, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

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

Middleware Solutions

Revenues and contribution margin of our middleware solutions segment were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Royalties and licenses	$81.4	$71.1	$68.7	$10.3	14%	$2.4	3%
Services and other	27.7	32.1	29.0	(4.4)	(14%)	3.1	11%

Total middleware solutions	$109.1	$103.2	$97.7	$5.9	6%	$5.5	6%

As percentage of total revenues	91%	89%	89%

Contribution margin—middleware solutions	$41.8	$40.8	$32.1	$1.0	2%	$8.7	27%

2009 versus 2008. Total revenues from the middleware solutions segment in 2009 increased $5.9 million, or 6%, to $109.1 million.

Royalties and licenses revenues from set-top box shipments and other product sales accounted for 75% and 69% of segment revenues for the years ended December 31, 2009 and 2008, respectively. Royalties and licenses revenues from the middleware solutions segment for 2009 increased $10.3 million, or 14%, to $81.4 million. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $16.3 million, or 19%, of our total worldwide royalties and licenses revenues for 2009. BSkyB royalties and licenses revenues for 2009 decreased by $1.7 million compared to 2008 primarily as a result of a volume-based price reduction that became effective as of January 1, 2009, which was partially offset by increased deployments of our products. As described above, this volume-based price reduction may negatively impact the overall level of revenues that we generate from BSkyB in the future. Royalties and licenses revenues from EchoStar for 2009 increased by $2.0 million compared to 2008 primarily due to the late receipt of a royalty report during the first quarter of 2009 for set-top boxes that were shipped during 2008 but not previously reported to us. Royalties and licenses revenues from Portugal Telecom and TV Cabo increased $0.9 million and $1.7 million, respectively, in 2009 compared to 2008; both of these operators launched in 2008 and we received their initial royalty reports during the fourth quarter of 2008. Royalties and licenses revenues from Multichoice Africa increased $4.0 million for 2009 compared to 2008 as a result of an increase in deployments of set-top boxes containing our software and revised royalty reports received during the quarter from two set-top box manufacturers who supply set-top boxes to Multichoice Africa, which reported additional shipments of set-top boxes containing our software. Royalties and licenses revenues from UGC increased $2.8 million for 2009 compared to 2008 primarily due to an accumulation of inventory of set-top boxes containing our PVR software in 2008 which resulted in a decrease in orders of new set-top boxes by that customer during the period. Royalties and licenses revenues from HOT Telecom, SKY Network Television and Sky Italia increased $1.6 million, $0.6 million and $1.5 million, respectively, in 2009 compared to 2008 primarily due to increased deployments of set-top boxes containing our software. Royalties and licenses revenues from Bell TV increased $0.8 million for 2009 compared to 2008 primarily due to an increase in deployments of set-top boxes containing our software. Royalties and licenses revenues from Austar decreased by $1.5 million during 2009 compared to 2008 due to lower volumes of set-top box deployments and the late receipt of a royalty report in the first quarter of 2008 for set-top boxes that were shipped during 2007 but not previously reported to us. Royalties and licenses revenues from Reliance decreased by $2.5 million primarily due to the one-time license fee for enterprise software received from Reliance in 2008 and lower volumes of set-top box deployments during 2009. Royalties and licenses revenues from Panasonic decreased $1.4 million for 2009 compared to 2008 primarily as a result of a volume-based price reduction for our OpenTV Integrated Browser product that became effective during the second half of 2008 and lower volumes of set-top box deployments during 2009. Royalties and licenses revenues from JCOM decreased $0.5 million for 2009 compared to 2008 primarily due to a change in the timing of the delivery of royalty reports for our OpenTV

Integrated Browser product that resulted in an additional royalty report being delivered in 2008. Royalties and licenses revenues from other customers accounted for a net increase of $2.0 million compared to 2008 due to higher volumes of set-top box shipments by these customers.

Services and other revenues accounted for 25% and 31% of segment revenues for 2009 and 2008, respectively. Services and other revenues from the middleware solutions segment for 2009 decreased $4.4 million, or 14%, to $27.7 million. As described under “Services and other” in “Revenues” above, services and other revenues from Numericable, Digiturk, Multichoice Africa, Reliance, Austar, Ziggo and BSkyB decreased $1.7 million, $0.9 million, $0.9 million, $0.8 million, $0.6 million, $0.5 million and $0.4 million, respectively, primarily due to a decrease in professional services engagements with those customers during 2009 compared to 2008. These decreases were partially offset by increases of $1.2 million, $1.1 million, $0.7 million and $0.7 million in services and other revenues from FOXTEL, SKY Perfect, NTV Plus and NewICo, respectively, as a result of an increase in professional services engagements with those customers. The remaining decrease of $2.3 million resulted from a $1.6 million decrease in maintenance and support revenues and a decrease of $0.7 million in professional services revenues from other customers compared to 2008.

Middleware solutions costs consist primarily of personnel and personnel-related support costs and consulting and subcontractor costs associated with professional services engagements. Total contribution margin for the middleware solutions segment for 2009 was $41.8 million compared to $40.8 million in 2008. Revenues generated in this segment increased $5.9 million which was offset by an increase of $3.6 million in consulting and subcontractor costs, an increase of $1.0 million in provision for service contracts that are in a loss position as a result of changes in cost estimates impacting some of our professional services engagements, an increase of $2.3 million in personnel and personnel-related support costs, an increase of $0.1 million in cost of materials supplied to customers, and an increase of $0.1 million in marketing expenses. These increases in expenses were partially offset by an additional $1.1 million of project costs that were recorded as deferred costs for 2009, a $1.1 million decrease in connection with a customer settlement for which we accrued $0.7 million in 2008 and received a $0.4 million contribution from our insurance company during 2009, and a decrease of $0.1 million in revenue share payments.

2008 versus 2007. Total revenues from the middleware solutions segment in 2008 increased $5.5 million, or 6%, to $103.2 million.

Royalties and licenses revenues from the middleware solutions segment increased $2.4 million, or 3%, to $71.1 million in 2008 and accounts for the majority of our overall revenues. Royalties and licenses revenues from set-top box shipments and other product sales accounted for 69% and 70% of segment revenues for the years ended December 31, 2008 and 2007, respectively. As described under “Royalties and licenses” in “Revenues” above, BSkyB, directly and indirectly through our set-top box manufacturer customers who sell set-top boxes to BSkyB, accounted for $17.9 million, or 23%, of our total worldwide royalties and licenses revenues for 2008. BSkyB royalties and licenses revenues increased by $0.7 million compared to 2007, primarily as a result of increased deployments by BSkyB of our software products, particularly our PVR software. Royalties and licenses revenues from Reliance, which we started to receive in 2008 through our license and distribution agreement with Nagravision, totaled $6.1 million in 2008 and was comprised of royalty payments and a one-time license fee for our enterprise software. Royalties and licenses revenues from NET increased by $2.1 million compared to 2007, which reflected increased deployments of middleware-related products by this customer. Royalties and licenses revenues from Multichoice Africa increased by $1.8 million compared to 2007 primarily due to an upgrade by this customer to our latest OpenTV Core2 middleware product in 2008 and higher volumes of deployments of set-top boxes containing this product. Royalties and licenses revenues increases were partially offset by lower royalties and licenses revenues of $7.4 million from UGC. During the fourth quarter of 2007, we amended some of the commercial and other terms of our license agreement with UGC and, in addition, delivered the final remaining licensed products, which allowed us to recognize $6.0 million of revenue that had been deferred since 2004. In addition, during 2008, UGC maintained an inventory of set-top-boxes containing our software, which negatively impacted new shipments to this customer for which we would receive royalties. Royalties and licenses revenues from EchoStar, including DISH Network and EchoStar Technologies LLC, decreased $3.4 million compared to 2007. The decrease was primarily due to reduced deployments by DISH Network of set-top boxes containing our software, as well as the late receipt of a royalty report from EchoStar during the first quarter of 2009 for set-top boxes that were shipped during 2008. Royalties and licenses revenues from JCOM decreased $0.8 million compared to 2007 as the prior year period included a royalty prepayment for deployments of our video-on-demand product. Royalties and licenses revenues from Bell TV declined $0.5 million compared to 2007. This decrease was primarily due to an amendment to our license agreement with Bell TV entered into during the first quarter of 2007 that converted the pricing model from an upfront royalty to a recurring subscription fee per set-top box, payable over the term of the customer’s use of the set-top box incorporating our middleware. We expect the cumulative per set-top box subscription fees paid by Bell TV over the expected period of use of the set-top box to more than compensate for the relative difference between the amount of the prior upfront royalty and the recurring subscription fee. Royalties and licenses revenues from other customers accounted for a net increase of $3.8 million compared to 2007 due to higher volumes of deployments of our product.

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

Advertising Solutions

Revenues and contribution margin of our advertising solutions segment were as follows (in millions, except percentages):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Royalties and licenses	$2.6	$6.0	$5.0	$(3.4)	(57%)	$1.0	20%
Services and other	8.3	7.3	7.3	1.0	14%	—	—%

Total advertising solutions revenues	$10.9	$13.3	$12.3	$(2.4)	(18%)	$1.0	8%

As percentage of total revenues	9%	11%	11%

Contribution margin—advertising solutions	$—	$1.0	$(0.4)	$(1.0)	100%	$1.4	350%

2009 versus 2008. Total revenues from the advertising solutions segment in 2009 decreased $2.4 million, or 18%, to $10.9 million.

Royalties and licenses revenues from the advertising solutions segment in 2009 decreased $3.4 million, or 57%, to $2.6 million. As described under “Royalties and licenses” in “Revenues” above, royalties and licenses revenues from Time Warner Cable and Comcast decreased $2.3 million and $0.6 million, respectively, compared to 2008 primarily due to a new pricing model that became effective as of January 1, 2009 as part of an upgrade sold to those customers for our latest EclipsePlus product. This pricing model includes a one-time, upfront license fee that is typically recognized over the term of the contract as compared to our prior pricing model under which we recognized recurring license fees as received. Royalties and licenses revenues from other customers accounted for a net decrease of $0.5 million compared to 2008 due to decreased deployments of our products.

Services and other revenues from the advertising solutions segment in 2009 increased by $1.0 million, or 14%, to $8.3 million. Maintenance and support revenues increased by $2.3 million due to growth in the subscriber base of customers of our EclipsePlus software product in the United States. The increase was partially offset by a decrease of $1.3 million in services and other revenues from Comcast due to a decrease in professional services engagements.

Total contribution margin for the advertising solutions segment for 2009 decreased $1.0 million, or 100%, to breakeven compared to $1.0 million gain in 2008 primarily as a result of a $2.4 million decrease in revenues, the impact of a reversal of a $0.2 million previously accrued liability during 2008, partially offset by a decrease of $1.1 million in personnel and personnel-related support costs and a decrease of $0.5 million in consulting and subcontractor costs.

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

Reconciliation of Contribution Margin to Net Income (Loss)

Total contribution margin reconciled to net income (loss) on a GAAP basis was as follows (in millions):

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008		2008 versus 2007
Total contribution margin	$41.8	$41.8	$31.7	$—	0%	$10.1	32%
Unallocated corporate overhead	(25.0)	(24.1)	(23.4)
Restructuring and impairment costs	(0.2)	(0.6)	(0.3)
Depreciation and amortization	(4.4)	(4.2)	(3.8)
Amortization of intangible assets	(1.3)	(3.3)	(5.9)
Share-based and non-cash compensation	(3.0)	(2.5)	(3.4)
Interest income	0.5	2.2	3.2
Other income	(0.7)	1.6	2.8
Impairment of intangible assets	—	(0.8)	—

Profit before income taxes	7.7	10.1	0.9
Income tax expense	1.5	0.5	1.2

Net income (loss) from continuing operations	6.2	9.6	(0.3)
Net loss from discontinued operations	—	—	(4.9)

Net income (loss)	6.2	9.6	(5.2)
Less: Net income attributable to the noncontrolling interest	—	—	—

Net income (loss) attributable to OpenTV	$6.2	$9.6	$(5.2)

Deferred Revenue

When we apply our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred, principally in accordance with ASC 985-605, ASC 605-35 and SAB 104. In order to determine current and deferred revenue, we make judgments and estimates with regard to future product and services deliverables and the appropriate valuation for those deliverables.

Some of our contractual arrangements with our customers involve multiple elements that impact the timing of recognition of revenues received from such customers, including, for example, our arrangements with Essel Group (which operates the DishTV network in India), FOXTEL in Australia and Comcast and Time Warner in the United States. At the time that a multiple-element arrangement is entered into, we make a determination as to whether vendor specific objective evidence, or VSOE, of fair value exists for each of the elements involved in the arrangement. To the extent VSOE of fair value does not exist for any undelivered elements, then all or portions of the amounts that we invoice under the applicable arrangement are generally deferred and recognized as revenue over time. For example, some of our arrangements provide for the delivery of future specified products and services, for which VSOE of fair value does not exist. In addition, some of our contracts include maintenance and support offerings, for which VSOE of fair value does not exist. In instances where VSOE of fair value for maintenance and support does not exist, we will generally recognize all revenues from the arrangement either over the remaining contractual period of support or over the remaining period during which maintenance and support is expected to be provided, once all other specified deliverables have been delivered. In instances where VSOE of fair value for maintenance and support exists and there are future specified products and services for which VSOE of fair value does not exist, we will generally recognize all revenues upon the final delivery of the future specified products and services, except for the fair value of the revenues relating to the remaining undelivered maintenance and support, which will be recognized over the remaining period of support.

As of December 31, 2009, we recorded a balance of $39.8 million in deferred revenue compared with $33.2 million as of December 31, 2008. Based on our current estimates, we expect the following recognition of this deferred revenue balance (in millions):

Year Ending December 31,	Expected Recognition of Deferred Revenue
2010	$26.5
2011	5.3
Thereafter	8.0

$39.8

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

Our primary source of cash from operations is royalty payments from customers. The primary uses of cash are personnel and personnel-related costs, subcontractor and consulting costs, facilities costs, and capital expenditures. In February 2008, we received $14.3 million in cash from Liberty Media after the expiration of the indemnity period specified in the stock purchase agreement between Liberty Media and Kudelski. As described in this Annual Report on Form 10-K, on February 24, 2010 we announced the redemption of all of our outstanding Class A ordinary shares (other than shares owned by Kudelski and two of its subsidiaries). We intend to complete the redemption on March 26, 2010. We estimate that it will cost us approximately $24.9 million to complete the redemption, which will come from our existing cash balances.

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

The mix of cash and short-term and long-term securities was as follows, which may change in the future as we make decisions regarding the composition of our investment portfolio (in millions, except percentages):

	December 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$72.0	$93.9	$(21.9)	(23%)
Short-term marketable debt securities	36.6	7.7	28.9	375%
Long-term marketable debt securities	9.9	1.2	8.7	725%

Total portfolio	$118.5	$102.8	$15.7	15%

	Year Ended December 31,			Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
Cash provided by operating activities for continuing operations	$20.5	$14.2	$16.2	$6.3	$(2.0)
Cash provided by (used in) investing activities for continuing operations	$(42.4)	$10.5	$(9.9)	$(52.9)	$20.4
Cash provided by (used in) financing activities for continuing operations	$(0.5)	$12.5	$4.2	$(13.0)	$8.3

Cash provided by operating activities

2009 versus 2008. The increase of $6.3 million in net cash provided by operating activities during 2009 compared to 2008 was primarily attributable to an $8.1 million increase in the changes in accounts receivable. This increase primarily reflects the effect of additional collection efforts we undertook during 2009. We also experienced an increase of $1.6 million in the changes in accounts payable, and we accrued a liability of $1.8 million under accrued liabilities as of December 31, 2009 in respect of potential exposure for state and local sales taxes for sales of our software products to customers located in the United States. These were partially offset by a decrease of $3.4 million in net income, a net decrease of $1.7 million in balances from non-cash items, and a decrease of $1.8 million in the changes in deferred revenue. Changes of other current assets and liabilities accounted for a net increase of $1.7 million.

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

Cash provided by (used in) investing activities

2009 versus 2008. The decrease of $52.9 million in net cash provided by (used in) investing activities during 2009 compared to 2008 primarily represented additional investments of $44.7 million in marketable debt securities and a decrease of $6.9 million in proceeds from the sales of marketable debt securities. In addition, we received $1.9 million more during 2008 than during 2009 from the sale of a cost investment. These decreases were partially offset by a $0.5 million reduction in capital expenditures during 2009 compared to 2008.

2008 versus 2007. The increase of $20.4 million in net cash used in investing activities for continuing operations during 2008 compared to 2007 reflects an increase of $20.5 million in net proceeds from the sales of marketable debt securities and $2.0 million in cash received from the sale of a cost investment, which were partially offset by an increase of $1.8 million in capital expenditures and $0.2 million used for the acquisition of Ruzz TV, net of cash acquired.

Cash provided by (used in) financing activities

2009 versus 2008. The decrease of $13.0 million in net cash provided by (used in) financing activities during 2009 compared to 2008 was primarily due to the $14.3 million capital contribution received from Liberty Media in February 2008, which was partially offset by an increase of $0.2 million of proceeds received from employee stock option exercises and a decrease of $1.1 million of cash used to repurchase our Class A ordinary shares during 2009, compared to 2008.

2008 versus 2007. The increase of $8.3 million in net cash provided by financing activities during 2008 compared to 2007 was primarily due to an increase of $8.9 million in capital contribution received from Liberty Media in 2008 compared to 2007 in connection with its sale of shares to Kudelski. The increase was partially offset by a decrease of $0.3 million in proceeds received in 2008 from employee stock option exercises. During 2008, we paid $0.5 million to repurchase restricted Class A ordinary shares held by employees in order to satisfy applicable withholding taxes upon lapsing of the restrictions on such shares. During 2007, we repurchased 1,150,000 stock options for $0.2 million from a former executive officer in connection with his departure.

Commitments and Contractual Obligations

Information as of December 31, 2009 concerning the amount and timing of required payments under our contractual obligations is summarized below (in millions):

	Total	Due in 2010	Due in 2011- 2012	Due in 2013- 2014	Due in 2015 or after
Operating leases obligations	$20.2	$5.2	$9.1	$5.6	$0.3
Noncancellable purchase obligations	0.1	0.1	—	—	—

Total contractual obligations	$20.3	$5.3	$9.1	$5.6	$0.3

In the ordinary course of business, we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of December 31, 2009 were $0.1 million for the year ending December 31, 2010, and insignificant for the year ending December 31, 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2009, we had two standby letters of credit aggregating approximately $0.7 million which were issued to landlords of our leased properties which we vacated in the second quarter of 2005. We pledged a deposit account containing approximately $0.7 million, which was included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

The following table presents the hypothetical changes in fair values in our portfolio of investment securities with original maturities greater than 90 days as of December 31, 2009 using a model that assumes immediate sustained parallel changes in interest rates across the range of maturities (in thousands):

	Fair Value as of December 31, 2009	Valuation of Securities if Interest Rates Decrease 1%	Valuation of Securities if Interest Rates Decrease 0.5%	Valuation of Securities if Interest Rates Increase 1%	Valuation of Securities if Interest Rates Increase 2%
Marketable debt securities	$46,463	$46,710	$46,592	$46,196	$45,931

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

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries. We incur a substantial majority of our expenses, and earn most of our revenues, in United States dollars. Although a majority of our worldwide customers are invoiced and make payments in United States dollars, some of our customer contracts provide for payments to be remitted in local currency. As of December 31, 2009, we held approximately $6.8 million of various foreign currencies as a result of our worldwide operations.

We have a foreign currency exchange exposure management policy. The policy permits the use of foreign currency forward exchange contracts and foreign currency option contracts and the use of other hedging procedures in connection with hedging foreign currency exposures. The policy requires that the use of derivatives and other procedures qualify for hedge treatment under the guidance as codified within ASC Topic 815, “Derivatives and Hedging.” During the year ended December 31, 2009, we did not use foreign currency forward exchange contracts, options in hedging foreign currency exposures, or other hedging procedures. However, we regularly assess our foreign currency exchange rate risk that results from our global operations, and we may in the future elect to make use of appropriate hedging strategies.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management carried out an evaluation as of December 31, 2009 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2009.

b. Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

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

d. Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OpenTV Corp.

We have audited OpenTV Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). OpenTV Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on OpenTV Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, OpenTV Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries as of December 31, 2009 and, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. Our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March 15, 2010

Item 9B.	Other information

On November 4, 2009, we held our annual meeting of shareholders for the purpose of:

•	Electing nine directors to our board of directors;

•	Ratifying our board of directors’ selection of Grant Thornton LLP as our independent registered public accountants for our 2009 fiscal year; and

•	Voting upon a shareholder proposal concerning a Dutch Auction Tender Offer to repurchase at least $30 million of our Class A ordinary shares from our shareholders.

Each of the following individuals was elected to our board of directors to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified or until their earlier death or resignation:

Nominee	Votes For	Votes Withheld
Nigel (Ben) Bennett	343,920,632	24,876,343
Joseph Deiss	348,161,225	20,635,750
Lucien Gani	336,272,653	32,524,322
André Kudelski	334,935,060	33,861,915
Jerry Machovina	350,946,477	17,850,498
Alex Osadzinski	344,977,409	23,819,566
Pierre Roy	337,582,860	31,214,115
Mauro Saladini	337,610,395	31,186,580
Claude Smadja	336,336,693	32,460,282

The following proposal was also approved at our 2009 annual meeting of shareholders:

Ratification of the appointment of Grant Thornton LLP as independent auditors for OpenTV Corp. for the year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained
367,475,706	296,324	1,024,944

The following proposal was rejected at our 2009 annual meeting of shareholders:

A shareholder proposal concerning a Dutch Auction Tender Offer to repurchase at least $30 million of our Class A ordinary shares from our shareholders.

Votes For	Votes Against	Votes Abstained
17,346,864	332,862,943	46,507

No other matters were submitted to shareholders for a vote.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the sections entitled “Information Concerning Our Current Directors and Executive Officers” and “Corporate Governance and Board Matters” in the definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

(a)(1) Financial Statements Included in Part II of this Report:

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(3) Exhibits

2.1	Asset Purchase Agreement, dated as of September 7, 2005, by and among OpenTV Corp., OpenTV Advertising Holdings, Inc., CAM Systems, L.L.C., StarNet, L.P., StarNet Management, L.L.C., H. Chase Lenfest, H.F. Lenfest and HCL Family Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on September 9, 2005).

3.1	Amended and Restated Memorandum of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 30, 2006).

3.2	Articles of Association of OpenTV Corp. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 15, 2007 (the “2006 10-K”)).

4.1	Specimen Certificate for Class A ordinary shares of OpenTV Corp. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 (the “First F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 10, 1999).

10.1	Form of Indemnification Agreement for directors and officers of OpenTV Corp. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 16, 2005 (the “2004 10-K”)).

10.2†	OpenTV Corp.’s Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 20-F of OpenTV Corp. for the year ended December 31, 2000 (the “2000 20-F”).

10.3†	OpenTV Corp.’s Amended and Restated 1999 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 3 (the “Third F-1 Amendment”) to the F-1 Registration Statement, as filed with the Securities and Exchange Commission on November 19, 1999).

10.4	Shareholder’s Agreement among OTV Holdings Limited, OpenTV Corp. and Sun TSI Subsidiary, Inc. dated October 23, 1999 (incorporated by reference to Exhibit 10.4 to the Third F-1 Amendment).

10.5	Trademark License Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.5 to the Third F-1 Amendment).

10.6	Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated March 20, 1998 (incorporated by reference to Exhibit 10.6 to the Third F-1 Amendment).

10.7	First Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Third F-1 Amendment).

10.8	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective July 1, 1996 (incorporated by reference to Exhibit 10.10 to the Third F-1 Amendment).

10.9	Source Code License and Binary Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. effective April 1, 1998 (incorporated by reference to Exhibit 10.9 to the Third F-1 Amendment).

10.10	OpenTV’s Amended and Restated 2000 Exchange Plan (incorporated by reference to Exhibit 10.1 to the Form 6-K of OpenTV Corp., as filed with the Securities and Exchange Commission on August 30, 2000).

10.11	Third Amendment to Technology License and Distribution Agreement between Sun Microsystems, Inc. and OpenTV, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.33 to the 2006 10-K).

10.12†	OpenTV’s 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of OpenTV Corp. (File No. 333-74026), as filed with the Securities and Exchange Commission on November 27, 2001).

10.13	License Agreement for OpenTV Interactive Applications and Enterprise and Network Solutions, dated as of August 16, 2002 by and among OpenTV, Inc., MultiChoice Africa Limited and MIH Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on February 4, 2003).

10.14†	OpenTV Corp. 2003 Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 of OpenTV Corp. (File No. 333-102944), as filed with the Securities and Exchange Commission on April 25, 2003).

10.15†	Form of Incentive Stock Option Agreement for OpenTV Corp. Amended and Restated 1999 Share Option/Share Issuance Plan. (incorporated by reference to Exhibit 10.25 to the 2004 10-K).

10.16†	Form of Nonstatutory Stock Option Agreement for OpenTV Corp. 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.26 to the 2004 10-K).

10.17†	Form of Incentive Stock Option Agreement for OpenTV Corp. 2003 Incentive Plan. (incorporated by reference to Exhibit 10.27 to the 2004 10-K).

10.18†	OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Annex A to the 2005 Proxy Statement on Schedule 14A of OpenTV Corp., as filed with the Securities and Exchange Commission on October 14, 2005).

10.19†	Form of Incentive Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on December 21, 2005 (the “2005 S-8”)).

10.20†	Form of Non-Qualified Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.4 to the 2005 S-8).

10.21†	Form of Independent Director Stock Option Agreement for OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.5 to the 2005 S-8).

10.22†	Form of Restricted Share Agreement for the 2007 Management Bonus and Equity Issuance Plan under the OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of OpenTV Corp., as filed with the Securities and Exchange Commission on August 27, 2007 (the “2007 S-8”)).

10.23†	Form of Restricted Share Agreement for December 2007 restricted share grants under the OpenTV Corp. 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 14, 2007).

10.24†	Offer Letter to Shum Mukherjee dated May 27, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on May 31, 2005).

10.25†	Separation Agreement dated as of June 27, 2007 between OpenTV Corp. and James Chiddix (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on July 3, 2007).

10.26†	Letter Agreement with Nigel W. Bennett dated December 10, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on December 14, 2007).

10.27†	Employment Agreement with Nigel W. Bennett dated November 5, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on November 6, 2008).

10.28†	Form of Restricted Share Agreement with Nigel W. Bennett relating to restricted shares granted pursuant to Mr. Bennett’s Employment Agreement dated November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on November 6, 2008).

10.29†	Form of Offer Letter entered into with Senior Vice Presidents (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K of OpenTV Corp., as filed with the Securities and Exchange Commission on March 10, 2009 (the “2008 10-K”)).

10.30†	Form of Letter Agreement relating to Section 409A of the Internal Revenue Code entered into with Shum Mukherjee, Mark Beariault and Tracy Geist on December 19, 2008 (incorporated by reference to Exhibit 10.34 to the 2008 10-K).

10.31	Registration Rights Agreement dated as of September 7, 2005 by and among OpenTV Corp., CAM Systems, L.L.C. and StarNet, L.P. (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q of OpenTV Corp. for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 7, 2005).

10.32	Letter Agreement dated February 10, 2006 between OpenTV Corp. and Liberty Media Corporation (incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K of OpenTV Corp., as filed with the Securities and Exchange Commission on February 13, 2006).

10.33	Office Lease dated as of June 18, 2009 between OpenTV, Inc. and VNO Patson Sacramento LP (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of OpenTV Corp., as filed with the Securities and Exchange Commission on August 7, 2009).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENTV CORP.

Dated: March 15, 2010	/s/ NIGEL W. BENNETT
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

Name	Title	Date

/s/ ANDRÉ KUDELSKI André Kudelski	Chairman of the Board of Directors	March 15, 2010

/s/ NIGEL W. BENNETT Nigel W. Bennett	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ PAUL AUVIL Paul Auvil	Director	March 11, 2010

/s/ JOSEPH DEISS Joseph Deiss	Director	March 15, 2010

/s/ LUCIEN GANI Lucien Gani	Director	March 12, 2010

/s/ JERRY MACHOVINA Jerry Machovina	Director	March 11, 2010

ALEX OSADZINSKI Alex Osadzinski	Director	March 12, 2010

/s/ PIERRE ROY Pierre Roy	Director	March 12, 2010

/s/ MAURO SALADINI Mauro Saladini	Director	March 12, 2010

/s/ CLAUDE SMADJA Claude Smadja	Director	March 12, 2010

/s/ SHUM MUKHERJEE Shum Mukherjee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

PART IV

OPENTV CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OpenTV Corp.

We have audited the accompanying consolidated balance sheets of OpenTV Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpenTV Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OpenTV Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March 15, 2010

OPENTV CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$72,041	$93,887
Short-term marketable debt securities	36,561	7,768
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $1,076 at December 31, 2009 and 2008, respectively	28,639	27,275
Prepaid expenses and other current assets	6,391	4,628

Total current assets	143,632	133,558
Long-term marketable debt securities	9,902	1,178
Property and equipment, net	8,297	7,974
Goodwill	95,730	95,250
Intangible assets, net	7,184	8,519
Other assets	2,813	2,471

Total assets	$267,558	$248,950

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,144	$2,287
Accrued liabilities	17,671	17,602
Accrued restructuring	221	238
Deferred revenue	26,462	16,130

Total current liabilities	47,498	36,257
Accrued liabilities, net of current portion	2,568	1,160
Accrued restructuring, net of current portion	1,060	1,146
Deferred revenue, net of current portion	13,299	17,092

Total liabilities	64,425	55,655
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preference shares, no par value, 500,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value, 500,000,000 shares authorized; 107,986,419 and 108,385,176 shares issued and outstanding, including treasury shares, at December 31, 2009 and 2008, respectively	2,235,353	2,234,687
Class B ordinary shares, no par value, 200,000,000 shares authorized; 30,206,154 shares issued and outstanding at December 31, 2009 and 2008	35,953	35,953
Additional paid-in capital	517,256	515,506
Treasury shares at cost, zero and 523,647 shares at December 31, 2009 and 2008, respectively	—	(623)
Accumulated other comprehensive loss	(1,600)	(2,163)
Accumulated deficit	(2,584,254)	(2,590,496)

Total shareholders’ equity	202,708	192,864
Noncontrolling interest	425	431

Total equity	203,133	193,295

Total liabilities and equity	$267,558	$248,950

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Royalties and licenses	$84,032	$77,133	$73,735
Services and other	35,980	39,341	36,242

Total revenues	120,012	116,474	109,977
Cost of revenues:
Royalties and licenses	3,654	4,994	5,115
Services and other	42,280	39,059	42,944

Total cost of revenues	45,934	44,053	48,059

Gross profit	74,078	72,421	61,918
Operating expenses:
Research and development	35,971	34,400	32,718
Sales and marketing	8,073	9,371	10,829
General and administrative	21,655	20,299	21,563
Restructuring and impairment costs	154	575	267
Amortization of intangible assets	250	734	1,618
Impairment of intangible assets	—	767	—

Total operating expenses	66,103	66,146	66,995

Profit (loss) from operations	7,975	6,275	(5,077)
Interest income	467	2,230	3,195
Other income (expense)	(734)	1,581	2,824

Profit from continuing operations, before tax	7,708	10,086	942
Income tax expense	1,466	473	1,248

Profit (loss) from continuing operations, net of tax	6,242	9,613	(306)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1,091)
Impairment of assets of discontinued operations, net of tax	—	—	(3,764)

Net loss from discontinued operations	—	—	(4,855)

Net income (loss)	6,242	9,613	(5,161)
Less: Net income attributable to the noncontrolling interest	(6)	(20)	(35)

Net income (loss) attributable to OpenTV	$6,236	$9,593	$(5,196)

Net income (loss) attributable to OpenTV per share from continuing operations, basic	$0.05	$0.07	$—
Net loss attributable to OpenTV per share from discontinued operations, basic	—	—	(0.04)

Net income (loss) attributable to OpenTV per share, basic	$0.05	$0.07	$(0.04)

Net income (loss) attributable to OpenTV per share from continuing operations, diluted	$0.04	$0.07	$—
Net loss attributable to OpenTV per share from discontinued operations, diluted	—	—	(0.04)

Net income (loss) attributable to OpenTV per share, diluted	$0.04	$0.07	$(0.04)

Shares used in per share calculation, basic	138,108,085	139,496,297	139,012,431

Shares used in per share calculation, diluted	138,729,962	140,211,084	139,012,431

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

					Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2006	107,906,960	$2,235,495	30,631,746	$35,953	$491,630	$(38)	$(261)	$(2,594,948)	$167,831
Share options exercised	275,906	303	—	—	18	—	—	—	321
Share-based and non-cash employee and director compensation, including stock options and restricted share grants	2,291,482	159	—	—	3,223	—	—	—	3,382
Shares issued in exchange for OpenTV, Inc. shares	34,000	—	—	—	63	—	—	—	63
Conversion of Class B shares to Class A shares	425,592	—	(425,592)	—	—	—	—	—	—
Capital contribution from the former controlling shareholder	—	—	—	—	5,395	—	—	—	5,395
Share options repurchased	—	—	—	—	(167)	—	—	—	(167)
Treasury shares repurchased	—	—	—	—	—	(1,305)	—	—	(1,305)
Treasury shares retired	(1,276,327)	(1,343)	—	—	—	1,343	—	—	—
Unrealized gains on investments, net of income taxes	—	—	—	—	—	—	17	—	17	$17
Foreign currency translation gains	—	—	—	—	—	—	103	—	103	103
Net loss	—	—	—	—	—	—	—	(5,161)	(5,161)	(5,161)
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	—	—	—	(35)

Balances, December 31, 2007	109,657,613	2,234,614	30,206,154	35,953	500,162	—	(141)	(2,600,109)	170,479	$(5,076)

Share options exercised	39,464	17	—	—	—	—	—	—	17
Share-based and non-cash employee and director compensation, including stock options and restricted share grants	(60,833)	—	—	—	2,528	—	—	—	2,528
Restricted shares with restrictions lapsed and shares withheld to satisfy applicable withholding tax liabilities	(419,091)	968	—	—	(1,519)	—	—	—	(551)
Shares issued in exchange for OpenTV, Inc. shares	—	—	—	—	2	—	—	—	2
Capital contribution from the former controlling shareholder	—	—	—	—	14,333	—	—	—	14,333
Treasury shares repurchased	—	—	—	—	—	(1,535)	—	—	(1,535)
Treasury shares retired	(831,977)	(912)	—	—	—	912	—	—	—
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	(257)	—	(257)	$(257)
Foreign currency translation losses	—	—	—	—	—	—	(1,765)	—	(1,765)	(1,765)
Net income	—	—	—	—	—	—	—	9,613	9,613	9,613
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	—	—	—	(20)

Balances, December 31, 2008	108,385,176	2,234,687	30,206,154	35,953	515,506	(623)	(2,163)	(2,590,496)	192,864	$7,571

OPENTV CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(In thousands, except share amounts)

					Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Share options exercised	191,853	217	—	—	—	—	—	—	217
Share-based and non-cash employee and director compensation, including stock options and restricted share grants	100,000	—	—	—	2,985	—	—	—	2,985
Restricted shares with restrictions lapsed and shares withheld to satisfy applicable withholding tax liabilities	(364,284)	1,072	—	—	(1,548)	—	—	—	(476)
Shares issued in exchange for OpenTV, Inc. shares	197,321	—	—	—	300	—	—	—	300
Excess tax benefits from exercise of stock options	—	—	—	—	13	—	—	—	13
Treasury shares retired	(523,647)	(623)	—	—	—	623	—	—	—
Unrealized losses on investments, net of income taxes	—	—	—	—	—	—	(160)	—	(160)	$(160)
Foreign currency translation gains	—	—	—	—	—	—	723	—	723	723
Net income	—	—	—	—	—	—	—	6,242	6,242	6,242
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	—	—	—	(6)

Balances, December 31, 2009	107,986,419	$2,235,353	30,206,154	$35,953	$517,256	$—	$(1,600)	$(2,584,254)	$202,708	$6,799

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,242	$9,613	$(5,161)
Less: Net income attributable to the noncontrolling interest	(6)	(20)	(35)

Net income attributable to OpenTV	6,236	9,593	(5,196)
Less: Loss from discontinued operations	—	—	(4,855)

Net income (loss) from continuing operations	6,236	9,593	(341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,419	4,193	3,819
Amortization of intangible assets	1,335	3,303	5,888
Share-based compensation	2,983	2,516	3,267
Non-cash employee compensation	2	12	88
Non-cash restructuring costs	19	—	—
Excess tax benefits from exercise of stock options	(13)	—	—
Provision for doubtful accounts	770	511	700
Impairment costs	—	767	—
Gain on sale of cost investment	(120)	(220)	(1,739)
Loss on disposal of fixed assets	36	5	346
Loss on investment in marketable debt securities	—	58	—
Changes in operating assets and liabilities:
Accounts receivable	(2,919)	(11,052)	1,329
Prepaid expenses and other current assets	(1,764)	(1,087)	1,752
Other assets	(343)	(547)	2,737
Accounts payable	1,085	(505)	(1,192)
Accrued liabilities	1,355	(1,682)	1,187
Accrued restructuring	(103)	(796)	(190)
Deferred revenue	7,323	9,088	(1,467)

Net cash provided by operating activities of continuing operations	20,301	14,157	16,184
Net cash provided by operating activities of discontinued operations	—	—	403

Total net cash provided by operating activities	20,301	14,157	16,587
Cash flows from investing activities:
Purchase of property and equipment	(4,705)	(5,198)	(3,378)
Cash used in acquisition, net of cash acquired (Note 5)	—	(228)	—
Proceeds from sale of cost investment	120	1,959	—
Proceeds from disposal of property and equipment	2	—	27
Proceeds from sale of marketable debt securities	13,396	20,334	17,646
Purchase of marketable debt securities	(51,072)	(6,380)	(24,235)

Net cash provided by (used in) investing activities of continuing operations	(42,259)	10,487	(9,940)
Net cash provided by (used in) investing activities of discontinued operations	—	225	(573)

Total net cash provided by (used in) investing activities	(42,259)	10,712	(10,513)
Cash flows from financing activities:
Repurchase of employee stock options	—	—	(167)
Repurchase of restricted shares	(495)	(532)	—
Repurchase of treasury shares	(228)	(1,307)	(1,305)
Capital contribution from the former controlling shareholder	—	14,333	5,395
Proceeds from issuance of ordinary shares	217	17	321
Excess tax benefits from exercise of stock options	13	—	—

Net cash provided by (used in) financing activities of continuing operations	(493)	12,511	4,244
Effect of exchange rate changes on cash and cash equivalents of continuing operations	605	(2,092)	(198)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	(137)

Total effect of exchange rate changes on cash and cash equivalents	605	(2,092)	(335)
Net increase (decrease) in cash and cash equivalents of continuing operations	(21,846)	35,288	10,290
Net decrease in cash and cash equivalents of discontinued operations	—	—	(307)

Net increase in cash and cash equivalents	(21,846)	35,288	9,983
Cash and cash equivalents, beginning of period, of continuing operations	93,887	58,599	48,309
Cash and cash equivalents, beginning of period, of discontinued operations	—	—	307

Cash and cash equivalents, beginning of period	93,887	58,599	48,616
Cash and cash equivalents, end of period, of continuing operations	72,041	93,887	58,599
Cash and cash equivalents, end of period, of discontinued operations	—	—	—

Cash and cash equivalents, end of period	$72,041	$93,887	$58,599

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(940)	$(1,528)	$(1,617)

Non-cash investing and financing activities:
Conversion of exchangeable shares	$300	$2	$63

Retirement of treasury shares	$623	$912	$1,343

The accompanying notes are an integral part of these consolidated financial statements.

OPENTV CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1. Ownership and Business of OpenTV

OpenTV Corp. was formed as an international business company incorporated under the International Business Companies Act of the British Virgin Islands in September 1999 to act as a holding company for OpenTV, Inc., which then became our principal operating subsidiary. As of January 1, 2007, the International Business Companies Act was repealed and we are now governed by the provisions of the BVI Business Companies Act, 2004.

On January 16, 2007, Kudelski SA and certain of its subsidiaries (collectively referred to as “Kudelski”) completed a stock purchase transaction, pursuant to which Kudelski acquired a controlling interest in our company from Liberty Media Corporation (Liberty Media), our former controlling shareholder. We were not a direct party to that transaction. However, we received a total of approximately $19.7 million in cash from Liberty Media in connection with that transaction, which represents the total capital contribution due to us pursuant to an agreement we previously had entered into with Liberty Media in February 2006 that provided for us to receive a portion of any premium received by Liberty Media in any sale of its stake in OpenTV. We also received approximately $0.1 million and $0.4 million during the years ended December 31, 2008 and 2007, respectively, in interest income related to this capital contribution. No further amounts are due to us under the terms of the agreement between us and Liberty Media.

On October 5, 2009, a subsidiary of Kudelski launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission (SEC) in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it would remain neutral as to the tender offer. On November 25, 2009, Kudelski completed the tender offer and acquired 77,668,849 Class A ordinary shares in such tender offer. As of December 31, 2009, Kudelski, directly and indirectly through its subsidiaries, beneficially owns Class A and Class B ordinary shares of our company collectively representing an economic interest of approximately 89% and a voting interest of approximately 96% in our company.

On February 19, 2010, Kudelski, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Act, directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). In its written instructions, Kudelski recommended that we redeem the Class A ordinary shares at a price of $1.55 per share. Pursuant to the BVI Act, upon the receipt of such written instructions from Kudelski and its two subsidiaries we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski SA and two of its subsidiaries, for $1.55 per share. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. In addition, on February 24, 2010, we notified the NASDAQ Stock Market of our intent pursuant to NASDAQ Marketplace Rule 5840(j) to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010. We also intend to file a Form 25 with the SEC in order to effect the voluntary delisting of our Class A ordinary shares on or about March 17, 2010.

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

Discontinued Operations

In December 2007, we completed the sale of Static 2358 Holdings Ltd. (Static), our subsidiary that operated our PlayJam games business (PlayJam). In accordance with the guidance as codified within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360 “Property, Plant, and Equipment” (ASC 360), the financial results of the disposal group have been classified as a discontinued operation. Unless noted otherwise, discussions in the footnotes below pertain to continuing operations.

Note 3. Summary of Significant Accounting Policies

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. On July 1, 2009, the FASB ASC became the official single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the ASC, all existing non-SEC accounting and reporting standards were superseded by the ASC and any accounting literature not included in the ASC is no longer authoritative. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the ASC, provide background information about guidance and provide the basis for conclusion on the changes to the ASC. Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s notes to consolidated financial statements use the new ASC numbering system. The ASC does not change or alter existing GAAP and, therefore, did not otherwise have an impact on our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. We consider all highly liquid instruments with original or remaining maturities of three months or less at the date of purchase and money market funds to be cash equivalents. As of December 31, 2009 and 2008, we had approximately $15.7 million and $38.8 million, respectively, of cash and cash equivalents in financial institutions in foreign jurisdictions, of which $9.8 million and $28.4 million, respectively, were denominated in United States dollars.

Marketable Debt Securities

Our policy is to minimize risk by investing in investment grade securities which earn returns based on current interest rates.

We classify all marketable debt securities as available-for-sale in accordance with the guidance as codified within ASC Topic 320, “Investments—Debt and Equity Securities” (ASC 320). Accordingly, our marketable debt securities are carried at fair value as of the balance sheet date. Short-term marketable debt securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable debt securities have remaining maturities at the balance sheet date of greater than one year.

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

We determined the fair value of our financial instruments according to the guidance as codified within the ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC 820). The guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Our available for sale marketable debt securities are measured at fair value using Level 1 and Level 2 inputs.

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

Goodwill and Intangible Assets

In accordance with the guidance as codified within ASC Topic 350, “Intangibles—Goodwill and Other” (ASC 350), we review our goodwill for impairment annually, or more frequently if facts and circumstances warrant a review. The provisions of ASC 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. In this case, the implied fair value of the reporting unit’s goodwill is determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2009 and determined that there was no impairment.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with ASC 360.

Intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from four to thirteen years.

In April 2008, the FASB issued guidance as codified within ASC Subtopic 350-30 “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

Long-Lived Assets

We account for long-lived assets according to the guidance as codified within ASC 360, which requires us to review for the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We recognized an intangible asset impairment loss of $0.8 million for the year ended December 31, 2008.

Revenue Recognition

We derive revenue from two primary sources: (i) royalties and licenses and (ii) services and other.

Royalties and licenses. In accordance with the guidance as codified within ASC Subtopic 985-605 “Software—Revenue Recognition” (ASC 985-605), we generally recognize royalties in the case of upfront royalty arrangements upon the notification of initial shipment, deployment or activation of our software; in the case of usage or subscription-based arrangements, we generally recognize royalties on a periodic basis, usually monthly or quarterly, based upon the number of copies of our software reported as active or in use for the relevant period. Royalty revenue is considered to be fixed or determinable as reported and is further subject to the existence of a signed contract and probable collection of the resulting receivable. We generally recognize license fees if a signed contract exists, delivery of the relevant software has occurred, the fee is fixed or determinable and collection of the resulting receivable is probable. For non-refundable prepaid royalties, we generally recognize revenue upon delivery of our software, provided that all other requirements of ASC 985-605 have been met.

Services and other. Professional services revenues related to software development contracts and arrangements for customization and implementation support are generally recognized using contract accounting and the percentage of completion basis in accordance with the of the guidance as codified within ASC Subtopic 605-35 “Revenue Recognition—Construction-Type and Production-Type Contracts” (ASC 605-35). If a revenue contract involves the provision of multiple elements, total estimated contract revenues are allocated to each element based on the relative fair value of each element. In the event that fair value is not determinable for each element of a multiple-element contract, the contract is considered to be one accounting unit. If it is reasonably assured that no loss will be incurred under the arrangement, we recognize service revenues using the percentage of completion method using a zero-profit methodology until the services subject to contract accounting are complete. If the arrangement includes the future delivery of specified software products, we recognize revenue upon delivery of the services and such specified deliverables based on the completed contract method. If total costs are estimated to exceed the relative fair value for the arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

For contracts with multiple obligations (for example, maintenance and support sold together with other professional services), and for which vendor-specific objective evidence (VSOE) of fair value of the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual method. Generally, we have VSOE of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Payments for maintenance and support are generally made in advance and are non-refundable. VSOE of fair value of the service element is determined based on the price charged when those services are sold separately. For revenue allocated to consulting services and for consulting services sold separately, we recognize revenue as the related services are performed.

Under multiple-element arrangements where the customer receives rights for unspecified products or services when they are made available, we recognize the entire arrangement fee ratably over the term of the arrangement, in the appropriate respective revenue categories. Under multiple-element arrangements where the customer receives rights for specified future products and VSOE of fair value does not exist, we defer all revenue until the earlier of the point at which sufficient VSOE of fair value exists for all undelivered elements, or until all elements of the arrangement have been delivered.

Under multiple-element arrangements where the only undelivered element is maintenance and support and VSOE of fair value does not exist, the entire arrangement fee is recognized ratably over either the contractual maintenance and support period, or the period during which maintenance and support is expected to be provided.

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

Other Revenue Accounting Policies

In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or acting as an agent in the transaction. In determining whether we serve as principal or agent, we follow the guidance as codified within ASC Subtopic 605-45 “Revenue Recognition—Principal Agent Considerations” (ASC 605-45).

In accordance with the guidance as codified within ASC Subtopic 605-50 “Revenue Recognition—Customer Payments and Incentives,” we account for cash consideration given to customers, for which we do not receive a separately identifiable benefit and cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense.

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

Deferred contract costs consist primarily of headcount and headcount-related costs, consulting and subcontractor costs and third party material costs which are considered directly allocable to those arrangements accounted for under the percentage of completion or completed contract method in accordance with ASC 605-35. These costs are accumulated in the same manner as inventory costs, and are charged to operations as the related contract revenues are recognized. If total contract costs are estimated to exceed the estimated contract revenues for an arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers, in accordance with the guidance as codified within ASC Subtopic 985-20 “Software—Costs of Software to Be Sold, Leased, or Marketed.” To date, software development costs incurred in the period between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was not significant. Advertising expense for the year ended December 31, 2007 was $0.3 million.

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

In July 2006, the FASB issued guidance as codified within ASC Topic 740 “Income Taxes” (ASC 740), which requires that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not (i.e. greater than fifty percent probability) to be realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of this guidance, if any, was required to be reflected as an adjustment to the opening balance of retained earnings. On January 1, 2007, we adopted this guidance. The adoption did not result in an adjustment to accumulated deficit.

This guidance also requires expanded disclosures including identification of tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

Share-Based Compensation

We account for share-based compensation according to the guidance as codified within ASC Topic 718, “Compensation—Stock Compensation” (ASC 718), which addresses the accounting for share-based awards transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement generally requires that share-based compensation transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

Share-based compensation expense recognized in the consolidated statement of operations included compensation expense related to share-based compensation awards granted: (i) prior to but not yet vested as of

December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of ASC 718; and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense is based on awards management reasonably believes, based on various criteria, are ultimately expected to vest, it has been reported net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant, based, in part, on employment histories, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Comprehensive Income (Loss)

We account for comprehensive income in accordance with the guidance as codified within ASC Topic 220, “Comprehensive Income.” This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheets. Accordingly, we reported foreign currency translation adjustments and the unrealized gain (loss) on marketable securities in comprehensive income (loss).

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

Noncontrolling Interest

In December 2007, the FASB issued guidance as codified within ASC Topic 810 “Consolidation” (ASC 810). This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements. Upon adoption, we reclassified a noncontrolling interest as a separate component of equity and noncontrolling interest income to net income attributable to noncontrolling interest in our financial statements. In addition, we disclosed the noncontrolling interest component in the comprehensive income footnote as required by this guidance.

Business Combinations

In December 2007, the FASB issued guidance as codified within ASC Topic 805 “Business Combinations” (ASC 805). Under this guidance, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This guidance significantly changes the accounting for business combinations. This guidance also includes a substantial number of new disclosure requirements. In April 2009, the FASB issued further guidance as codified within ASC 805. This guidance addresses application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance applies prospectively to business combinations and assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after commencement of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance as of January 1, 2009 did not have a material impact on our financial statements. However, the adoption of this guidance may cause any future business combinations into which we enter to have a significant impact on our financial statements as compared to our prior acquisitions which were accounted for according to the prior rules under GAAP.

Recent Accounting Pronouncements

Recently Adopted Guidance

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall” (ASC 820-10), for the fair value measurement of liabilities and clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. ASU 2009-05 became effective for interim and annual reporting periods ending after the issuance of this update. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

In May 2009, the FASB issued guidance as codified within ASC Topic 855 “Subsequent Events”. This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC 820-10. This guidance provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC 320. This guidance changes the method for determining whether an other-than-temporary impairment exists for debt securities and the requirements for measurement and presentation of such impairment. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance as codified within ASC Subtopic 825-10, “Fair Value Measurements and Disclosures.” This guidance requires an entity to provide disclosures about the fair value of its financial instruments in interim reporting periods and annual reporting periods. This guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements

In April 2008, the FASB issued guidance as codified within ASC Subtopic 350-30 “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In January of 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 is intended to improve transparency with respect to recurring and nonrecurring fair value measurements through new disclosure requirements for transfers in and out of Level 1 and Level 2 and for activity in Level 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect ASU 2010-06 to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We continue to evaluate the impact of the adoption of ASU 2009-14 on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We continue to evaluate the impact of the adoption of ASU 2009-13 on our financial statements.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) from continuing operations	$6,242	$9,613	$(306)
Net loss from discontinued operations	—	—	(4,855)

	6,242	9,613	(5,161)
Less: Net income attributable to the noncontrolling interest	(6)	(20)	(35)

Net income attributable to OpenTV	$6,236	$9,593	$(5,196)

Denominator—basic:
Basic weighted average shares	138,108,085	139,496,297	139,012,431

Denominator—diluted:
Weighted average shares	138,108,085	139,496,297	139,012,431
Effect of dilutive securities:
Class A ordinary shares issuable upon exercise of stock options	69,085	59,958	—
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	552,792	654,829	—

Diluted weighted average shares	138,729,962	140,211,084	139,012,431

Net income (loss) attributable to OpenTV per share from continuing operations, basic	$0.05	$0.07	$—
Net loss attributable to OpenTV per share from discontinued operations, basic	—	—	(0.04)

Net income (loss) attributable to OpenTV per share, basic	$0.05	$0.07	$(0.04)

Net income (loss) attributable to OpenTV per share from continuing operations, diluted	$0.04	$0.07	$—
Net loss attributable to OpenTV per share from discontinued operations, diluted	—	—	(0.04)

Net income (loss) attributable to OpenTV per share, diluted	$0.04	$0.07	$(0.04)

The following items were not included in the computation of diluted net loss per share because the effect would be anti-dilutive:

	Year Ended December 31,
	2009	2008	2007
Class A ordinary shares issuable upon exercise of stock options	4,805,759	5,347,584	7,609,683
Class A ordinary shares issuable for shares of OpenTV, Inc. Class A common stock (including shares of OpenTV, Inc. Class A common stock issuable upon exercise of stock options)	—	—	671,006

Had such items been included in the calculation of diluted net loss per share, shares used in the calculation would have been increased by approximately 0.9 million in the year ended December 31, 2007.

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

For financial reporting purposes, the purchase price was recorded as approximately $549,000, consisting of the upfront cash payment, direct transaction expenses and contingent consideration. The purchase price was allocated based on fair value as follows (in thousands):

Purchase Price
Tangible net assets acquired	$204
Intangible assets acquired:
Goodwill	345

$549

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

In accordance with guidance as codified within ASC 360, the financial results of the disposal group have been classified as a discontinued operation.

As a result of a reassessment of the carrying value of the long-lived assets of the discontinued operations, in accordance with the guidance as codified within ASC 360 and ASC 350, during the year ended December 31, 2007, we recorded an impairment charge of $3.6 million representing the entire goodwill balance for PlayJam, an impairment charge to property and equipment of $0.2 million, and a $1.4 million loss on the sale of the subsidiary. We determined fair values for purpose of our impairment analysis based on current expectations for the business and the sales price. The assets and liabilities classified as discontinued operations were all disposed of as of December 31, 2007.

The results of operations included in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues—services and other	$—	$—	$5,183
Cost of revenues—services and other	—	—	3,700

Gross profit	—	—	1,483
Research and development	—	—	922
Sales and marketing	—	—	—
General and administrative	—	—	424
Restructuring and impairment costs	—	—	66
Impairment of goodwill	—	—	3,626
Impairment of property and equipment	—	—	138

Loss from operations	—	—	(3,693)
Interest income	—	—	16
Loss on sale of subsidiary	—	—	(1,339)

Loss from discontinued operations before income taxes	—	—	(5,016)
Income tax benefit	—	—	(161)

Net loss from discontinued operations	$—	$—	$(4,855)

During the fourth quarter of 2007, we reduced the workforce of our PlayJam business in the United Kingdom by three employees, resulting in a restructuring provision of $0.1 million for severance that was included as part of results of operations of the discontinued operations. These severance amounts were paid before the related disposal group was sold in December 2007.

The cash flow from discontinued operations, as presented in the consolidated statement of cash flows for the year ended December 31, 2008, represents $0.2 million received as part of the purchase price from the acquiring entity. The cash flows from discontinued operations, as presented in the consolidated statement of cash flows for the year ended December 31, 2007 relate to the operations of PlayJam.

The balance of foreign currency translation adjustments associated with Static was eliminated upon divestiture and included in the loss from discontinued operations.

Note 7. Balance Sheet Components (in thousands)

	December 31, 2009	December 31, 2008
Prepaid expenses and other current assets:
Value added tax	$468	$555
Current deferred tax asset	150	312
Deferred contract costs	3,349	719
Other	2,424	3,042

	$6,391	$4,628

Property and equipment:
Computers and equipment	$17,188	$15,383
Software	3,718	2,845
Furniture and fixtures	2,416	1,768
Leasehold improvements	3,738	2,969

	27,060	22,965
Less: Accumulated depreciation and amortization	(18,763)	(15,228)
Add: Construction in progress	—	237

	$8,297	$7,974

Other assets:
Deposits	$2,263	$1,240
Deferred contract costs	—	958
Long-term deferred tax asset	532	258
Other	18	15

	$2,813	$2,471

Accrued liabilities (current and non-current):
Accrued payroll and related liabilities	$10,357	$11,251
Accrued professional fees	1,278	1,286
Accrued income taxes	2,213	1,799
Deferred rent	1,085	1,043
Other	5,306	3,383

	$20,239	$18,762

As of December 31, 2009 and 2008, accounts receivable included approximately $2.0 million and $0.3 million, respectively, of unbilled receivables.

Note 8. Marketable Debt Securities

The following is a summary of marketable debt securities as of December 31 (in thousands):

	2009
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,024	$27	$(7)	$12,044
Money market securities	7,907	—	—	7,907
Government securities	8,617	3	(6)	8,614
Certificates of deposit	8,007	1	(12)	7,996

Total short-term marketable debt securities	36,555	31	(25)	36,561
Corporate debt securities	5,356	15	(14)	5,357
Certificates of deposit	489	—	(1)	488
Asset-backed securities	860	—	(469)	391
Government securities	3,669	1	(4)	3,666

Total long-term marketable debt securities	10,374	16	(488)	9,902

Total marketable debt securities	$46,929	$47	$(513)	$46,463

	2008
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,745	$8	$(5)	$3,748
Asset-backed securities	1,171	—	(316)	855
Money market securities	896	2	—	898
Government securities	1,000	1	—	1,001
Certificates of deposit	1,266	—	—	1,266

Total short-term marketable debt securities	8,078	11	(321)	7,768
Corporate debt securities	670	—	(7)	663
Government securities	504	11	—	515

Total long-term marketable debt securities	1,174	11	(7)	1,178

Total marketable debt securities	$9,252	$22	$(328)	$8,946

As of December 31, 2009, we had two standby letters of credit aggregating approximately $0.7 million which were issued to landlords of our leased properties. We have pledged a deposit account containing approximately $0.7 million, which was included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

In accordance with the guidance as codified within ASC Subtopic 320-10-35 “Investments—Debt and Equity Securities—Subsequent Measurement,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31 (in thousands):

	2009
	Less than 12 months		12 months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$8,616	$(21)	$—	$—	$8,616	$(21)
Government securities	8,030	(10)	—	—	8,030	(10)
Certificates of deposit	6,593	(13)	—	—	6,593	(13)
Asset-backed securities	—	—	391	(469)	391	(469)

Total	$23,239	$(44)	$391	$(469)	$23,630	$(513)

	2008
	Less than 12 months		12 months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$2,793	$(12)	$—	$—	$2,793	$(12)
Asset-backed securities	431	(137)	424	(179)	855	(316)

Total	$3,224	$(149)	$424	$(179)	$3,648	$(328)

Fair values were determined for each individual security in the investment portfolio, the declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

Note 9. Goodwill

As of December 31, 2009, our goodwill balance related to (i) our acquisitions of Wink Communications, Inc., ACTV Inc., BettingCorp, CAM Systems and Ruzz, and (ii) our acquisition of noncontrolling interests upon the conversions of OpenTV, Inc. shares to OpenTV Corp. shares. As required by ASC 350, we have allocated goodwill to our reportable segments. Below is our goodwill reported by segment as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Middleware solutions	$79,820	$79,390
Advertising solutions	15,910	15,860

Total	$95,730	$95,250

Changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Beginning balance	$95,250	$95,082
Conversion of OpenTV Inc. shares to OpenTV Corp. shares	302	2
Ruzz acquisition	178	166

Ending balance	$95,730	$95,250

Goodwill of approximately $3.6 million related to PlayJam was included in non-current assets of discontinued operations. As a result of a reassessment of the carrying value of the long-lived assets of our discontinued operations, in accordance with ASC 360 and ASC 350, during the year ended December 31, 2007, we recorded an impairment charge of $3.6 million representing the entire goodwill balance for our PlayJam business, which has been included in net loss from discontinued operations. In June 2009, we recorded approximately $0.2 million of additional goodwill related to contingent consideration earned by Ruzz TV upon achievement of a specified revenue target. Payment of the contingent consideration was made in September 2009.

Based on the results of our annual impairment test, which we perform in the fourth quarter, we determined that no impairment of goodwill for 2009, 2008, or 2007 existed, other than as noted above for PlayJam in 2007.

Noncontrolling stockholders of OpenTV, Inc., which is a subsidiary of ours that is not publicly traded, have the ability, under certain arrangements, to exchange their shares of OpenTV, Inc. for our Class A ordinary shares, generally on a one-for-one basis. As the shares are exchanged, they are accounted for at fair value. This accounting effectively provides that at each exchange date, the exchange is accounted for as a purchase by us of a noncontrolling interest in OpenTV, Inc., valued at the number of our Class A ordinary shares issued to effect the exchange multiplied by the market price of a Class A ordinary share on that date, as such price is reported on The NASDAQ Stock Market.

Note 10. Intangible Assets, Net

The components of intangible assets, excluding goodwill, were as follows (in thousands):

	Useful Life in Years	December 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets:
Patents	5-13	$14,102	$(7,051)	$7,051	$8,136
Contracts and relationships	5	1,000	(867)	133	333
Trademarks	4	300	(300)	—	50

		$15,402	$(8,218)	$7,184	$8,519

The intangible assets are being amortized on a straight-line basis over their estimated useful lives. Aggregate amortization of intangible assets was $1.3 million, $3.3 million, and $5.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Of the aggregate amount, $1.1 million, $2.6 million, and $4.3 million were reported in cost of revenues (royalties and licenses) in the statement of operations for the years ended December 31, 2009, 2008, and 2007, respectively.

The future annual amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense
2010	$1,218
2011	1,085
2012	1,085
2013	1,085
2014	1,085
2015	1,085
Thereafter	541

$7,184

During the fourth quarter of 2008, we determined that an impairment had occurred with respect to the value of one of the customer contracts assumed in connection with our acquisition of CAM Systems as the customer did not renew the contract upon its expiration on December 31, 2008. In accordance with the guidance as codified within ASC 360, we recorded a $0.8 million impairment charge for the unamortized balance of such intangible assets.

Note 11. Disposal of PlayMonteCarlo Channel Listing and Customer List

In October 2006, we signed an agreement to sell our betting and gaming channel listing on BSkyB in the United Kingdom and BettingCorp’s customer list for its fixed odds gaming business. The transaction closed in the fourth quarter of 2006. As part of the transaction, we received approximately $0.7 million (representing £360,000) after a 90-day post-closing transition period and could receive up to approximately an additional $2.3 million (representing £1,200,000) over a 24 month period, subject to, among other things, the achievement of specified revenue targets over that period. During the year ended December 31, 2007, we did not receive any of this additional amount. During the year ended December 31, 2008, we received approximately $1.2 million of this additional amount.

Note 12. Restructuring and Impairment Costs

We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken to restructure the business. Restructuring activities could include terminating employees, abandoning excess leased space and incurring other exit costs. Restructuring costs are recorded in accordance with the guidance as codified within ASC 420 “Exit or Disposal Cost Obligations.” This guidance requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. Any resulting restructuring costs depend on numerous estimates made by us based on our knowledge of the activity being affected, the cost to exit existing commitments and fair value estimates. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.

The following sets forth the activity relating to the restructuring activities for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Employee Severance and Benefits	Excess Facilities	Total
Balance, December 31, 2006	$1,001	$1,369	$2,370
2007 provision, net of reversals	267	—	267
Cash payments	(610)	(152)	(762)
Transfer from accrued liabilities	—	305	305

Balance, December 31, 2007	658	1,522	2,180
2008 provision, net of reversals	575	—	575
Cash payments	(1,219)	(152)	(1,371)

Balance, December 31, 2008	14	1,370	1,384
2009 provision, net of reversals	135	—	135
Cash payments	(149)	(89)	(238)

Balance, December 31, 2009	$—	$1,281	$1,281

During the fourth quarter of 2007, we reduced our workforce by eight people in our United States and United Kingdom operations, resulting in a restructuring provision of $0.3 million for employee severance benefits.

During the second quarter of 2008, we reduced our workforce by 31 employees in the United States, Singapore and Israel, resulting in a restructuring provision of $0.6 million for employee severance benefits.

During the third quarter of 2009, we reduced our workforce by 19 employees in Israel, resulting in a restructuring provision of $0.2 million for employee severance benefits. As of December 31, 2009, we had paid such benefits in full. We also recorded approximately $19,000 of impairment costs for fixed assets that were directly associated with this exit activity.

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

Exchangeable Share Arrangements

Pursuant to our 2000 Exchange Plan the noncontrolling shareholders of OpenTV, Inc. have the ability to exchange their shares of OpenTV, Inc. for our Class A ordinary shares, generally on a one-for-one basis. As the noncontrolling shareholders are not responsible to fund the losses of OpenTV, Inc., we have recorded 100% of the loss in excess of the cost basis of the noncontrolling shareholders.

As the shares are exchanged, they are accounted for at fair value. Exchange rights granted under our 2000 Exchange Plan expire on the fifteenth anniversary of the date of grant.

Shares Reserved

As of December 31, 2009, the following Class A ordinary shares were reserved:

Issuable upon conversion of Class B Ordinary shares	30,206,154
Issuable upon exchange of shares (including 62,000 shares issuable upon exercise of outstanding options) of OpenTV, Inc. common stock under 2000 Exchange Plan	30,520
Stock options outstanding	4,697,728
Stock options reserved for future grant under 2005 Option Plan	2,163,319

Total	37,097,721

Agreements with General Instrument and Motorola

In November 2000, we entered into a series of definitive agreements with General Instrument Corporation and Motorola, Inc., which later acquired General Instrument Corporation, dedicated to accelerating interactive television deployments worldwide. One of the agreements provided for the establishment of a co-owned venture to provide integration and testing services for network operators. At December 31, 2009 and 2008, the carrying value of Motorola’s noncontrolling interest in the venture was $0.4 million.

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

Note 14. Share-based Compensation Plans

Employee Stock Purchase Plan

We have an Amended and Restated 1999 Employee Stock Purchase Plan, or ESPP. Our board of directors suspended the ESPP in 2003, and no options or purchase rights are currently outstanding under the ESPP. In the event our board of directors elects to commence offering periods under our ESPP in the future, the number of Class A ordinary shares issuable under the ESPP will, pursuant to the terms of the ESPP, be reset at 500,000 each successive December 31 through calendar year 2008, in each case for issuances during the following year. The ESPP terminated on December 31, 2009.

Option Plans

Options are currently outstanding under the following plans: (i) the Amended and Restated OpenTV Corp. 1999 Share Option/Share Issuance Plan (1999 Plan); (ii) the OpenTV Corp. 2001 Nonstatutory Stock Option Plan (2001 Plan); (iii) the OpenTV Corp. 2003 Incentive Plan (2003 Plan); (iv) the OpenTV Corp. 2005 Incentive Plan (2005 Plan); and (v) option plans relating to outstanding options assumed in connection with the Spyglass merger (collectively, the Assumed Spyglass Plan). In addition, during the year ended December 31, 2009, options were outstanding under the following plans: (i) the Amended and Restated OpenTV, Inc. 1998 Option/Stock Issuance Plan (1998 Plan); and (ii) option plans relating to outstanding options assumed in connection with the ACTV merger (collectively, the Assumed ACTV Plan), but all such options were exercised or cancelled prior to December 31, 2009.

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

On October 5, 2009, a subsidiary of Kudelski launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On November 25, 2009, Kudelski completed the tender offer. The completion of the tender offer was a change of control according to the terms of our option plans. As a result, all options outstanding under our option plans as of November 25, 2009 became fully vested on such date.

2005 Plan. During 2009 we issued options and restricted share awards under the 2005 Plan. The compensation and nominating committee of our board of directors administers the 2005 Plan. The compensation and nominating committee has the discretion to determine grant recipients, the number and exercise price of stock options, and the number of stock appreciation rights, share awards or share units issued under the 2005 Plan. The options may be incentive stock options or non-statutory stock options. Options under the 2005 Plan are granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and typically vest 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally is 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment and are then returned to the pool available for reissuance. A total of 7,955,896 Class A ordinary shares have been reserved for issuance under the 2005 Plan since its inception, and as of December 31, 2009, options to purchase 2,311,841 Class A ordinary shares were outstanding under the 2005 Plan, and 2,163,319 shares were available for future grant.

2003 Plan. Options that were issued under the 2003 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and, for grants made through the end of 2004, vested 25% after two years from the date of grant and 25% yearly thereafter for the following three years. In 2005, we revised the vesting schedule to be consistent with the schedule generally applicable under the 1999 and 2001 Plans. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 5,000,000 Class A ordinary shares were reserved for issuance under the 2003 Plan. As of December 31, 2009, options to purchase 1,072,512 Class A ordinary shares were outstanding under the 2003 Plan.

2001 Plan. Options that were issued under the 2001 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire 90 days after termination of employment with us. A total of 500,000 Class A ordinary shares were reserved for issuance under the 2001 Plan, and as of December 31, 2009, options to purchase 134,784 Class A ordinary shares were outstanding under the 2001 Plan.

1999 Plan. Options that were issued under the 1999 Plan were generally granted at an exercise price equal to the fair market value of the underlying shares on the date of grant and vested 25% after one year from the date of grant and 1/48th over each of the next 36 months. The term of the options generally was 10 years from the date of grant. Unexercised options generally expire three months after termination of employment with us. A total of 8,980,000 Class A ordinary shares were reserved for issuance under the 1999 Plan, and as of December 31, 2009, options to purchase 1,143,311 Class A ordinary shares were outstanding under the 1999 Plan.

1998 Plan. Effective as of October 23, 1999, options to purchase 5,141,114 shares of Class A common stock of OpenTV, Inc. under the 1998 Plan were assigned to and assumed by us, and these options thereafter represented the right to purchase under the 1999 Plan an identical number of our Class A ordinary shares. The remainder of the options then outstanding under the 1998 Plan were not assigned to and assumed by us. OpenTV, Inc. no longer issues options from the 1998 Plan. The 1998 Plan remains in existence for the sole purpose of governing those remaining outstanding options until such time as such options expire or have been exercised or cancelled and the underlying shares have become transferable by the holders. Options or shares awarded under the 1998 Plan that are forfeited or cancelled will no longer be available for issuance. As of December 31, 2009, no options to purchase shares of OpenTV, Inc.’s Class A common stock were outstanding under the 1998 Plan.

Assumed Plans. Options outstanding under the Assumed Spyglass Plan were converted as a result of the Spyglass acquisition into options to purchase our Class A ordinary shares. As of December 31, 2009, options to purchase 35,280 Class A ordinary shares were outstanding under the Assumed Spyglass Plan.

Options outstanding under the Assumed ACTV Plan were converted as a result of the ACTV acquisition into options to purchase our Class A ordinary shares. As of December 31, 2009, no options to purchase Class A ordinary shares were outstanding under the Assumed ACTV Plan.

Options outstanding under the Assumed Spyglass Plan and Assumed ACTV Plan that are forfeited or cancelled will no longer be available for reissuance. No new options will be granted under either the Assumed Spyglass Plan or the Assumed ACTV Plan.

Restricted Shares Issued to Employees and Directors

In December 2007, we issued 1,211,250 restricted Class A ordinary shares under our 2005 Plan to employees in lieu of an annual stock option grant (2007 Restricted Shares). The 2007 Restricted Shares were restricted from sale or transfer and subject to forfeiture; restrictions lapsed as to 25% of such shares on the anniversary of the grant date with restrictions on the remaining shares lapsing in equal monthly installments over the remaining 36 months. In the event that an employee holding 2007 Restricted Shares was terminated, whether voluntarily or otherwise, then any 2007 Restricted Shares that had not vested as of the termination date were forfeited and cancelled. Our Chief Executive Officer has the right, in certain cases as set forth in his employment agreement, to accelerate lapsing of restrictions on a portion of his 2007 Restricted Shares, such as, for example, if he is terminated without cause or resigns his employment for good reason. As of December 31, 2009, an aggregate of 215,340 of such 2007 Restricted Shares had been forfeited and cancelled as a result of employee terminations. In accordance with the 2005 Plan, such cancelled shares were returned to the pool available for reissuance.

In March 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Executive Chairman. Such shares were restricted as to sale or transfer for a period of four years from the date of grant.

In November 2008, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer.

In March 2009, we issued 100,000 restricted Class A ordinary shares under our 2005 Plan to our Chief Executive Officer.

On October 5, 2009, a subsidiary of Kudelski launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On November 25, 2009, Kudelski completed the tender offer. The completion of the tender offer was a change of control according to the terms of our share-based compensation plans. As a result, restrictions as to all outstanding restricted shares issued under our share-based compensation plans as of November 25, 2009 lapsed on such date.

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

As defined by ASC 718, the 2007 Plan allows for both performance and service elements. Accordingly, once vesting is considered probable, we recognize expense on a straight-line basis over the remaining requisite service period. Final compensation cost is recognized only for awards that ultimately vest. As part of the 2007 Plan, 1,020,232 Class A ordinary shares were issued in August 2007 as 2007 Management Restricted Shares.

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

Impact of Share-based Compensation

On October 5, 2009, a subsidiary of Kudelski launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski or any of its affiliates for $1.55 per share. On November 25, 2009, Kudelski completed the tender offer. The completion of the tender offer was a change of control according to the terms of our share-based compensation plans. As a result, all incentive awards outstanding under our share-based compensation plans as of November 25, 2009 became fully vested as of such date.

The impact on our results of operations of recording share-based compensation was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues—services and other	$631	$485	$517
Research and development	1,060	887	724
Sales and marketing	316	288	413
General and administrative	976	856	1,613

	$2,983	$2,516	$3,267

Cash received from option exercises under all share-based compensation plans was approximately $0.2 million and $0.3 million for the years ended December 31, 2009 and 2007, respectively. Cash received from option exercises under all share-based compensation plans was not significant for the year ended December 31, 2008.

The tax benefit recognized in the statement of operations for share-based compensation costs was not significant for the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, we recognized a tax benefit of $0.1 million in the statement of operations related to share-based compensation cost.

No share-based compensation costs were capitalized for the years ended December 31, 2009, 2008 and 2007.

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

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rates	1.38% - 2.79%	1.56% - 3.76%	3.60% - 5.10%
Average expected lives (months)	61	63	63
Dividend yield	—	—	—
Expected volatility	71%	62%	64% - 74%

Our computation of expected volatility for the years ended December 31, 2009, 2008, and 2007 was based on historical volatility of our share price. Our computation of expected life for the years ended December 31, 2009, 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

The interest rate for periods within the contractual life of the award is based on the similar United States Treasury yield curve in effect at the time of grant. While we believe that these assumptions are reasonable, actual experience may differ materially from these assumptions.

We calculated the fair value of restricted shares based on the closing price of our Class A ordinary shares on the date of grant as such price was quoted on The NASDAQ Stock Market.

Option Award Activity

The following table summarizes stock option activity under our equity incentive plans during the years ended December 31, 2009, 2008 and 2007:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2006	9,680,385		$5.04
Options granted	557,500	$1.03 - $ 2.72	$2.02
Options exercised	(275,906)	$0.33 - $ 2.29	$1.10
Options forfeited	(1,494,220)	$1.51 - $ 5.04	$3.00
Options expired	(2,609,084)	$1.51 - $54.25	$6.31

Balance, December 31, 2007	5,858,675		$4.89

Options granted	688,800	$1.04 - $ 1.97	$1.34
Options exercised	(39,464)	$0.33 - $ 1.05	$0.44
Options forfeited	(341,164)	$1.03 - $ 4.00	$2.61
Options expired	(981,772)	$0.33 - $54.25	$3.67

Balance, December 31, 2008	5,185,075		$4.84

Options granted	453,400	$1.09 - $ 1.55	$1.40
Options exercised	(191,853)	$1.03 - $ 1.35	$1.13
Options forfeited	(231,333)	$1.03 - $ 3.67	$1.92
Options expired	(517,561)	$0.33 - $88.00	$6.16

Balance, December 31, 2009	4,697,728		$4.65

The following table summarizes information with respect to options outstanding at December 31, 2009:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.03 - $ 1.51	759,625	8.64	1.34	725,225	$1.34
$ 1.53 - $ 2.35	480,836	6.46	1.85	480,836	$1.85
$ 2.41 - $ 2.69	177,950	6.53	2.53	177,950	$2.53
$ 2.70 - $ 2.70	844,200	5.10	2.70	844,200	$2.70
$ 2.73 - $ 2.82	251,400	4.21	2.78	251,400	$2.78
$ 2.84 - $ 2.84	991,937	5.98	2.84	991,937	$2.84
$ 2.85 - $ 3.23	514,018	4.52	3.01	514,018	$3.01
$ 3.35 - $ 10.00	478,438	2.87	6.96	478,438	$6.96
$ 10.19 - $ 81.00	196,324	0.63	43.54	196,324	$43.54
$ 82.06 - $ 82.06	3,000	0.25	82.06	3,000	$82.06

$ 1.03 - $ 82.06	4,697,728	5.53	4.65	4,663,328	$4.67

Intrinsic Value

The aggregate intrinsic value of an option is calculated as the excess, if any, of the closing price of our Class A ordinary shares over the exercise price of the option. Aggregate intrinsic value is not equivalent to the value determined by the Black-Scholes valuation model.

Options Exercised. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was approximately $0.1 million and $0.3 million for the years ended December 31, 2009 and 2007, respectively. The aggregate intrinsic value of options exercised under our stock option plans, determined as of the date of option exercise, was not significant for the year ended December 31, 2008.

Vested and Unvested Options. The aggregate intrinsic value of all vested and unvested options outstanding as of December 31, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on December 31, 2009, which was $1.36.

Exercisable Options. The aggregate intrinsic value of options currently exercisable as of December 31, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on December 31, 2009, which was $1.36. The weighted average remaining contractual life of currently exercisable options, calculated at December 31, 2009, was 5.49 years.

Vested and Expected-to-Vest Options. The number of options vested and expected-to-vest as of December 31, 2009 was 4,697,728, the weighted-average exercise price of which was $4.65. The aggregate intrinsic value of options vested and expected-to-vest as of December 31, 2009 was approximately $0.1 million, based on the closing price of our Class A ordinary shares on December 31, 2009, which was $1.36. The weighted average remaining contractual life of options vested and expected-to-vest as of December 31, 2009 was 5.53 years.

Weighted Average Grant-date Fair Value. The weighted average grant-date fair value of options granted was $0.84, $0.75, and $1.28 per share for grants in the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Shares Activity

The following table summarizes activity relating to restricted shares during the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Former CEO restricted shares granted	60,000	$2.65
Former CEO restricted shares vested	(60,000)	$2.65
Unvested 2007 Management Restricted Shares granted	1,020,232	$1.43
Unvested 2007 Restricted Shares granted	1,211,250	$1.04

Unvested shares balance, December 31, 2007	2,231,482	$1.22
Unvested restricted shares granted	200,000	$1.17
Unvested restricted shares forfeited and cancelled	(679,923)	$1.28
Restricted shares vested	(771,212)	$1.34

Unvested shares balance, December 31, 2008	980,347	$1.07
Unvested restricted shares granted	100,000	$1.34
Unvested restricted shares forfeited and cancelled	(44,972)	$1.09
Restricted shares vested	(1,035,375)	$1.04

Unvested shares balance, December 31, 2009	—	$—

Unrecognized Compensation Expense

As of December 31, 2009, there was an insignificant amount of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.96 years.

As of December 31, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted.

Note 15. 401(k) Plan

Employees based in the United States participate in a 401(k) plan which provides retirement benefits through tax-deferred salary deductions for all eligible employees meeting certain age and service requirements. Participating employees may contribute an amount of their eligible compensation, subject to an annual limit. We, at the discretion of our board of directors, may make discretionary matching contributions on behalf of our employees. We made contributions to the plan in the amounts of $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 16. Employee Bonus

The compensation and nominating committee of our board of directors approved bonus plans for each of the years ended December 31, 2009, 2008, and 2007 that provided for cash payments or the issuance of our Class A ordinary shares to employees based on company and individual performance objectives. Due to legal restrictions in certain foreign jurisdictions related to the issuance of shares, bonuses awarded to employees in certain foreign jurisdictions other than the United Kingdom were paid solely in cash. We recorded a bonus expense of $5.8 million, $6.5 million, and $4.1 million, respectively, for the years ended December 31, 2009, 2008, and 2007. Bonus payments in respect of the year ended December 31, 2009 have not yet been made and are subject to final approval of our board of directors.

During the second quarter of 2009, we paid approximately $6.4 million in cash to our employees as a bonus for achievement of company and individual performance objectives in 2008. The amount of the bonus awards was fully accrued as of December 31, 2008.

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

Note 17. Income Taxes

The components of profit (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$7,712	$8,495	$(3,760)
International	(4)	1,591	4,702

	$7,708	$10,086	$942

Income tax expense was comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current
United States	$99	$—	$—
International	1,221	552	1,197
State	257	(84)	352

	1,577	468	1,549
Deferred
International	(111)	5	(301)

	(111)	5	(301)

Income tax expense	$1,466	$473	$1,248

We have not recognized a deferred tax liability related to foreign subsidiary earnings that we intend to permanently reinvest in the respective foreign jurisdiction. For the year ended December 31, 2009, we recognized a deferred tax liability of $0.2 million on the earnings of a foreign subsidiary that is in the process of being dissolved.

The tax expense for the year ended December 31, 2009 was primarily attributable to taxes in foreign jurisdictions and various states. In addition, we decreased our reserves for potential foreign tax exposures as these have expired.

Income tax expense (benefit) differs from the amount computed by applying the United States federal statutory income tax rate to our profit (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax benefit at the federal statutory rate of 35%	$2,698	$3,530	$(1,426)
Change in valuation allowance	(4,152)	(3,831)	301
Foreign tax rate differential	1,111	1	934
Share-based compensation	676	513	654
State taxes	257	(83)	317
Other	876	343	468

	$1,466	$473	$1,248

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Current deferred tax assets (liabilities), net
Deferred revenue	$5,994	$2,586
Accrued liabilities and reserves	2,814	4,304
Other foreign	—	270
Foreign net operating loss	—	128
Valuation allowance	(8,658)	(6,976)

	150	312
Long-term deferred tax assets (liabilities), net
Fixed assets and intangibles basis differences	3,900	4,729
Net operating loss carryforwards	66,064	68,848
Credits	6,315	4,247
Other	2,100	1,731
Valuation allowance	(77,847)	(79,297)

	532	258

Net deferred tax asset	$682	$570

We provided a partial valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of our limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax asset will not be realized. For selected foreign deferred tax assets, management believes it is more likely than not that the deferred tax asset will be realized, and accordingly no valuation allowance was provided against these amounts in 2009 and 2008.

At December 31, 2009, we had approximately $176.0 million and $75.0 million, respectively, of federal and state net operating losses carryforwards. At December 31, 2009, we had approximately $2.2 million and $5.0 million, respectively, of federal and state research and development tax credit carryforwards.

The federal and state net operating losses and tax credits were reduced by annual limitations due to changes in ownership pursuant to provisions of the Internal Revenue Code Section 382. The net operating losses carryforwards expire between 2018 and 2029 for federal tax purposes and 2012 and 2021 for state tax purposes, if not utilized. The federal research and development tax credit carryforwards expire between 2027 and 2029, and the state research and development tax credits carry forward indefinitely.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the guidance as codified within ASC 740, which included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. Upon the adoption of this guidance, we recognized an increase of approximately $2.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. In addition, no material adjustment to the January 1, 2007 balance of accumulated deficit was required.

We adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions in the provision for income taxes. During the year ended December 31, 2009, the interest we recognized within the provision for income taxes in the consolidated statement of operations was not significant.

The following table summarizes the activity related to our gross unrecognized tax benefits for the year ended December 31, 2009 (in thousands):

Unrecognized Tax Benefits
Balance, December 31, 2008	$1,366
Additions for tax positions of prior years	159
Reductions for tax positions of prior years	—
Additions based on tax positions related to the current year	437
Reductions related to lapse of statutes of limitations	(915)

Balance, December 31, 2009	$1,047

As of December 31, 2009, unrecognized tax benefits approximated $1.0 million which would affect the effective tax rate if recognized.

As of December 31, 2009, we had accrued approximately $0.4 million for payment of interest related to uncertain tax matters. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

As of December 31, 2009, we expect a net decrease of approximately $0.2 million related to unrecognized tax positions within the next twelve months as a result of the expiry of the applicable statute of limitations for withholding tax exposures in foreign jurisdictions currently reserved.

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

Note 18. Fair Value Measurement

We adopted the guidance as codified within ASC 820 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of this guidance include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Carrying Amount at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale short-term marketable debt securities	$36,561	$8,648	$27,913	$—
Available for sale long-term marketable debt securities	9,902	3,570	6,332	—

	$46,463	$12,218	$34,245	$—

Valuation Techniques

Available for sale marketable debt securities are measured at fair value using Level 1 inputs that are unadjusted quoted prices in active markets for identical assets or liabilities, and Level 2 inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Note 19. Commitments and Contingencies

Operating Leases

We lease our facilities from third parties under operating lease agreements or sublease agreements in the United States, Europe and Asia Pacific. As of December 31, 2009, the terms of these leases were set to expire between January 2010 and June 2019. Total rent expense was $5.8 million, $5.3 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease income was $0.7 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. There was no sublease income for the year ended December 31, 2007.

Future minimum payments under non-cancelable operating leases as of December 31, 2009 were as follows (in thousands):

Year ending December 31,	Minimum Commitments
2010	$5,183
2011	5,296
2012	3,808
2013	2,964
2014	2,656
Thereafter	281

$20,188

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners for marketing and other services. Future minimum commitments under these arrangements as of December 31, 2009 were $0.1 million for the year ending December 31, 2010, and insignificant for the year ending December 31, 2011. In addition, we also have arrangements with certain parties that provide for revenue sharing payments.

As of December 31, 2009, we had two standby letters of credit aggregating approximately $0.7 million which were issued to landlords of our leased properties which we had vacated in the second quarter of 2005. As of December 31, 2009, we had pledged a deposit account containing approximately $0.7 million, which was included under short-term marketable debt securities, as collateral for these letters of credit. As of December 31, 2008, we had three standby letters of credit aggregating approximately $1.2 million, two of which were issued to landlords of our leased properties, and one of which was issued to a sublessee at our New York facility, which we had vacated in the second quarter of 2005. As of December 31, 2008, we pledged two certificates of deposit aggregating approximately $1.3 million, which were included under short-term marketable debt securities, as collateral in respect of these standby letters of credit.

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

Giordano Matter. On October 23, 2009, Salvatore L. Giordano, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Northern District of California against us, each of our current directors, Kudelski SA and Kudelski Interactive Cayman, Ltd. The complaint alleges breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the offer by Kudelski Interactive Cayman, Ltd., a wholly-owned subsidiary of Kudelski SA, to purchase for $1.55 per share all of our outstanding Class A ordinary shares not owned by Kudelski or its affiliates. The case is one of four putative class action lawsuits filed by OpenTV shareholders in connection with that offer, although it is the only one of the four cases that names OpenTV as a defendant. On November 5, 2009, all four putative class action lawsuits were consolidated for pretrial purposes in the United States District Court for the Northern District of California under the caption In Re OpenTV Shareholder Litigation. On October 29, 2009, the Kudelski-related defendants and the plaintiffs executed a Memorandum of Understanding tentatively settling the litigation. The Memorandum of Understanding provides, among other things, for the settlement in principle of all of the lawsuits (including the Giordano lawsuit) on the terms set forth therein, which do not include the payment of any amounts by OpenTV. The settlement is subject to, among other things, documentation in a formal settlement agreement and court approval. If for any reason the matter is not settled in accordance with the terms of the Memorandum of Understanding, we believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter, and we are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

Berman Matter. On June 10, 2009, a complaint was filed by John Berman in the Superior Court of California, County of San Mateo against OpenTV Corp., Liberty Media Corporation and Wink Communications, Inc. The complaint alleges, among other things, that we and Wink breached the terms of a settlement and license agreement between Berman and Wink dated July 25, 2000 by making use of certain patents allegedly held by Berman beyond the scope of the license granted in such settlement and license agreement. We acquired Wink in October 2002 from an affiliate of Liberty. On September 2, 2009, we filed a notice of removal to the United States District Court for the Northern District of California. On September 10, 2009, we filed an answer denying the material allegations of the complaint and Wink did likewise on February 12, 2010. The case is currently pending before the District Court. We believe we have meritorious defenses and intend to defend ourselves vigorously. No provision has been made in our consolidated financial statements for this matter. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

On October 5, 2009, a subsidiary of Kudelski SA launched an unsolicited tender offer to purchase all of our outstanding Class A ordinary shares not owned by Kudelski SA or any of its affiliates for $1.55 per share. On October 20, 2009, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC in response to the unsolicited tender offer in which our board of directors expressed no opinion as to whether our shareholders should tender their shares and indicated it would remain neutral as to the tender offer. On November 25 2009, Kudelski SA completed the tender offer and acquired shares aggregating to an ownership representing approximately 89% of the economic interest and 96% of the voting rights on an undiluted basis.

On February 24, 2010, we announced that we are redeeming all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski, for $1.55 per share, without interest and less applicable withholding taxes. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. In addition, on February 24, 2010, we notified the NASDAQ Stock Market of our intent pursuant to NASDAQ Marketplace Rule 5840(j) to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010. We also intend to file a Form 25 with the SEC in order to effect the voluntary delisting of our Class A ordinary shares.

We offer products and services that are complementary to some of the products and services offered by Kudelski, our controlling shareholder, and some of its affiliates, including Nagravision SA, a subsidiary of Kudelski, and its subsidiaries. As a result, we have many of the same customers as Kudelski and its other affiliates. Historically, even prior to Kudelski becoming our controlling shareholder, we sold products and professional services to Nagravision in support of its efforts to sell conditional access products to network operator customers who had deployed or wished to deploy OpenTV’s middleware products.

In February 2008, we signed a multi-year license and distribution agreement with Nagravision SA, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to us in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions we offer to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to us under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing our middleware deployed by such customers and the amount of professional services requested by Nagravision. As of December 31, 2009, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal, Canal Digitaal in the Netherlands, Empressa Brasiliera de Telecomunicacoes (Embratel) in Brazil, and R Cable Galicia in Spain. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services we may provide to Nagravision from time to time. Unless otherwise agreed, professional services we perform will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers.

During the year ended December 31, 2009, we recognized $6.2 million of royalties and licenses revenues and $0.2 million of services and other revenues from Nagravision SA, and $1.2 million and $0.2 million of royalties and licenses revenues from Nagra Trading S.A. and Nagra France SAS, respectively. These entities are subsidiaries of Kudelski.

During the year ended December 31, 2008, we recognized $6.4 million of royalties and licenses revenues and $1.3 million of services and other revenues from Nagravision SA; $0.7 million of royalties and licenses revenues and $0.1 million of services and other revenues from Nagra Trading S.A.; and $0.1 million of royalties and licenses and services and other revenues from Nagra France SAS.

During the year ended December 31, 2007, we recognized a nominal amount of royalties and licenses and services and other revenues from Nagra France SAS.

Prior to March 2007, we participated in the Liberty Media benefits program for employees in the United States at a cost of $0.4 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

The table below reflects transactions involving the following current and former related parties during the years ended December 31, 2009, 2008 and 2007 (in thousands):

Related Party	Nature of Transaction	Year Ended December 31,
		2009	2008	2007
Shareholders:
Kudelski and affliates	Revenues	$7,800	$8,600	$11
Liberty Media	Employee benefits	$—	$—	$(366)

As of December 31, 2009, our accounts receivable included $2.2 million from Nagravision SA and $0.1 million from Nagra France SAS.

As of December 31, 2008, our accounts receivable included $3.2 million from Nagravision SA, $0.7 million from Nagra Trading SA, and $0.1 million from Nagra France SAS.

Note 21. Segment Information

In March 2008, Nigel (Ben) Bennett was appointed as Chief Executive Officer after having served as Chief Operating Officer and Acting Chief Executive Officer since August 2007. Accordingly, Mr. Bennett is our chief operating decision maker, or CODM. As part of a management change in August 2007, we reorganized our reporting units in an effort to provide management with better information for allocating the company’s resources and assessing performance in accordance with the new management team’s strategic focus. Our CODM currently assesses our results and financial performance and reviews our internal budgeting reports on the basis of two segments: middleware solutions and advertising solutions. We have prepared this segment analysis in accordance with the guidance as codified within ASC 280 “Segment Reporting” and accordingly, we have restated the segment information for the prior periods presented in our 2007 financial statements.

Middleware solutions is composed of set-top box middleware and embedded browser technologies, such as OpenTV Spyglass, as well as software components that are deployed at the network operator’s headend.

Advertising solutions has included our OpenTV EclipsePlus, Eclipse and Advision products, our PlayJam business, our NASCAR service and related technologies, our PlayMonteCarlo betting and gaming channel, and our OpenTV Participate product. Beginning in 2007, we ceased operating our NASCAR service and the PlayMonteCarlo betting and gaming channel. In December 2007, we sold Static, which operated our PlayJam games business. In accordance with the guidance as codified within ASC 360, the financial results of our PlayJam games business have been reclassified as a discontinued operation in our financial statements for all periods presented.

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

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
Middleware solutions
Royalties and licenses	$81,451	$71,166	$68,673
Services and other	27,695	32,030	28,988

Subtotal—Middleware solutions	109,146	103,196	97,661
Advertising solutions
Royalties and licenses	2,581	5,967	5,062
Services and other	8,285	7,311	7,254

Subtotal—Advertising solutions	10,866	13,278	12,316

Total revenues	$120,012	$116,474	$109,977

Contribution margin (loss):
Middleware solutions	$41,803	$40,779	$32,057
Advertising solutions	21	960	(389)

Total contribution margin	41,824	41,739	31,668
Unallocated corporate support	(24,957)	(24,098)	(23,416)
Restructuring and impairment costs	(154)	(575)	(267)
Depreciation and amortization	(4,420)	(4,193)	(3,819)
Amortization of intangible assets	(1,335)	(3,303)	(5,888)
Share-based and non-cash compensation	(2,983)	(2,528)	(3,355)
Interest income	467	2,230	3,195
Other income (expense)	(734)	1,581	2,824
Impairment of intangible assets	—	(767)	—

Profit before income taxes	7,708	10,086	942
Income tax expense	1,466	473	1,248

Net income (loss) from continuing operations	6,242	9,613	(306)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1,091)
Impairment of assets of discontinued operations, net of tax	—	—	(3,764)

Net loss from discontinued operations	—	—	(4,855)

Net income (loss)	6,242	9,613	(5,161)
Less: Net income attributable to the noncontrolling interest	(6)	(20)	(35)

Net income (loss) attributable to OpenTV	$6,236	$9,593	$(5,196)

Our revenues by geographic area, based on the location of network operators who are deploying our products, were as follows (in thousands):

	Year Ended December 31,
	2009	%	2008	%	2007	%
Europe, Africa and Middle East
United Kingdom	$18,227	15%	$20,607	18%	$20,056	18%
South Africa	13,888	12%	10,830	9%	5,225	5%
Italy	8,104	7%	6,855	6%	5,477	5%
Netherlands	6,554	5%	5,927	5%	16,984	15%
Other countries	19,122	16%	13,520	12%	11,186	10%

Subtotal	65,895	55%	57,739	50%	58,928	53%
Americas
United States	18,789	16%	20,567	18%	21,515	20%
Brazil	7,137	6%	7,259	6%	4,590	4%
Other countries	3,036	2%	1,490	1%	1,859	2%

Subtotal	28,962	24%	29,316	25%	27,964	26%
Asia Pacific
Australia	9,563	8%	9,464	8%	7,431	7%
Japan	6,633	6%	7,491	6%	10,632	10%
India	3,630	3%	6,904	6%	—	—%
Other countries	5,329	4%	5,560	5%	5,022	4%

Subtotal	25,155	21%	29,419	25%	23,085	21%

	$120,012	100%	$116,474	100%	$109,977	100%

Four major customers accounted for the following percentages of revenues:

	Year Ended December 31,
	2009	2008	2007
Multichoice Africa	11%	9%	4%
UPC Broadband	9%	6%	17%
Thomson	7%	9%	13%

	27%	24%	34%

Another major customer is British Sky Broadcasting, or BSkyB, which directly and indirectly accounted for 15%, 17%, and 16% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively, taking into account the royalties which are paid by three manufacturers who sell set-top boxes to BSkyB, including Thomson.

Four customers accounted for 18%, 11%, 10% and 10% of net accounts receivable as of December 31, 2009. Three customers respectively accounted for 18%, 14% and 11% of net accounts receivable as of December 31, 2008.

Capital expenditures by geographic area were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$1,658	$2,529	$2,240
Other countries	3,047	2,669	1,138

	$4,705	$5,198	$3,378

Net book values of long-lived assets by geographic area were as follows (in thousands):

	December 31, 2009	December 31, 2008
Property and equipment:
United States	$3,714	$4,494
Other countries	4,583	3,480

	$8,297	$7,974

Other assets:
United States	$71	$1,292
Other countries	2,742	1,179

	$2,813	$2,471

Note 22. Subsequent Events

On February 19, 2010, Kudelski, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Act, directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). In its written instructions, Kudelski recommended that we redeem the Class A ordinary shares at a price of $1.55 per share. Pursuant to the BVI Act, upon the receipt of such written instructions from Kudelski and its two subsidiaries we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski SA and two of its subsidiaries, for $1.55 per share. We intend to complete the redemption at 5:00 p.m., New York City time, on March 26, 2010. In addition, on February 24, 2010, we notified the NASDAQ Stock Market of our intent pursuant to NASDAQ Marketplace Rule 5840(j) to voluntarily delist our Class A ordinary shares from The NASDAQ Global Market effective upon completion of the redemption on March 26, 2010. We also intend to file a Form 25 with the SEC in order to effect the voluntary delisting of our Class A ordinary shares on or about March 17, 2010.

Note 23. Quarterly Consolidated Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the years ended December 31, 2009 and 2008. The information for each of these quarters is unaudited, has been prepared on a basis generally consistent with our audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring and other adjustments) have been included to present fairly the unaudited consolidated quarterly results. These operating results are not necessarily indicative of the results of any future period.

The quarterly information was as follows (in thousands, except for share and per share amounts):

2009 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$31,217	$31,782	$27,602	$29,411
Gross profit	$19,198	$19,969	$16,516	$18,395
Net income attributable to OpenTV	$741	$2,611	$1,700	$1,184
Net income attributable to OpenTV per share, basic and diluted	$0.01	$0.02	$0.01	$0.01
Shares used in per share calculation -
basic	138,136,184	138,107,816	138,123,332	138,065,010
diluted	138,388,194	138,798,654	138,823,107	138,833,063

2008 Quarter Ended	December 31	September 30	June 30	March 31
Revenues	$28,925	$26,921	$26,823	$33,805
Gross profit	$18,018	$16,613	$15,482	$22,308
Net income attributable to OpenTV	$2,318	$955	$13	$6,307
Net income attributable to OpenTV per share, basic	$0.02	$0.01	$—	$0.05
Net income attributable to OpenTV per share, diluted	$0.02	$0.01	$—	$0.04
Shares used in per share calculation -
basic	139,097,785	139,465,910	139,632,228	139,789,266
diluted	139,796,495	140,197,701	140,340,755	140,494,112

OPENTV CORP.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2009, 2008 and 2007
	Balance at Beginning of Year	Charged (Credited) to Operating Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for Doubtful Accounts (in thousands):
2009	$1,076	$770	$(771)	$1,075
2008	$565	$511	$—	$1,076
2007	$348	$700	$(483)	$565