Form 10-K/A
period 2009-12-31
OPENTV CORP
filed 2010-04-08
CIK 1096958

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

As of March 31, 2010, the registrant had outstanding (excluding Class A ordinary shares held by shareholders dissenting from the Redemption):

92,104,997 Class A ordinary shares; and

30,206,154 Class B ordinary shares.

EXPLANATORY NOTE

OpenTV Corp. (“OpenTV”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14 and Part IV, Item 15 of the Form 10-K. Accordingly, OpenTV hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K. Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K.

On February 19, 2010, Kudelski SA, together with two of its subsidiaries, which collectively owned ordinary shares as of such time representing more than 90% of the outstanding voting power of OpenTV, delivered a written notice to OpenTV pursuant to Section 176 of the BVI Business Companies Act, 2004 (as amended, the “BVI Act”) directing OpenTV to redeem all of its outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). Pursuant to the BVI Act, upon the receipt of such written instructions OpenTV became obligated to redeem all of such outstanding Class A ordinary shares. Accordingly, on February 24, 2010, OpenTV announced the redemption of all of its outstanding Class A ordinary shares, other than such shares held by Kudelski and two of its subsidiaries, for $1.55 per share. OpenTV completed the redemption at 5:00 p.m., New York City time, on March 26, 2010, and the Class A ordinary shares were delisted from the Nasdaq Global Market at such time, subject to the negotiation and potential appraisal process to be completed with respect to dissenting shareholders. We refer to this transaction as the “Redemption.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, including their ages and any directorships held in public companies during the past five years. Unless otherwise indicated, each director or executive officer may be contacted at our principal executive offices at 275 Sacramento Street, San Francisco, California 94111.

Name and Age	Position
André Kudelski Age 49	Our director since January 2007 and our Executive Chairman of the Board of Directors since March 2007; Chairman and Chief Executive Officer of Kudelski since 1991; member of Kudelski’s Board of Directors since 1987 and its Chairman of the Board since 1991; currently a director of the Edipresse Group (an international media and communications company), Nestlé (a global food and beverage company), HSBC Private Banking Holdings (a global bank) and Dassault Systèmes (a provider of product lifecycle management software solutions). Mr. Kudelski’s qualifications to serve on our board include his experience discussed above, especially, among other things, his leadership of Kudelski, which is our controlling shareholder.

Nigel W. Bennett Age 48	Our Chief Executive Officer since March 2008 and our director since November 2008; also served as our Acting Chief Executive Officer and Chief Operating Officer from August 2007 to March 2008, Managing Director of our European Operations from January 2005 to August 2007 and Senior Vice President and General Manager of our Worldwide Professional Services, Consulting and Support group from January 2002 to January 2005. Mr. Bennett’s qualifications to serve on our board include his experience discussed above, especially, among other things, the senior roles he has held with OpenTV since 2000.

Paul Auvil Age 46	Our director since January 2010; Chief Financial Officer of Proofpoint, Inc. (an email security and data loss prevention solutions provider) since March 2007; Entrepreneur-in-Residence at Benchmark Capital (a venture capital firm) from October 2006 to March 2007; Chief Financial Officer of VMWare Inc. (a provider of business infrastructure virtualization solutions) from August 2002 to July 2006; previously served in senior executive capacities at Vitria Technology and VLSI Technology; currently a director of Quantum Corp. (a provider of data storage devices and solutions) and Marin Software (a private company providing paid search management applications). Mr. Auvil’s qualifications to serve on our board include his experience discussed above, especially, among other things, his service in senior executive and finance capacities with technology-related companies.

Joseph Deiss Age 64	Our director since January 2007; Federal Councillor for the Swiss federal government from March 1999 to August 2006; Head of the Swiss Federal Department of Economic Affairs from 2002 to 2006; President of the Swiss Confederation from January 2004 to December 2004; Head of the Swiss Federal Department of Foreign Affairs from 1999 to 2002; currently a director of Emmi AG (a dairy and cheese processing and exporting company), RG Innovation S.A. (a product innovation company) and Zurich Insurance Ireland Limited and Zurich Insurance Company South Africa (insurance companies). Mr. Deiss’ qualifications to serve on our board include his experience discussed above, especially, among other things, his service with the Swiss government, both as President of the Swiss Confederation and in senior ministerial capacities.

Lucien Gani Age 61	Our director since January 2007; General Counsel and Head of Legal Affairs of Kudelski since January 2006; currently also a Partner of MCE Avocats (a Swiss law firm) since 1990. Mr. Gani’s qualifications to serve on our board include his experience discussed above, especially, among other things, his senior legal role at Kudelski.

Name and Age	Position
Jerry Machovina Age 62	Our director since October 2003; private investor and senior consultant to Vehix.com (a private company that offers a multi-platform digital automotive network) since 2002; Executive Vice President of Yankees Entertainment and Sports Network (YES) from September 2001 to October 2002. Mr. Machovina’s qualifications to serve on our board include his experience discussed above, especially, among other things, his experience in the media and entertainment industry and with us as an independent director.

Alex Osadzinski Age 51	Our director since August 2009; Executive Vice President and Director, Digital TV Product at Kudelski since December 2008; Venture Partner at Trinity Ventures, a venture capital firm, from July 2001 to September 2008; previously served in senior executive capacities at several software and technology companies, including Sun Microsystems, Be, Vitria Technology and Katmango. Mr. Osadzinski’s qualifications to serve on our board include his experience discussed above, especially, among other things, his experience in senior executive capacities within the software and technology industries.

Pierre Roy Age 58	Our director since January 2007; Chief Operating Officer and Executive Vice President of Nagravision SA (a subsidiary of Kudelski) and Executive Vice President of Kudelski since January 2003; Principal of Pierre Roy Consulting Company (a private consulting company based in Switzerland) from 1999 to 2003. Mr. Roy’s qualifications to serve on our board include his experience discussed above, especially, among other things, his service in senior executive roles at Kudelski and its subsidiaries.

Mauro Saladini Age 43	Our director since August 2007; Executive Vice President and Chief Financial Officer of Kudelski since 2003; Partner of consulting firm McKinsey & Co. from 2001 to December 2002; currently a director of SkiData SA (a company specializing in the development and marketing of guest management systems, access technologies and ticketing solutions) and Newave SA (a developer and seller of uninterruptible power supply products and related services). Mr. Saladini’s qualifications to serve on our board include his experience discussed above, especially, among other things, his senior financial role at Kudelski.

Claude Smadja Age 64	Our director since January 2007; Founder and President of Smadja & Associates Inc. (a strategic advisory firm based in Nyon, Switzerland and New York, New York working with global corporations on strategic issues) since June 2001; currently the Vice Chairman of the Board of Directors of Kudelski and director of the Edipresse Group (an international media and telecommunications company) and Infosys Corporation (a provider of consulting and information technology services). Mr. Smadja’s qualifications to serve on our board include his experience discussed above, especially, among other things, his experience working with companies in the media and telecommunications industries as well as his experience serving as the Vice Chairman of the Board of Kudelski.

Mark Beariault Age 38	Our Senior Vice President, General Counsel and Corporate Secretary since August 2006; also served as Deputy General Counsel and Associate General Counsel since joining our company in November 2003; Senior Corporate Counsel at VERITAS Software (a provider of infrastructure software) from November 2002 to November 2003; previously an associate at the law firms of Simpson Thacher & Bartlett in New York, NY and Wilson Sonsini Goodrich & Rosati in Palo Alto, CA.

Michael Ivanchenko Age 39	Our Senior Vice President, Sales since April 2007; previously served as our Senior Vice President, Sales and Managing Director for the Asia-Pacific region from January 2005 to April 2007 and our Senior Vice President, Sales for the Asia-Pacific region from January 2002 to December 2005.

Shum Mukherjee Age 59	Our Executive Vice President and Chief Financial Officer since June 2005; Executive Vice President, Finance and Operations and Chief Financial Officer at Genus, Inc. (a semi-conductor equipment company) from October 2001 to June 2005.

Name and Age	Position
Joel Zdepski Age 50	Our Senior Vice President and General Manager, Middleware since October 2007; previously served in several senior managerial capacities since joining us in 1995, including as head of the Application Engineering group from 1999 to 2002 and more recently in the office of the Chief Technology Officer with responsibility for the Asia-Pacific region from 2002 to October 2007; also serves as chair of our Innovation Committee, which manages our patent prosecution and other intellectual property efforts.

There are no family relations among the above named individuals by blood, marriage or adoption. During the past ten years, none of the above persons was convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities or commodities laws, or a finding of any violation of federal or state securities or commodities laws or laws respecting financial institutions, insurance companies, or mail or wire fraud, nor was any of the above persons subject to any sanction or order of any self-regulatory organization, registered entity, or equivalent exchange, association, entity or organization that has disciplinary authority over its members. During the past ten years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Board Composition

In considering whether to recommend a prospective nominee for selection by the board, including candidates recommended by shareholders, the compensation and nominating committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. However, OpenTV believes that the backgrounds and qualifications of the directors, considered as a group, should provide a mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities.

Board Leadership Structure

Our board has separated the positions of Chairman of the Board and Chief Executive Officer (principal executive officer). André Kudelski holds the position of Chairman of the Board and leads our board and board meetings. Nigel W. Bennett holds the position of Chief Executive Officer and leads our management team.

Risk Oversight Policies

Our board is responsible for establishing risk oversight policies. Our management team is tasked with implementing these policies and managing our risk profile on a daily basis. The audit committee also meets regularly in executive session without management present to, among other things, discuss OpenTV’s risk management culture and process. As part of its charter, the audit committee is responsible for, among other things, discussing OpenTV’s policies with respect to risk assessment and risk management.

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

Based solely on our review of the copies of the forms furnished to us and written representations from the reporting persons, we are unaware of any failures during 2009 to file Forms 3, 4 or 5 or any failures to file such forms on a timely basis.

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

Audit Committee and Audit Committee Financial Expert

Messrs. Auvil, Deiss and Machovina are the members of our audit committee, and Mr. Auvil serves as chairman of the audit committee. Each of the members of the audit committee meets the applicable independence rules and regulations of NASDAQ and the SEC, as such rules and regulations exist on the date of this Form 10-K/A, and each is financially literate as determined by our board of directors in light of applicable regulatory standards. Our board of directors has determined that Mr. Auvil is a “financial expert” as defined by applicable SEC rules and regulations.

Item 11.	Executive Compensation

The following sections set forth information relating to, and analysis and discussion of, compensation paid by OpenTV to:

•	Nigel W. Bennett, who was appointed as Chief Executive Officer in March 2008 and served as our Acting Chief Executive Officer and Chief Operating Officer between August 2007 and March 2008;

•	Shum Mukherjee, who served as our Executive Vice President and Chief Financial Officer during the year ended December 31, 2009; and

•	Mark Beariault, Michael Ivanchenko and Joel Zdepski, our three other most highly compensated executive officers as of December 31, 2009.

We collectively refer to these executive officers as our “named executive officers.”

Compensation Discussion and Analysis

Compensation Overview; Principles

The compensation and nominating committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to the principles by which OpenTV determines compensation of its executive officers. Those principles seek to align the long-term interests of our company’s executive officers with those of our shareholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase shareholder value. To that end, the compensation packages provided to our named executive officers generally include cash, equity and performance-based incentive compensation.

The compensation and nominating committee seeks to formulate a compensation package for each executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to executive officers with comparable experience, duties and responsibilities at other companies that are similarly situated in terms of industry, geography and financial position. The compensation and nominating committee believes that OpenTV’s compensation packages must be designed and maintained at levels that enable OpenTV to attract and retain key executive officers who are considered critical to our long-term success.

The compensation and nominating committee did not retain a compensation consultant to advise it in connection with its determination of the compensation paid to the named executive officers in 2009.

Role of Chief Executive Officer in Compensation Decisions

Although the compensation package of each named executive officer is within the discretion of and determined by the compensation and nominating committee and the board of directors, recommendations are obtained from the Chief Executive Officer as to each named executive officer’s total compensation package (other than that of the Chief Executive Officer). The Chief Executive Officer’s recommendations are based on his evaluation of the performance and contributions of the other named executive officers, given their respective areas of responsibility. When making recommendations, the Chief Executive Officer considers various qualitative factors such as:

•	named executive officer’s experience and overall effectiveness, including achievement of individual performance goals and contribution to the achievement of OpenTV’s goals;

•	responsibilities assumed by the named executive officer, including as a result of any promotion;

•	named executive officer’s demonstrated leadership and management ability;

•	named executive officer’s compensation relative to other executive officers at our company and at other companies that are similarly situated in terms of industry, geography and financial position;

•	named executive officer’s years of service with our company; and

•	overall performance of the group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In making its compensation decision for each named executive officer, the compensation and nominating committee considers the following:

•	each element of the named executive officer’s historical compensation, including salary, bonus, equity and perquisites and other personal benefits;

•	financial performance of our company compared to internal forecasts and budgets;

•	scope of the named executive officer’s responsibilities;

•	performance of the group reporting to the named executive officer;

•

compensation packages paid to executives with comparable experience, duties and responsibilities at other companies, based on broad-based data provided by third-party advisory firms, such as Radford, with a base salary range between the 45th and 75th percentiles derived from companies that were similarly situated in terms of geography (Northern California), amount of annual revenues (under $200 million) and industry (software products and services); and

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

Base Salary. The compensation and nominating committee reviews the base salaries of the named executive officers on an annual basis, as well as at the time of a promotion or other change in responsibilities. Historically, after establishing a named executive officer’s base salary, the compensation and nominating committee has limited increases to adjustments based primarily on the following:

•

an evaluation of a named executive officer’s job performance, including OpenTV’s overall achievement of its financial and strategic goals and the contributions of the named executive officer toward OpenTV’s achievement of such goals, as discussed between the compensation and nominating committee and the Chief Executive Officer;

•

a review of comparative market data compiled from third-party advisory firms, such as Radford, concerning other companies that are similarly situated in terms of industry, geography and financial condition;

•	a review and comparison of the salary levels of the members of OpenTV’s management team to ensure, where appropriate, parity and fairness; and

•

any changes in the scope of the named executive officer’s responsibilities or duties since the date of the last salary adjustments to ensure, where appropriate, that the salary levels are commensurate with the level of responsibility assumed by the named executive officer.

Bonus. Individual bonuses paid to our named executive officers are determined by the compensation and nominating committee annually and are intended to serve both as an incentive for achieving individual and company performance goals and as a retention mechanism. Target bonuses for our senior vice presidents and above, other than the Chief Executive Officer, are generally 35% of their annual base salary. Pursuant to his employment agreement, the target bonus amount for the Chief Executive Officer was established as $300,000 in 2008, but such target amount may change in subsequent years within the discretion of the compensation and nominating committee. The committee retains the discretion to award actual bonus amounts that are greater or less than the respective target bonus amounts based on individual and company performance and the other factors described elsewhere in this section.

In August 2007, our board of directors approved the adoption of the 2007 Management Bonus Plan, which was a special bonus plan designed both to better align management with certain profitability targets established by our board of directors and as a management retention mechanism following the change in control of our company in January 2007. Participants in the 2007 Management Bonus Plan included our named executive officers, as well as other members of management. The profitability targets were based on cumulative net income of OpenTV, as measured over any four consecutive fiscal quarters during the period commencing April 1, 2007 and ending December 31, 2009, with cumulative net income being based on net income as publicly reported in the financial statements of OpenTV, subject to certain exclusions. The plan provided for bonus awards, comprised of a combination of a cash amount and a grant of restricted Class A ordinary shares pursuant to OpenTV’s 2005 Incentive Plan. The 2007 Management Bonus Plan provided for the vesting of the restricted shares and the right to receive the cash component, in each case on a pro rata basis, in accordance with the following schedule: (i) 62.5% upon our achievement of cumulative net income equal to or greater than zero, (ii) 12.5% upon our achievement of cumulative net income equal to or greater than $4,000,000, and (iii) 25% upon our achievement of cumulative net income equal to or greater than $6,000,000. All of the profitability targets under the 2007 Management Bonus Plan were achieved in May 2008, at which time restrictions as to the restricted shares lapsed and plan participants became eligible to receive payment of the cash component of the bonus awards.

For 2009, the compensation and nominating committee adopted an employee bonus plan that provided for bonus awards for our employees, including our named executive officers, based on individual target bonus amounts that generally range from 5% to 35% of annual base salary, depending upon the level of employee. Actual bonus awards are determined in the discretion of the compensation and nominating committee and are based on achievement of individual and company performance goals, performance of the group in which the employee works and other factors deemed relevant by the committee. In making its determination concerning individual bonus awards (other than in respect of the bonus award for the Chief Executive Officer), the committee considers the performance evaluations and compensation recommendations provided by the Chief Executive Officer. In making its determination concerning the bonus award for the Chief Executive Officer, the committee considers the performance evaluation and compensation recommendation of the Chairman of the Board.

Performance criteria for the 2009 bonus awards were initially established by the committee in March 2009 and were comprised of both objective and subjective measures. The objective measures related to achievement of our financial targets for billings and net income in 2009, which are based on our publicly disclosed financial guidance. The subjective measures included, among other things, the number and quality of new customer accounts secured by OpenTV, the status of OpenTV’s relationships with key customers and partners, completion and availability of scheduled product roadmap items, successful launch and delivery of key customer commitments and achievement of internal process improvements. During the course of the year, the compensation and nominating committee periodically re-evaluated the criteria, including the continued appropriateness of the measures and the Company’s relative performance against such measures. As of the date of this Form 10-K/A, 2009 bonus amounts for our named executive officers had not yet been determined or paid.

Equity Incentive Compensation. The compensation and nominating committee has historically sought to align the interests of the named executive officers with those of our shareholders by awarding share-based incentive compensation. The committee believed that this practice helped ensure that our management team had a continuing stake in our company’s long-term success. We do not have share ownership guidelines, and our equity incentive plans have historically been the principal means by which our executive officers acquired shares in our company.

The OpenTV Corp. 2005 Incentive Plan provides for the grant of a variety of incentive awards tied to our Class A ordinary shares, including stock options, restricted shares, stock appreciation rights and performance awards. The compensation and nominating committee reviews OpenTV’s equity compensation practices on a regular basis and makes determinations as to whether to grant equity awards to employees. In 2009, no such equity awards were granted to our employees, except for restricted shares granted to our Chief Executive Officer pursuant to the terms and conditions of his employment agreement and, as described below, stock options granted to new employees that we hire from time to time. See the Grants of Plan-Based Awards table below for equity incentive compensation awarded to our Chief Executive Officer in 2009.

During 2009, our compensation and nominating committee granted stock options to certain employees in connection with the commencement of their employment. The stock options generally vest over a four-year period and are awarded with an exercise price equal to fair market value on the date of grant, generally measured by reference to the closing sale price on that date of our Class A ordinary shares, as reported by the Nasdaq Global Market. In accordance with the terms of the 2005 Incentive Plan under which these options were granted, all unvested options outstanding as of November 25, 2009 vested on November 25, 2009 in connection with the completion of the tender offer (the “Tender Offer”) by Kudelski Interactive Cayman, Ltd. to purchase all outstanding Class A ordinary shares not owned by Kudelski SA or its wholly-owned subsidiaries for $1.55 per share.

We do not coordinate the timing of our awards with the release of material non-public information. As a result of the completion of the Redemption, we do not expect to grant additional equity incentive compensation that is based on OpenTV’s equity to any of our employees.

Perquisites and Other Personal Benefits. Historically, our primary means of compensation to our executive officers were cash and share-based compensation. We have not generally elected to offer a significant amount of perquisites to our employees. During 2009, we provided some perquisites and personal benefits to our Chief Executive Officer, Nigel W. Bennett, as described below in the summary of the employment arrangement we have with Mr. Bennett.

401(k) Plan. We maintain a 401(k) plan in which named executive officers may participate. During 2009, we matched 50% of participants’ contributions up to a maximum of $3,000. The amounts of matching contributions paid to our named executive officers are set forth below in the Summary Compensation table. Participation in the 401(k) plan is available to all United States-based employees on a non-discriminatory basis.

Health and Welfare Benefits. We provide health, life and disability insurance and other employee benefits programs to our employees, including our named executive officers. The compensation and nominating committee is responsible for overseeing the administration of these programs and believes that the employee benefits programs should be generally comparable to those maintained by comparable companies so that we are able to attract and retain qualified employees. Our employee benefits plans are provided on a non-discriminatory basis to all employees, though depending upon the particular jurisdiction involved, our benefit plans may differ among OpenTV’s regional offices, particularly those located outside of the United States.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the compensation and nominating committee considered the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under our OpenTV Corp. 2005 Incentive Plan. In order to maintain maximum flexibility in making compensation decisions and given OpenTV’s current tax position, the compensation and nominating committee has not adopted a policy requiring all compensation to be deductible under Section 162(m).

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)			Stock Awards (2)			Option Awards (3)	Non-Equity Incentive Plan Compensation (4)		All Other Compensation			Total
Nigel W. Bennett Chief Executive Officer	2009 2008 2007	$ $ $	475,000 461,683 337,257	$ $	— 300,000 33,300	(9)	$ $ $	134,000 115,000 237,209	(5) (7) (10)	— — —	$	— 127,776 —	$ $ $	15,000 216,433 464,114	(6) (8) (11)	$ $ $	624,000 1,220,892 1,071,880

Shum Mukherjee Executive Vice President & Chief Financial Officer	2009 2008 2007	$ $ $	334,223 334,243 321,368	$	— 117,000 —		$	— — 158,584	(13)	— — —	$	— 134,975 —	$ $ $	3,000 3,000 3,000	(12) (12) (12)	$ $ $	337,223 589,218 482,952

Mark Beariault Senior Vice President, General Counsel and Secretary	2009 2008 2007	$ $ $	265,000 265,000 240,000	$	— 105,000 —		$	— — 113,429	(14)	— — —	$	— 98,751 —	$ $ $	3,000 3,000 3,000	(12) (12) (12)	$ $ $	268,000 471,751 356,429

Michael Ivanchenko(15) Senior Vice President, Sales	2009 2008 2007	$ $ $	233,109 239,557 228,136	$ $	33,388 70,721 —		$	— — 128,570	(18)	— — —	$	— 104,114 —	$ $ $	22,414 26,160 25,275	(16) (17) (19)	$ $ $	288,911 440,552 381,981

Joel Zdepski (20) Senior Vice President and General Manager, Middleware	2009 2008	$ $	267,000 267,000	$	— 105,000			— —		— —	$	— 89,005	$ $	3,000 3,000	(12) (12)	$ $	270,000 464,005

(1)	Bonus compensation is displayed for the year such bonus was earned. As of the date of this Form 10-K/A, 2009 bonus amounts for our named executive officers had not yet been determined or paid.
(2)	Reflects the aggregate grant date fair value calculated in accordance with ASC Topic 718, “Compensation – Stock Compensation” (ASC 718) using the closing price for our Class A ordinary shares on the applicable award grant date. There can be no assurance that grant date fair value amounts will ever be realized.
(3)	No option awards were granted to our named executive officers during 2007, 2008 or 2009.
(4)	Consists of cash amounts paid in 2008 under the 2007 Management Bonus Plan.

(5)	Represents the grant date fair value calculated in accordance with ASC 718 with respect to 100,000 restricted Class A ordinary shares granted in March 2009 pursuant to the terms of Mr. Bennett’s employment agreement.
(6)	Represents a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2009 and a payment of $12,000 as an automobile allowance.
(7)	Represents the grant date fair value calculated in accordance with ASC 718 with respect to 100,000 restricted Class A ordinary shares granted in November 2008 pursuant to the terms of Mr. Bennett’s employment agreement.
(8)	Consists of a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2008; a payment of $10,000 as an automobile allowance; and a payment of $203,433 on behalf of Mr. Bennett to U.S. and U.K. income tax authorities in respect of Mr. Bennett’s 2008 compensation. The tax-related payments were made as part of an expatriate package for Mr. Bennett in connection with his previous assignment to our London, U.K. office, which ended in August 2007.
(9)	Represents a bonus amount paid to Mr. Bennett as part of the compensation arrangement agreed in connection with his appointment as Acting Chief Executive Officer in August 2007.
(10)	Consists of $81,209, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 56,789 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $156,000, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 150,000 restricted Class A ordinary shares granted in December 2007 under the 2005 Incentive Plan.
(11)	Represents a payment of $3,000 in connection with a matching contribution made to Mr. Bennett’s 401(k) plan account in 2007, $1,743 for medical expenses, $96,925 for housing and automobile allowance, $240 for reimbursement of tuition fees for his children and $4,895 in other expenses. These payments were made as part of an expatriate package for Mr. Bennett in connection with his assignment to our London, U.K. office, which ended in August 2007. The company also paid a total of $357,311 on behalf of Mr. Bennett to U.S. and U.K. income tax authorities as part of his expatriate package.
(12)	Represents a payment of $3,000 in connection with a matching contribution made to such individual’s 401(k) plan account in the fiscal year.
(13)	Consists of $85,784, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 59,989 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $72,800, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 70,000 restricted Class A ordinary shares granted in December 2007 under the 2005 Incentive Plan.

(14)	Consists of $62,729, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 43,867 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $50,700, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 48,750 restricted Class A ordinary shares granted in December 2007 under the 2005 Incentive Plan.
(15)	Mr. Ivanchenko’s base salary and bonus amounts are quoted and paid in Australian dollars pursuant to the terms of his employment letter agreement. The U.S. dollar amounts set forth in this table for Mr. Ivanchenko reflect the impact of movements in foreign exchange rates applicable to these currencies during the applicable years.
(16)	Represents a payment of $11,152 to Australian tax authorities in respect of Mr. Ivanchenko’s 2008 compensation and an automobile allowance of $11,262.
(17)	Represents a payment of $11,450 to Australian tax authorities in respect of Mr. Ivanchenko’s 2008 compensation and an automobile allowance of $14,710.
(18)	Consists of $66,170, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 46,273 restricted Class A ordinary shares granted in August 2007 under the 2007 Management Bonus Plan; and $62,400, which represents the grant date fair value calculated in accordance with ASC 718 with respect to 60,000 restricted Class A ordinary shares granted in December 2007 under the 2005 Incentive Plan.
(19)	Represents a payment of $10,814 to Australian tax authorities in respect of Mr. Ivanchenko’s 2007 compensation and an automobile allowance of $14,461.
(20)	Compensation information has been included for 2009 and 2008 only because the executive officer did not qualify as a named executive officer in 2007.

Grants of Plan-Based Awards

The following table contains information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2009.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards		Grant Date Fair Value of Stock Awards
Nigel W. Bennett (1)	March 13, 2009	100,000	(2)	$134,000	(3)

(1)	Mr. Bennett was the only named executive officer to receive an equity award grant during the year ended December 31, 2009. The award was made pursuant to the terms of Mr. Bennett’s employment agreement dated November 5, 2008.
(2)	Consists of restricted Class A ordinary shares granted under our 2005 Incentive Plan that were restricted from sale, transfer or assignment; all restrictions as to such shares lapsed on November 25, 2009 in connection with the completion of the Tender Offer.
(3)	Represents the grant date fair value of the restricted Class A ordinary shares granted using the closing price for our Class A ordinary shares on the date the award was granted.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding equity awards outstanding as of December 31, 2009 for the named executive officers. Stock options issued under our equity incentive plans generally vest over four years, with 25% vesting on the first anniversary of the grant date and an additional 1/48th vesting thereafter on a monthly basis over the remaining three years. Stock options that were granted under our 2003 Incentive Plan through the end of 2004, however, generally vest over five years, with 25% vesting on the second anniversary of the date of grant and 25% yearly thereafter for the remaining three years. In connection with the completion of the Tender Offer, all of the unvested options outstanding as of November 25, 2009 under our 2003 Incentive Plan and 2005 Incentive Plan became fully vested in accordance with the terms of such plans on November 25, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Nigel W. Bennett	27,496	—	$43.27	6/30/2010
	20,000	—	$9.72	1/10/2011
	27,496	—	$4.77	10/1/2011
	20,000	—	$1.63	6/3/2013
	20,000	—	$2.99	3/23/2014
	100,000	—	$2.84	3/31/2015
	100,000	—	$2.84	4/4/2016
Shum Mukherjee	150,000	—	$2.81	6/8/2015
	10,000	—	$2.84	4/4/2016
Mark Beariault	12,500	—	$3.42	11/24/2013
	12,500	—	$2.99	3/23/2014
	40,000	—	$2.70	2/18/2015
	25,000	—	$2.84	4/4/2016
Michael Ivanchenko	1,400	—	$54.25	7/17/2010
	10,551	—	$9.72	0/10/2011
	4,000	—	$1.63	6/3/2013
	12,500	—	$2.99	3/23/2014
	72,000	—	$2.84	3/31/2015
	50,000	—	$2.84	4/4/2016
Joel Zdepski	15,000	—	$54.25	7/17/2010
	9,832	—	$9.72	1/10/2011
	12,500	—	$2.99	3/23/2014
	40,000	—	$2.70	2/18/2015
	18,000	—	$2.84	4/4/2016

Option Exercises and Stock Vested

The following table sets forth information regarding the vesting of unvested options and the lapse of restrictions on restricted shares held by the named executive officers, in each case, during the year ended December 31, 2009. In connection with completion of the tender offer on November 25, 2009, all of the unvested options outstanding as of November 25, 2009 under our 2003 Incentive Plan and 2005 Incentive Plan became fully vested in accordance with the terms of such plans and all of the restrictions lapsed as to restricted shares outstanding as of such date under our 2005 Incentive Plan.

	Option Awards		Stock Awards
Name (1)	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Nigel W. Bennett	—	—	312,499	$464,613
Shum Mukherjee	—	—	25,200	$78,502
Mark Beariault	—	—	36,562	$54,670
Michael Ivanchenko	—	—	45,000	$67,288
Joel Zdepski	—	—	45,000	$67,288

(1)	None of our named executive officers exercised stock options during the year ended December 31, 2009.

Executive Compensation Arrangements

Employment Agreement with Chief Executive Officer

In November 2008, we entered into a new employment agreement with Nigel (Ben) Bennett, who has served as our Chief Executive Officer since March 2008 and our Acting Chief Executive Officer since August 2007. Under the employment agreement, Mr. Bennett’s annual salary, effective as of March 2008, is $475,000, and his target bonus amount was established as $300,000 in 2008. Such target amount may change in subsequent years within the discretion of the compensation and nominating committee. Pursuant to the employment agreement, we have granted Mr. Bennett an aggregate of 200,000 restricted Class A ordinary shares under the OpenTV Corp. 2005 Incentive Plan as of December 31, 2009. Such shares are subject to the terms and conditions of a restricted share agreement, which terms and conditions included, among other things, restrictions on the sale, transfer or assignment of such shares. In accordance with the terms of the 2005 Incentive Plan, those restrictions lapsed as to all of such shares in connection with the completion of the Tender Offer. In addition, we agreed to grant to Mr. Bennett, subject to the availability of sufficient shares under our 2005 Incentive Plan, awards of 100,000 restricted Class A ordinary shares on the first business day following each of January 1, 2010 and January 1, 2011. Generally, the restrictions in respect of each grant will lapse as to one-third of the restricted shares on each anniversary of the applicable grant date over a three-year period. We also agreed to reimburse Mr. Bennett for lease payments and reasonable operating expenses for a company car.

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

•

a lump sum payment equal to 12 months of his then current annual salary and, in lieu of any bonus payment, a lump sum payment equal to 65% of his annual salary then in effect (plus, in the event that we have relieved Mr. Bennett of his duties during the notice period described above, an additional lump sum in lieu of any bonus payment for the notice period that is calculated in the same manner but prorated for the period of time during which he was so relieved);

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

•

a lump sum payment equal to 6 months of his then current annual salary and, in lieu of any bonus payment, a lump sum payment equal to 65% of his then current annual salary prorated for the number of months worked during the applicable calendar year before the termination date; and

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

Employment Letter Agreements with Other Named Executive Officers

We have also entered into letter agreements with Mark Beariault, Michael Ivanchenko, Shum Mukherjee and Joel Zdepski, our other named executive officers. Pursuant to these letter agreements, these named executive officers are employees at-will. However, if the employment of any such named executive officer is terminated by us other than for “cause,” as defined in the letter agreements, or resigns due to a material reduction in duties or responsibilities or base salary, then the applicable named executive officer would receive the following:

•	payment for all unpaid salary, reimbursable business expenses not theretofore paid and accrued vacation time up to the date of termination;

•

salary continuation for a period of six months after termination, unless such termination is within 12 months of a “change in control” (as defined in the employment letters), in which case such individual would be entitled to receive salary continuation for a period of 12 months after termination;

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

Potential Payments upon Termination or Change in Control

Our named executive officers have contractual rights to severance or change in control payments under their employment agreements. For a description of potential payments upon termination or change in control, please see the information included above under “Executive Compensation Arrangements—Employment Agreement with our Chief Executive Officer” and “—Employment Letter Agreements with Other Named Executive Officers.” In addition, these named executive officers hold stock options issued under our stock option plans and the vesting of options issued under those plans may be accelerated, under certain circumstances, upon or in connection with a change in control of OpenTV, including any change in control transaction in which such stock options are not assumed or substituted by the surviving entity in such a manner that the option holder retains, as nearly as may be practicable, substantially equivalent value taking into account, to the extent applicable, the kind and amount of securities, cash or other assets into or for which the Class A ordinary shares of OpenTV may be changed, converted or exchanged in connection with the transaction. In connection with the completion of the Tender Offer, all of the unvested options and restricted shares outstanding as of November 25, 2009 under our stock option plans vested or the restrictions lapsed in accordance with the terms of such plans on November 25, 2009.

If Mr. Bennett is terminated by us other than for “cause,” as defined in his employment agreement, or resigns his employment due to a material reduction in his base salary or his authority, duties or responsibilities, Mr. Bennett is entitled to certain benefits pursuant to his employment agreement, including payment of $783,750 and reimbursement of a portion of his healthcare benefits for up to 12 months after termination. In addition, Mr. Bennett’s employment agreement contains a 12-month notice period that is applicable if he is terminated by us other than for “cause.” In the event that this notice period becomes applicable, then Mr. Bennett would be entitled during the notice period to payment of his base salary, bonus (prorated for his actual period of service) and health benefits.

The Tender Offer constituted a change in control pursuant to the terms of the letter agreements entered into with our other named executive officers. Accordingly, in the event that a named executive officer is terminated by us other than for “cause,” as defined in the letter agreements, or resigns due to a material reduction in duties or responsibilities or base salary, prior to November 25, 2010, then such named executive officer would be entitled to certain benefits defined in his letter agreement, including salary continuation for 12 months. In the event we are required to make such salary continuation payments, the total amounts paid over the relevant period (based on base salary amounts in effect as of the date of this Form 10-K/A) would be as follows: $334,223 to Mr. Mukherjee, $265,000 to Mr. Beariault, $279,440 to Mr. Ivanchenko (based on the foreign exchange rate in effect for Australian dollars to U.S. dollars as of the date of this Form 10-K/A) and $267,000 to Mr. Zdepski.

Compensation of Directors

During the year ended December 31, 2009, each of our non-management directors was entitled to receive an annual retainer of $50,000 for serving on our board of directors, $10,000 for serving on the audit committee of the board, $5,000 for serving on the compensation and nominating committee of the board and $10,000 for serving on the executive committee of the board. In addition, the chairman of the audit committee was entitled to receive an annual retainer of $20,000, and the chairman of the compensation and nominating committee was entitled to receive an annual retainer of $10,000. In lieu of the foregoing amounts, our Chairman of the Board was entitled to receive an annual retainer of $120,000 and our Vice Chairman was entitled to receive an annual retainer of $100,000, in each case for his service to the board during 2009. The annual retainers were paid, subject to continued service as a director, in quarterly installments during 2009. If applicable, payments to directors were made on a pro rata basis to reflect the actual period of service of such directors during the year. During 2009, each of our non-management directors, other than our Chairman and Vice Chairman of the Board, also received a stipend of $1,500 for each non-regularly scheduled in-person board or committee meeting attended and $750 for each non-regularly scheduled telephonic board or committee meeting attended. All of our directors were reimbursed for actual expenses they incurred to attend board and committee meetings.

In addition, each member of the special committee of the board of directors that was formed to evaluate a proposal made by Kudelski in February 2009 to acquire all of our Class A ordinary shares it did not own received $75,000 for their service on that committee and the chairman of the committee received an additional $15,000.

Director Compensation Table

The following table sets forth the compensation paid to our directors during the year ended December 31, 2009.

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($) (2)	($) (2)
André Kudelski	$120,000	—	—	$120,000
James Chiddix (3)	$84,444	—	—	$84,444
Joseph Deiss	$167,500	—	—	$167,500
Lucien Gani	$56,261	—	—	$56,261
Jerry Machovina	$147,500	—	—	$147,500
Alex Osadzinski (4)	$17,608	—	—	$17,608
Pierre Roy	$54,500	—	—	$54,500
Mauro Saladini	$63,750	—	—	$63,750
Claude Smadja	$68,000	—	—	$68,000
Eric Tveter (5)	$158,255	—	—	$158,255

(1)	Nigel Bennett, our Chief Executive Officer, was appointed as a member of the board of directors in November 2008. Mr. Bennett did not receive any compensation for his service as a director because he is also a member of management.
(2)	No stock awards or option awards were granted to our directors during 2009.
(3)	Mr. Chiddix did not stand for reelection as a director at our 2009 annual meeting of shareholders held in November 2009.
(4)	Mr. Osadzinski was appointed as a member of the board of directors in August 2009.
(5)	Mr. Tveter resigned as a member of the board of directors in October 2009.

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
Joseph Deiss (Chairman)
André Kudelski
Lucien Gani
Jerry Machovina
Claude Smadja

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

The table below sets forth, to the extent known by us or ascertainable from public filings, certain information as of March 31, 2010 with respect to the beneficial ownership of each class of our ordinary shares by each person who is known by us to be the beneficial owner of more than five percent of any class of our ordinary shares.

Each entity has sole voting power and investment power with respect to the ordinary shares set forth opposite such entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For the purpose of computing the percentage ownership and voting power, ordinary shares issuable upon exercise or conversion of options, warrants and convertible securities that are exercisable or convertible on or within 60 days after March 31, 2010 are deemed to be outstanding and beneficially owned by the entity holding the options, warrants or convertible securities, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other entity. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of OpenTV Class A ordinary shares.

OpenTV completed the Redemption at 5:00 p.m., New York City time, on March 26, 2010. As of the completion of the Redemption, 4 registered shareholders owning an aggregate of 100,593 Class A ordinary shares submitted letters seeking to dissent from the Redemption. Those Class A ordinary shares have not been redeemed and remain outstanding, but such dissenting shareholders have no rights with respect to such shares other than the right to receive the fair value of such shares as determined in accordance with the laws of the British Virgin Islands. Accordingly, the percentage ownership information set forth in the following table is based upon 92,104,997 OpenTV Class A ordinary shares and 30,206,154 OpenTV Class B ordinary shares, in each case outstanding as of March 31, 2010, which does not include any Class A ordinary shares held by dissenting shareholders.

Name and Address of Beneficial Owner	Class of Stock	Number of Shares	Percent of Class	Voting Power
Kudelski SA (1)	Class A	92,104,997	100%	100%
22-24, Route de Genève Case Postale 134 1033 Cheseaux, Switzerland	Class B	30,206,154	100%

(1)	Includes 7,902,197 Class A ordinary shares held of record by Kudelski, 84,202,800 Class A ordinary shares held of record by Kudelski Cayman, and 30,206,154 Class B ordinary shares held of record by Kudelski USA.

Security Ownership of Management

The following table sets forth, to the extent known by OpenTV or ascertainable from public filings, certain information as of March 31, 2010 with respect to the beneficial ownership of OpenTV Class A ordinary shares and OpenTV Class B ordinary shares by (i) each of our current directors; (ii) each of our named executive officers identified in “Executive Compensation” above; and (iii) all current directors and executive officers as a group. In addition, the table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership by such individuals of equity securities of Kudelski SA, which owns a controlling interest in us.

The following information regarding OpenTV ordinary shares is given as of March 31, 2010 and, in the case of percentage ownership information, is based on 92,104,997 OpenTV Class A ordinary shares and 30,206,154 OpenTV Class B ordinary shares, in each case outstanding on that date, which does not include any Class A ordinary shares held by dissenting shareholders. The following information regarding equity securities of Kudelski SA is given as of March 31, 2010, unless otherwise indicated, and, in the case of percentage ownership information, is based on 46,300,000 registered shares and 48,563,478 bearer shares of Kudelski SA outstanding on that date. For purposes of the information below regarding ownership of Kudelski SA shares, Kudelski SA’s registered shares are wholly owned by André Kudelski and his family. The other named individuals who hold Kudelski SA shares own bearer shares. Each registered and bearer share entitles its holder to one vote.

Shares issuable upon exercise or conversion of options, warrants and convertible securities that are exercisable or convertible on or within 60 days after March 31, 2010, with respect to our and Kudelski SA securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership and voting power of that person, but are not treated as outstanding for the purpose of computing the percentage ownership and voting power of any other person. For purposes of the following presentation, beneficial ownership of OpenTV Class B ordinary shares, though convertible on a one-for-one basis into OpenTV Class A ordinary shares, is reported as beneficial ownership of OpenTV Class B ordinary shares only, and not as beneficial ownership of shares of OpenTV Class A ordinary shares. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

OpenTV completed the Redemption at 5:00 p.m., New York City time, on March 26, 2010. As a result of the Redemption, all outstanding Class A ordinary shares held by our directors and named executive officers were redeemed and are no longer outstanding. Accordingly, except in the case of André Kudelski, all of the Class A ordinary shares listed below are based on outstanding options to acquire such shares.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Voting Power
Paul Auvil	OpenTV Class A OpenTV Class B Kudelski SA	— — —	— — —	— —

Nigel W. Bennett	OpenTV Class A OpenTV Class B Kudelski SA	307,992 — —	* — —	* —

Mark Beariault	OpenTV Class A OpenTV Class B Kudelski SA	90,000 — —	* — —	* —

Joseph Deiss	OpenTV Class A OpenTV Class B Kudelski SA	20,000 — 1,000	* — *	* *

Lucien Gani	OpenTV Class A OpenTV Class B Kudelski SA	20,000 — 35,913	* — *	* *

Michael Ivanchenko	OpenTV Class A OpenTV Class B Kudelski SA	150,451 — —	* — —	* —

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class		Voting Power
André Kudelski	OpenTV Class A OpenTV Class B Kudelski SA	92,104,997 30,206,154 54,224,311	(1) (2) (3)	100 100 23.6	% % %	100 57.2	% %

Jerry Machovina	OpenTV Class A OpenTV Class B Kudelski SA	77,500 — —		* — —		* —

Shum Mukherjee	OpenTV Class A OpenTV Class B Kudelski SA	250,000 — —		* — —		* —

Alex Osadzinski	OpenTV Class A OpenTV Class B Kudelski SA	— — 5,656		— — *		— *

Pierre Roy	OpenTV Class A OpenTV Class B Kudelski SA	20,000 — 52,917		* — *		* *

Mauro Saladini	OpenTV Class A OpenTV Class B Kudelski SA	10,000 — 153,403		* — *		* *

Claude Smadja	OpenTV Class A OpenTV Class B Kudelski SA	20,000 — 1,300		* — *		* *

Joel Zdepski	OpenTV Class A OpenTV Class B Kudelski SA	95,332 — —		* — —		* —

All directors and executive officers as a group (14 persons)	OpenTV Class A OpenTV Class B Kudelski SA	93,065,679 30,206,154 54,474,500		100 100 24.1	% % %	100 57.4	% %

*	Indicates less than 1 percent
(1)	André Kudelski may be deemed to be the beneficial owner of the Class A ordinary shares beneficially owned by Kudelski through his control of a majority of the voting securities of Kudelski.
(2)	Includes Class B ordinary shares held by Kudelski SA and its affiliates for which Mr. Kudelski may be deemed the beneficial owner as a result of his position at Kudelski SA.
(3)	Includes registered and bearer shares held by Mr. Kudelski and his family (under the sole voting control of Mr. Kudelski).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance (excluding Securities reflected in column(a))
Equity compensation plans approved by security holders	4,562,944	(1)	$4.69		2,163,319	(2)
Equity compensation plans not approved by security holders	165,304	(3)	$3.25	(4)	—

Total	4,728,248		$4.65	(4)	2,163,319

(1)	Represents (i) 1,143,311 Class A ordinary shares issuable upon the exercise of options outstanding under the 1999 Plan, (ii) 35,280 Class A ordinary shares issuable upon the exercise of outstanding options assumed in connection with our acquisition of Spyglass, Inc. in July 2000, (iii) 1,072,512 Class A ordinary shares issuable upon the exercise of options outstanding under the 2003 Plan, and (v) 2,311,841 Class A ordinary shares issuable upon the exercise of options outstanding under the 2005 Plan.
(2)	Represents Class A ordinary shares available for future issuance under the 2005 Plan.
(3)	Represents (i) 134,784 Class A ordinary shares issuable upon exercise of outstanding stock options granted under the 2001 Plan, and (ii) 30,520 Class A ordinary shares issuable upon the exercise of exchange rights granted under our 2000 Exchange Plan, which we refer to as the Exchange Plan.
(4)	Does not include information regarding the weighted-average exercise price of Class A ordinary shares issuable under the Exchange Plan because such issuances do not involve the payment of an exercise price or the provision of other monetary consideration.

As a result of our shareholders’ approval of our 2005 Incentive Plan (the “2005 Plan”) on November 10, 2005, no further awards will be granted under the following plans:

•	our Amended and Restated 1999 Share Option/ Share Issuance Plan (the “1999 Plan”);

•	our 2001 Nonstatutory Stock Option Plan (the “2001 Plan”); and

•	our 2003 Incentive Plan (the “2003 Plan”).

In addition, our board of directors has suspended offering periods under our Amended and Restated 1999 Employee Stock Purchase Plan (the “ESPP”), and no options or purchase rights are currently outstanding under the ESPP. The ESPP terminated on December 31, 2009.

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

Share Reserve. Options to purchase 137,534 Class A ordinary shares were outstanding under the 2001 Plan as of December 31, 2009. We no longer grant options under the 2001 Plan, and any previously issued options under the 2001 Plan that are forfeited, cancelled or otherwise terminated without being exercised would not become available for future grants.

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

Change of Control

Other than as contemplated by the February 19, 2010 written instructions from Kudelski SA to acquire all of our Class A ordinary shares that are not currently owned by Kudelski or its affiliates, we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Kudelski’s Written Instructions to Redeem all Class A ordinary shares not currently owned by Kudelski or its affiliates” below.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following describes certain agreements we have with certain of our significant shareholders and describes certain transactions or proposed transactions involving related parties and us from January 2009 through the date of this Form 10-K/A. We believe that the terms of each of these agreements are no less favorable to us than terms we would have obtained in arm’s length negotiations with unaffiliated third parties. Prior to entering into any related party transaction, OpenTV, and if applicable the audit committee of the board of directors, reviews and approves the proposed transaction in light of applicable law, NASDAQ Stock Market Rules, our Code of Business Conduct and Ethics and other appropriate considerations.

Commercial Arrangements with Affiliates of Kudelski

We offer products and services that are complementary to some of the products and services offered by Kudelski, and some of its affiliates, including Nagravision SA and its subsidiaries. As a result, we have many of the same customers as Kudelski and its other affiliates. Historically, even prior to Kudelski becoming our controlling shareholder, we sold products and professional services to Nagravision in support of their efforts to sell conditional access products to network operator customers who had deployed or wished to deploy OpenTV’s middleware products. During the year ended December 31, 2008, we recognized $6.4 million of royalties and licenses revenues and $1.3 million of services and other revenues from Nagravision SA; $0.7 million of royalties and licenses revenues and $0.1 million of services and other revenues from Nagra Trading S.A.; and $0.1 million of royalties and licenses and services and other revenues from Nagra France SAS. These entities are subsidiaries of Kudelski or were formerly subsidiaries of Kudelski and have been consolidated within the Kudelski Group. During the year ended December 31, 2009, we recognized $6.2 million of royalties and licenses revenues and $0.2 million of services and other revenues from Nagravision; $1.2 million of royalties and licenses revenues from Nagra Trading; and $0.2 million of royalties and licenses from Nagra France. As of December 31, 2009, our accounts receivable included $2.2 million from Nagravision SA and $0.1 million from Nagra France.

In February 2008, we signed a multi-year license and distribution agreement with Nagravision, which enables Nagravision to market and sublicense our middleware products, services and maintenance and support programs to cable, satellite and telecommunications network operators around the world. The agreement specifies the applicable license, support and professional services fees that are payable by Nagravision to OpenTV in connection with the license and distribution of our middleware products under the agreement. The terms and conditions set forth in the agreement, including the fees payable by Nagravision, are generally consistent with the terms and conditions offered by OpenTV to other distributors, including other conditional access providers. The total amount of license, support and services fees payable to OpenTV under this agreement is dependent upon the number of network operator customers sublicensed by Nagravision, the number of set-top boxes containing OpenTV middleware deployed by such customers and the amount of professional services requested by Nagravision. As of December 31, 2009, Nagravision has sublicensed our products under the terms of this agreement to Reliance Communications in India, Portugal Telecom and TV Cabo in Portugal, Embratel in Brazil and Canal Digitaal in the Netherlands. In March 2008, we also signed a master services agreement with Nagravision, which includes the specific terms and conditions that apply to professional services provided from time to time by OpenTV for Nagravision. Unless otherwise agreed, professional services performed by OpenTV will be billed on a time and materials basis at a daily rate that is competitive with the rates we charge our other customers. During the year ended December 31, 2009, we recognized $6.4 million in revenue under these arrangements with Nagravision.

Redemption of all Class A ordinary shares not currently owned by Kudelski

On February 19, 2010, Kudelski SA, together with two of its subsidiaries, which collectively own ordinary shares representing more than 90% of our outstanding voting power, delivered a written notice to us pursuant to Section 176 of the BVI Business Companies Act, 2004 (as amended, the BVI Act) directing us to redeem all of the outstanding Class A ordinary shares (other than Class A ordinary shares held by Kudelski and those two subsidiaries). Pursuant to the BVI Act, upon the receipt of such written instructions we became obligated to redeem all of the outstanding Class A ordinary shares (other than any such shares held by Kudelski or its subsidiaries). Accordingly, on February 24, 2010, we announced the Redemption of all of our outstanding Class A ordinary shares, other than any such shares held by Kudelski and two of its subsidiaries, for $1.55 per share. We completed the Redemption at 5:00 p.m., New York City time, on March 26, 2010, subject to the negotiation and potential appraisal process to be completed with respect to dissenting shareholders. Our Class A ordinary shares were delisted from the Nasdaq Global Market at such time.

Indemnification Agreements with Directors and Executive Officers

We have entered into customary indemnification agreements with some of our executive officers and all of our directors.

Director Independence

It is our policy that certain members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with our company. Our board of directors evaluates each director’s independence under the NASDAQ Global Market listing standards as well as applicable rules and regulations adopted by the SEC. In accordance with these listing standards and rules, our board of directors has determined that Messrs. Auvil, Deiss and Machovina are each qualified as an independent director of our company.

We are a “controlled company” as defined in Rule 5615(c)(1) of the Nasdaq Stock Market Rules because more than 50% of our voting power is beneficially owned by Kudelski. Please see “Security Ownership of Certain Beneficial Owners and Management” above. Therefore, we are not subject to the requirements of Rule 5605(b), (d) and (e) that would otherwise require us to have (i) a majority of independent directors on our board of directors; (ii) a compensation and nominating committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation and nominating committee composed solely of independent directors; and (v) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees and All Other Fees

The following table presents fees for services rendered by Grant Thornton, our independent registered public accountants during 2009 and 2008 (amounts in thousands).

Grant Thornton LLP:

	2009	2008
Audit fees, excluding audit-related fees(1)	$1,070	1,230
Audit-related fees(2)	$86	86

(1)	Represents fees billed for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and work required under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Represents professional consultations with respect to accounting issues affecting our financial statements, new accounting pronouncements and acquisition-related services.

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

OPENTV CORP.

Dated: April 8, 2010	/s/ Nigel W. Bennett
Nigel W. Bennett Chief Executive Officer